Form 10-Q
period 2006-03-31
HERCULES OFFSHORE, INC.
filed 2006-05-05
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of May 1, 2006

Common Stock, par value $0.01 per share	31,864,750

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,915	$47,575
Accounts receivable, net	39,922	38,484
Deposits	51	33
Assets held for sale	2,040	2,040
Insurance claims receivable	62,038	5,919
Prepaid expenses and other	5,537	6,160

Total current assets	124,503	100,211
PROPERTY AND EQUIPMENT, net	267,701	247,443
OTHER ASSETS, net	8,799	7,171

Total assets	$401,003	$354,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,400	$1,400
Accounts payable	10,293	13,281
Accrued liabilities	11,602	11,165
Taxes payable	5,609	122
Interest payable	1,824	1,759
Other liabilities	604	2,401

Total current liabilities	31,332	30,128
LONG-TERM DEBT, net of current portion	92,900	93,250
DEFERRED INCOME TAXES	28,800	15,504
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 200,000 shares authorized; 30,253 and 30,243 shares issued and outstanding	303	302
Additional paid-in capital	184,079	184,698
Restricted stock (unearned compensation)	—	(1,322)
Accumulated other comprehensive income	888	476
Retained earnings	62,701	31,789

Total stockholders’ equity	247,971	215,943

Total liabilities and stockholders’ equity	$401,003	$354,825

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Contract drilling services	$26,997	$24,891
Marine services	29,136	9,164

	56,133	34,055
COSTS AND EXPENSES
Operating expenses for contract drilling services, excluding depreciation and amortization	11,107	11,241
Operating expenses for marine services, excluding depreciation and amortization	10,829	4,580
Depreciation and amortization	5,934	2,462
General and administrative, excluding depreciation and amortization	6,586	2,201

	34,456	20,484

OPERATING INCOME	21,677	13,571
OTHER INCOME (EXPENSE)
Interest expense	(2,086)	(2,303)
Gain on disposal of asset	29,580	—
Other, net	303	134

INCOME BEFORE INCOME TAXES	49,474	11,402
INCOME TAX PROVISION
Current income tax	(5,487)	—
Deferred income tax	(13,075)	—

NET INCOME	$30,912	$11,402

EARNINGS PER SHARE (SEE NOTE 2):
Basic	$1.02	$0.48
Diluted	$0.98	$0.48
WEIGHTED AVERAGE SHARES OUTSTANDING (SEE NOTE 2):
Basic	30,248,680	23,718,108
Diluted	31,423,782	23,718,108

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,912	$11,402
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,934	2,462
Stock based compensation expense	703	—
Deferred income taxes	13,075	—
Amortization of deferred financing fees	160	246
Gain on disposal of asset	(29,580)	—
(Increase) decrease in operating assets—
Increase in accounts receivable	(1,438)	(9,387)
Increase in insurance claims receivable	(7,673)	—
(Increase) decrease in prepaid expenses and other	(2)	853
Increase (decrease) in operating liabilities—
Decrease in accounts payable	(2,988)	(57)
Increase in other current liabilities	9,721	1,541
Decrease in other liabilities	(1,797)	(512)

Net cash provided by operating activities	17,027	6,548

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(42,690)	(42,326)
Deferred drydocking expenditures	(2,704)	(623)
Decrease (increase) in deposits	(18)	2,000

Net cash used in investing activities	(45,412)	(40,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	25,000
Payment of debt	(350)	—
Payment of debt issuance costs	(193)	(841)
(Distributions to) contributions from members	(3,732)	4,329

Net cash (used in) provided by financing activities	(4,275)	28,488

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,660)	(5,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,575	14,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,915	$8,547

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET INCOME	$30,912	$11,402

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on hedge transactions (net of tax benefit of $222 and $0, respectively)	412	—

COMPREHENSIVE INCOME	$31,324	$11,402

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

The Company provides shallow-water drilling and liftboat services to the oil and gas exploration and production industry in the U.S. Gulf of Mexico and international markets through its Domestic Contract Drilling Services, International Contract Drilling Services, Domestic Marine Services and International Marine Services segments. The Company owns nine jackup drilling rigs, 46 liftboat vessels and one platform rig.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. The consolidated interim financial statements have not been audited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2006, and the results of its operations and cash flows for the three months ended March 31, 2006 and March 31, 2005, have been reflected. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated.

Revenue Recognition

The Company records reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses. Total revenues from such reimbursements included $1,183,312 and $1,250,437 for the three months ended March 31, 2006 and March 31, 2005, respectively.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2006	2005
Dollars in thousands:
Non-cash investing activity:
Accrued insurance proceeds (net of salvage value)	$48,750	$—

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Prior to the adoptions of SFAS No. 123R, the Company followed the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and related interpretations. SFAS No. 123R requires that compensation cost for stock options is recognized beginning with the effective date based on the requirements of (a) SFAS No. 123R for all share-based payments granted after January 1, 2006 and (b) SFAS No. 123 for all share-based payments granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. SFAS No. 123R requires that any unearned compensation related to share-based payments awarded prior to adoption be eliminated against the appropriate equity account.

The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At March 31, 2006, 530,600 shares were available for grant or award under the 2004 Plan. On April 26, 2006, the Company’s stockholders approved an increase in the shares available for grant or award under the 2004 Plan by an additional 1,000,000 shares, bringing the total amount available for grant as of that date to 1,530,600 shares. The Nominating, Governance and Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of the 2004 Plan, determines all terms and conditions of awards. Options granted prior to the Company’s initial public offering on November 1, 2005 became fully vested at that date. Options issued at the time of and after the Company’s initial public offering under the 2004 Plan have a 10-year term and vest in four equal installments, one-fourth on the effective date of grant and one-fourth thereafter on the anniversary of the grant date for the next three years.

The Company is estimating that the cost relating to stock options granted through March 31, 2006 will be $5,886,464 over the remaining vesting period of 31 months; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and subject to change.

The following table summarizes stock option activity under the 2004 Plan:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,839,500	$11.38	—	$—
Granted	—	—	822,500	2.86
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of quarter	1,839,500	$11.38	822,500	$2.86

Exercisable at end of quarter	1,168,625	$6.44	—	$—

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.86	822,500	8.58	$2.86	822,500	$2.86
5.71	122,500	9.08	5.71	122,500	5.71
20.00	894,500	9.58	20.00	223,625	20.00

	1,839,500	9.10	$11.38	1,168,625	$6.44

The following table reflects the impact of adopting SFAS No. 123R (dollars in thousands except per share data):

Three Months Ended March 31, 2006
Compensation expense related to stock options, net of tax of $199	$370

Basic earnings per share impact	$0.01
Diluted earnings per share impact	$0.01

The fair value of the options granted under the 2004 Plan at the time of and after the Company’s initial public offering was estimated on the date of grant using the Trinomial Lattice option pricing model with the following assumptions used:

Three Months Ended March 31, 2006
Dividend yield	—
Expected price volatility	35.00%
Risk-free interest rate	4.40%
Expected life of options in years	8.08
Weighted-average fair value of options granted	$9.45

In October 2005, we awarded an employee 70,000 restricted shares, effective upon consummation of our initial public offering, valued at $20.00 on the day of grant, that vest one-third per year over a three-year period commencing on the first anniversary date of the award. Compensation cost related to this award for the three-month period ended March 31, 2006 was $75,833, net of tax of $40,833. In February 2006, we awarded certain employees 9,900 restricted shares, valued at $30.38 on the day of grant, that vest one-third per year over a three-year period commencing on the first anniversary date of the award. Compensation cost related to this award for the three-month period ended March 31, 2006 was $10,861, net of tax of $5,848. The earnings per share impact of compensation expense related to restricted stock in the three-month period ended March 31, 2006 was less than $0.01.

Insurance Claims Receivable

Insurance claims receivable include expenses the Company has incurred and other amounts related to damage suffered in Hurricanes Katrina and Rita that the Company expects to be covered by insurance. The expenses incurred include costs to repair damage sustained by Rig 21, costs related to the clean-up efforts at the Company’s New Iberia facilities, and the salvage costs and insurance claim for Rig 25, which the Company filed in March 2006. At March 31, 2006, $62,038,005 was outstanding for insurance claims receivable related to Hurricanes Katrina and Rita, including $48,750,000 accrued for insurance proceeds on Rig 25, $3,696,900 accrued for the salvage effort on Rig 25, $9,232,642 accrued for the damage sustained by Rig 21 and $358,463 accrued for the clean-up efforts at the Company’s New Iberia facilities. At December 31, 2005, $5,919,308 was outstanding for insurance claims receivable related to Hurricanes Katrina and Rita.

Other Assets

Other assets consist of drydocking costs for liftboats, financing fees, unrealized gain on hedge transactions and other. The drydock costs are capitalized at cost and amortized on the straight-line method over a period of 12 to 24 months. Drydocking costs, net of accumulated amortization, at March 31, 2006 and December 31, 2005 were $4,241,792 and $3,906,106, respectively. Accumulated amortization of drydocking costs at March 31, 2006 and December 31, 2005 was $4,316,057 and $2,967,062, respectively. Amortization expense for drydocking costs was $2,368,124 and $370,132 for the three months ended March 31, 2006 and March 31, 2005, respectively.

Financing fees are deferred and amortized over the life of the applicable debt instrument. Unamortized deferred financing fees at March 31, 2006 were $2,565,108, net of accumulated amortization of $558,840. Unamortized deferred financing fees at December 31, 2005 were $2,531,966, net of accumulated amortization of $398,806. The amortization expense related to the deferred financing fees is included in interest expense on the statement of operations. Amortization expense for financing fees was $160,034 and $245,600 for the three months ended March 31, 2006 and March 31, 2005, respectively. Unamortized deferred financing fees at December 31, 2005 and March 31, 2006, relate to the debt outstanding at those dates (see NOTE 5).

The Company entered into several transactions to hedge its variable rate debt with the purpose and effect of fixing the interest rate on a portion of the outstanding principal of the term loan (see NOTE 6).

Income Taxes

The Company was a limited liability company until its conversion to a Delaware corporation on November 1, 2005. Prior to the Conversion, the Company elected to be taxed as a partnership. As such, the members of the Company were taxed on their proportionate share of net income prior to the Conversion and no provision or liability for income taxes was included in the Company’s financial statements for periods prior to the Conversion. When the Company became a taxable entity in the Conversion, a provision of approximately $12,145,040 was made reflecting the tax effect of the difference between the book and tax basis of assets and liabilities as of November 1, 2005, the effective date of the Conversion.

In February 2006, the Company paid $3,731,660 to the former members of the Company for taxes that were accrued at December 31, 2005.

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

NOTE 2 – EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (net income in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$30,912	$11,402
Denominator:
Weighted average basic shares	30,248,680	23,718,108
Add effect of stock options	1,175,102	—

Weighted average diluted shares	31,423,782	23,718,108

Basic earnings per share	$1.02	$0.48
Diluted earnings per share	$0.98	$0.48

The Company calculates earnings per share by dividing net income by the weighted average number of shares outstanding. On November 1, 2005, in connection with its initial public offering, the Company converted from a limited liability company to a corporation. Upon the Conversion, each outstanding membership unit of the limited liability company was converted into 350 shares of common stock of the corporation. Share-based information contained herein assumes that the Company had effected the conversion of each outstanding member unit into 350 shares of common stock for all periods prior to the Conversion. Diluted earnings per share include the dilutive effects of any outstanding stock options calculated under the treasury method. Options with an exercise price equal to or in excess of the average market price of the Company’s shares are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations.

NOTE 3 – ASSET ACQUISITIONS

In February 2006, the Company purchased Rig 26 for $20,100,000. Rig 26 has been cold stacked for the past six years. The Company has commenced a reactivation project that it expects will take up to one year and cost approximately $20,000,0000. Upon completion of the reactivation, the Company plans to deploy the rig in a suitable international market.

NOTE 4 – BENEFIT PLANS

The Company has established a 401(k) plan for its employees. Participation is available to all employees beginning two months from the date of hire. Participants can contribute up to a maximum of $15,000 each year, and the Company matches participant contributions equal to 100% of the first 3% and 50% of the next 2% of a participant’s salary. The Company made matching contributions of $295,636 and $204,373 for the three months ended March 31, 2006 and March 31, 2005, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt is comprised of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Senior secured term loan due June 2010	$94,300	$94,650

Total debt	94,300	94,650
Less debt due within one year	1,400	1,400

Total long-term debt	$92,900	$93,250

In June 2005, the Company entered into a senior secured credit agreement with a syndicate of financial institutions. This agreement provides for a $140,000,000 term loan and a $25,000,000 revolving credit facility. The Company may seek commitments to increase the amount available under the credit agreement by an additional $25,000,000 if the amount outstanding under the term loan is no more than $105,000,000 and the Company’s leverage ratio, after giving effect to the incurrence of the additional $25,000,000 of borrowings, is no greater than 2.5 to 1. As of March 31, 2006, no amounts were outstanding and no letters of credit had been issued under the revolving credit facility. As of that date, $94,300,000 of the principal amount of the term loan was outstanding, and the interest rate was 7.78%.

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

In January 2006, the Company amended the credit agreement to provide for, among other things, the release of the guaranty, security agreement and vessel mortgages recently entered into by two of its Cayman subsidiaries in connection with the transfer of Rig 16 and Rig 31. In addition, the Company is permitted to advance up to $20,000,000 to these two Cayman subsidiaries and to invest an additional $25,000,000 million in its foreign subsidiaries. The Company also amended the credit agreement to extend the termination date of the 1% prepayment premium (that is applicable to certain prepayments of the term loan) from June 29, 2006 to December 31, 2006. The Company paid $193,176 in fees in the first quarter of 2006 related to these amendments.

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

These hedging arrangements effectively fix the interest rate on $70,000,000 of the principal amount at 7.54% for three years and cap the interest rate on $20,000,000 of the principal amount at 8.25% for three years. These hedge transactions are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement no. 133)”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The cumulative net unrealized gain on these hedging instruments was $1,366,645 at March 31, 2006 and is included in other assets and in accumulated other comprehensive income, net of tax of $478,326, in the consolidated balance sheet at March 31, 2006. The Company did not recognize a gain or loss due to hedge ineffectiveness in its consolidated statements of operations for the three months ended March 31, 2006 related to these hedging instruments. The Company recognized losses of $40,093 in interest expense in the consolidated statements of operations for the three months ended March 31, 2006 related to the interest rate swaps.

NOTE 7 – SEGMENTS

The Company’s operations are aggregated into four reportable segments: (i) Domestic Contract Drilling Services, (ii) International Contract Drilling Services, (iii) Domestic Marine Services and (iv) International Marine Services. The Contract Drilling Services segments consists of jackup rigs used in support of offshore drilling activities. The Domestic Contract Drilling Services segment consists of jackup rigs operated in the U.S. Gulf of Mexico, while the International Contract Drilling Services Segment consists of jackup rigs operated outside of the U.S. Gulf of Mexico (which currently consists of the Company’s jackup rigs undergoing refurbishment and upgrade). The Marine Services segments consist of liftboats used in offshore support services. The Domestic Marine Services segment consists of liftboats operated in the U.S. Gulf of Mexico, while the International Marine Services Segment consists of liftboats operated outside of the U.S. Gulf of Mexico (which currently consists of the Company’s liftboats operating in Nigeria). The Company eliminates intersegment revenue and expenses, if any.

Operating results and net income by segment were as follows (in thousands):

Three Months Ended March 31, 2006
	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$26,997	$—	$25,597	$3,539	$—	$56,133
Operating expenses, excluding depreciation and amortization	11,107	—	9,193	1,636	—	21,936
Depreciation and amortization	1,652	—	3,978	279	25	5,934
General and administrative, excluding depreciation and amortization	1,786	35	745	761	3,259	6,586

Operating income (loss)	12,452	(35)	11,681	863	(3,284)	21,677
Interest expense	(1,348)	—	(738)	—	—	(2,086)
Gain on disposal of asset	29,580	—	—	—	—	29,580
Other, net	41	—	13	—	249	303

Income before income taxes	40,725	(35)	10,956	863	(3,035)	49,474
Income tax expense	(15,069)	—	(4,057)	(303)	867	(18,562)

Net income (loss)	$25,656	$(35)	$6,899	$560	$(2,168)	$30,912

Total assets (at end of period)	$164,293	$62,100	$136,428	$19,926	$18,256	$401,003

Three Months Ended March 31, 2005
	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$24,891	$—	$9,164	$—	$—	$34,055
Operating expenses, excluding depreciation and amortization	11,241	—	4,580	—	—	15,821
Depreciation and amortization	1,292	—	1,167	—	3	2,462
General and administrative, excluding depreciation and amortization	1,183	—	441	—	577	2,201

Operating income (loss)	11,175	—	2,976	—	(580)	13,571
Interest expense	(1,789)	—	(514)	—	—	(2,303)
Other, net	75	—	54	—	5	134

Net income (loss)	$9,461	$—	$2,516	$—	$(575)	$11,402

Total assets (at end of period)	$109,110	$—	$64,082	$—	$667	$173,859

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe any accruals are necessary in accordance with SFAS No. 5, “Accounting for Contingencies”.

Recent Hurricanes

In August 2005, two of the Company’s jackup rigs, Rig 21 and Rig 25, sustained damage during Hurricane Katrina. Rig 25 is insured for $50,000,000, and the Company reached a settlement with its insurance underwriters and accrued net insurance proceeds of $48,750,000 in March 2006, which represents the insured value less the negotiated salvage value of $1,250,000. The Company will retain title to the rig, and intends to remove usable materials and equipment to be used on its other rigs and to sell the remaining material for scrap. The Company recognized a gain of $29,580,283 in March 2006 related to its insurance claim on Rig 25, which represents the gross proceeds of $50,000,000 expected to be received, less the rig book value of $20,116,178 and less $303,539 of items related to the salvage operation of the rig not expected to be reimbursed by the Company’s insurance carriers. Rig 21 sustained substantial damage to its mat and was moved to a shipyard in Mississippi to repair the damage. The rig returned to service in April 2006. All repairs are expected to be within insured values. As a result of the damage to Rig 21, the Company recognized a $1,000,000 loss in operating expenses for drilling services in the consolidated statements of operations in September 2005.

NOTE 9 – SUBSEQUENT EVENTS

Liftboat Acquisition from Laborde

In April 2006, the Company entered into a definitive asset purchase agreement to acquire five liftboats from Laborde Marine Lifts, Inc. (“Laborde”). In addition, the Company agreed to assume the construction of an additional liftboat pursuant to a construction agreement to be assigned to the Company by Laborde at the closing. The total purchase price to be paid in connection with the transaction is $52,000,000. The purchase price will be reduced by the total remaining amount due under the construction agreement as of the closing date. The Company expects to close the transaction in the second quarter of 2006.

Public Offering of Common Stock

The Company completed a public offering of 9,200,000 shares of its common stock at $36.00 per share in April 2006. The Company issued 1,600,000 shares of common stock, while the remaining 7,600,000 shares were sold by certain selling stockholders. The Company received approximately $54.3 million of proceeds from the offering, net of underwriter discounts and commissions and estimated expenses. The Company intends to use the net proceeds received by it for general corporate purposes, which may include the acquisition and refurbishment of rigs and liftboats.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2005. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our annual report and in Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.

OVERVIEW

We provide shallow-water drilling and liftboat services to the oil and natural gas exploration and production industry primarily in the U.S. Gulf of Mexico. We provide these services to major integrated energy companies and independent oil and natural gas operators. We report our business activities in four business segments, Domestic Contract Drilling Services, International Contract Drilling Services, Domestic Marine Services and International Marine Services.

•	Contract Drilling Services. We own a fleet of nine jackup rigs that can drill in maximum water depths ranging from 85 to 250 feet. Our Domestic Contract Drilling Services segment includes six jackup rigs operating in the U.S. Gulf of Mexico, and our International Contract Drilling Services segment includes three jackup rigs currently undergoing refurbishment and upgrade, and targeted for work in the Middle East and Asia. Our International Contract Drilling Services segment did not generate revenues in the first quarter of 2006 as the jackup rigs were undergoing refurbishment and upgrade. Under most of our contract drilling service agreements, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.

•	Marine Services. We own a fleet of 46 liftboats in our Domestic and International Marine Services segments. Our Domestic Marine Services segment includes 42 liftboats operating in the U.S. Gulf of Mexico, and our International Marine Services segment includes four liftboats operating offshore Nigeria. Prior to the fourth quarter of 2005, during which we acquired our international liftboats, we did not report an International Marine Services segment. Our liftboats are used to provide a wide range of offshore support services, including platform maintenance, platform construction, well intervention and decommissioning services, and can be moved from location to location within a short period of time. Under most of our liftboat contracts, we are paid a fixed dayrate for the rental of the vessel, which typically includes the costs of a small crew of four to eight employees, and we also receive a variable rate for reimbursement of other operating costs such as catering, fuel, rental equipment and other items.

During the first quarter 2006, we obtained our first commitments for drilling contracts in international markets. In February 2006, we entered into a letter of intent to contract Rig 16 for work offshore Qatar and signed a definitive drilling contract in April 2006. Under the terms of the contract, the dayrate would escalate from a rate of $49,500, which would apply from the date of the customer’s acceptance of the rig to May 31, 2006. From June 1, 2006 until the end of the contract term, the dayrate would be $69,500. We would also receive a stand-by rate of $30,000 per day, commencing on the date of the letter of intent and continuing until May 1, 2006. The term of the contract would be two years commencing on the date the rig is under tow from the shipyard and is accepted by the customer. The customer may terminate the contract, and not pay the stand-by rate, if the rig is not under tow from the shipyard and accepted by June 1, 2006.

In March 2006, we entered into a letter of award to contract Rig 31 for work offshore India. The letter of award is conditioned upon, among other things, the completion of a definitive drilling contract. The drilling contract, if completed, would cover the drilling of seven wells with five one-well options, and would commence in September 2006. The dayrate under the contract would be $110,000 for the first well and $140,000 for each additional well.

Upgrade and refurbishment projects are subject to various risks, including risks of delay or cost overruns, as more fully described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. These risks may jeopardize the timing of the delivery of Rig 16 and Rig 31 and could enable the customer to withhold payment of the otherwise applicable dayrate or cancel the contract for the rigs.

RECENT HURRICANES

Two of our jackup rigs, Rig 21 and Rig 25, sustained damage during Hurricane Katrina in August 2005. Rig 21 sustained substantial damage to its mat and was moved to a shipyard in Mississippi to repair the damage. The rig returned to service in April 2006. Rig 25, which is inoperable, is insured for $50.0 million, and we reached a settlement with our insurance underwriters and accrued net insurance proceeds of $48.8 million in March 2006, which represents the insured value less the negotiated salvage value of $1.3 million. We will retain title to the rig, and intend to remove usable materials and equipment to be used on our other rigs and to sell the remaining material for scrap. We recognized a gain of $29.6 million in March 2006 related to our insurance claim on Rig 25, which represents the $50.0 million in gross proceeds expected to be received, less the rig book value of $20.1 million and less $0.3 million of items related to the salvage operation of the rig not expected to be reimbursed by our insurance carriers. None of our rigs or liftboats sustained any material damage during Hurricane Rita in September 2005. We have accrued a total of $62.0 million as of March 31, 2006 for expenses we have incurred and other amounts related to damage suffered in Hurricanes Katrina and Rita that we expect to be covered by insurance. These amounts are included in insurance claims receivable on our Consolidated Balance Sheet as of March 31, 2006, and include $48.8 million accrued for insurance proceeds on Rig 25, $3.7 million accrued for the salvage effort on Rig 25, $9.2 million accrued for the damage sustained by Rig 21 and $0.3 million accrued for the clean-up efforts at our New Iberia facilities.

RECENT DEVELOPMENTS

Liftboat Acquisition from Laborde

In April 2006, we agreed to acquire five liftboats from Laborde Marine Lifts, Inc. (“Laborde”). In addition, we agreed to assume the construction of an additional liftboat pursuant to a construction agreement to be assigned to us by Laborde at the closing. The total purchase price to be paid in connection with the transaction is $52.0 million. The purchase price will be reduced by the total amount remaining due under the construction agreement as of the closing date. We expect to close the transaction in the second quarter of 2006.

The liftboats, including the liftboat under construction, have leg lengths ranging from 105 to 200 feet and are located in the U.S. Gulf of Mexico. We intend to integrate the liftboats into our existing liftboat operations and seek work for them in the U.S. Gulf of Mexico or suitable international locations.

We intend to apply the $48.8 million of expected insurance proceeds related to Rig 25 to the purchase price in the Laborde transaction. The balance would be paid from cash on hand. The acquisition is subject to various closing conditions that may not be satisfied, and we may not complete the acquisition in the second quarter or at all.

Public Offering of Stock

We completed a public offering of 9,200,000 shares of our common stock at $36.00 per share in April 2006. We issued 1,600,000 shares of common stock, while the remaining 7,600,000 shares were sold by certain selling stockholders. We received approximately $54.3 million of proceeds from the offering, net of underwriter discounts and commissions and estimated expenses. We intend to use the net proceeds we received for general corporate purposes, which may include the acquisition and refurbishment of rigs and liftboats.

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

We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, allowance for doubtful accounts, deferred charges and stock-based compensation. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. In addition, on January 1, 2006, we adopted the modified prospective provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” which changed the manner in which we account for share-based payments granted to employees. For additional information about this Statement, please read Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report.

RESULTS OF OPERATIONS

The following table sets forth our operating days, average utilization rates, average revenue and expenses per day, revenues and operating expenses by operating segment and other selected information for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per day amounts)
Domestic Contract Drilling Services Segment:
Number of rigs (as of end of period)	6	7
Operating days	382	610
Available days	450	614
Utilization (1)	84.9%	99.3%
Average revenue per rig per day (2)	$70,673	$40,833
Average operating expense per rig per day (3)	$24,682	$18,309
Revenues	$26,997	$24,891
Operating expenses, excluding depreciation and amortization	$11,107	$11,241
Depreciation and amortization expense	$1,652	$1,292
General and administrative expenses, excluding depreciation and amortization	$1,786	$1,183
Operating income	$12,452	$11,175

International Contract Drilling Services Segment:
Number of rigs (as of end of period)	3	—
Operating days	—	—
Available days	—	—
Utilization (1)	—	—
Average revenue per rig per day (2)	$—	$—
Average operating expense per rig per day (3)	$—	$—
Revenues	$—	$—
Operating expenses, excluding depreciation and amortization	$—	$—
Depreciation and amortization expense	$—	$—
General and administrative expenses, excluding depreciation and amortization	$35	$—
Operating income	$(35)	$—

Domestic Marine Services Segment:
Number of liftboats (as of end of period)	42	22
Operating days	2,850	1,452
Available days	3,458	1,980
Utilization (1)	82.4%	73.3%
Average revenue per liftboat per day (2)	$8,981	$6,311
Average operating expense per liftboat per day (3)	$2,659	$2,313
Revenues	$25,597	$9,164
Operating expenses, excluding depreciation and amortization	$9,193	$4,580
Depreciation and amortization expense	$3,978	$1,167
General and administrative expenses, excluding depreciation and amortization	$745	$441
Operating income	$11,681	$2,976

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per day amounts)
International Marine Services Segment:
Number of liftboats (as of end of period)	4	—
Operating days	357	—
Available days	360	—
Utilization (1)	99.0%	—
Average revenue per liftboat per day (2)	$9,913	$—
Average operating expense per liftboat per day (3)	$4,544	$—
Revenues	$3,539	$—
Operating expenses, excluding depreciation and amortization	$1,636	$—
Depreciation and amortization expense	$279	$—
General and administrative expenses, excluding depreciation and amortization	$761	$—
Operating income	$863	$—

Total Company:
Revenues	$56,133	$34,055
Operating expenses, excluding depreciation and amortization	$21,936	$15,821
Depreciation and amortization expense	$5,934	$2,462
General and administrative expenses, excluding depreciation and amortization	$6,586	$2,201
Operating income	$21,677	$13,571
Interest expense	$2,086	$2,303
Gain on disposal of asset	$29,580	$—
Other income	$303	$134
Income before income taxes	$49,474	$11,402
Income tax provision	$18,562	$—
Net income	$30,912	$11,402

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, which included Rig 16, Rig 21, Rig 26 and Rig 31, or cold-stacked units, which included three of our liftboats, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.
(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.
(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per-day expenses we incur when they are under contract.

We have not provided below a comparison of our International Contract Drilling Services and International Marine Services segments, because those segments were established subsequent to the three-month period ended March 31, 2005.

Revenues

Consolidated.    Total revenues for the three-month period ended March 31, 2006 (the “Current Quarter”) were $56.1 million compared with $34.1 million for the three-month period ended March 31, 2005 (the “Comparable Quarter”), an increase of $22.0 million, or 65%. This increase resulted primarily from higher average dayrates in our Domestic Marine Services segment and additional operating days in our Domestic and International Marine Services segment, primarily due to the acquisition of liftboats in June and November 2005. Total revenues included $1.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $1.3 million in the Comparable Quarter.

Domestic Contract Drilling Services Segment.    Revenues for our Contract Drilling Services segment were $27.0 million for the Current Quarter compared with $24.9 million for the Comparable Quarter, an increase of $2.1 million, or 8%. This increase resulted primarily from higher average dayrates for our fleet partially offset by reduced utilization on three of our rigs, two of which sustained damage during Hurricane Katrina in August 2005. Operating days decreased to 382 in the Current Quarter from 610 in the Comparable Quarter. Rig 15 operated 35 days in the Current Quarter compared to 90 days in the Comparable Quarter. The rig was in the shipyard for repairs during the Current Quarter. Rig 21 and Rig 25 did not operate during the Current Quarter due to damage sustained in Hurricane Katrina, and operated 90 and 86 days in the Comparable Quarter, respectively. Average revenue per rig per day was $70,673 in the Current Quarter compared with $40,833 in the Comparable Quarter, with average utilization of 84.9% in the Current Quarter compared with 99.3% in the Comparable Quarter. Revenues for our Contract Drilling Services segment included $0.4 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $0.8 million in the Comparable Quarter.

Domestic Marine Services Segment.    Revenues for our Domestic Marine Services segment were $25.6 million for the Current Quarter compared with $9.2 million in the Comparable Quarter, an increase of $16.4 million, or 178%. This increase resulted primarily from additional operating days, higher average dayrates and higher average utilization. Operating days in the Current Quarter were 2,850 compared with 1,452 operating days in the Comparable Quarter. Average revenue per liftboat per day was $8,981 in the Current Quarter compared with $6,311 in the Comparable Quarter, with average utilization of 82.4% in the Current Quarter compared with 73.3% in the Comparable Quarter. The increase in average dayrates and average utilization was attributable primarily to increased activity in the aftermath of Hurricane Katrina and Hurricane Rita. Revenues for our Marine Services segment included $0.8 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $0.5 million in the Comparable Quarter.

Operating Expenses

Consolidated.    Total operating expenses, excluding depreciation and amortization, for the Current Quarter were $21.9 million compared with $15.8 million in the Comparable Quarter, an increase of $6.1 million, or 39%. This increase resulted primarily from the increase in rig and liftboat operating expenses described below.

Domestic Contract Drilling Services Segment.    Operating expenses, excluding depreciation and amortization, for our Contract Drilling Services segment were $11.1 million in the Current Quarter compared with $11.2 million in the Comparable Quarter, a decrease of $0.1 million, or 1%. Available days decreased to 450 in the Current Quarter from 614 in the Comparable Quarter. Average operating expenses per rig per day were $24,682 in the Current Quarter compared with $18,309 in the Comparable Quarter. The increase in operating expense per rig per day is due in part to the inclusion of operating expenses for Rig 21 while the rig was undergoing repairs for damage sustained during Hurricane Katrina. During that time, the rig was not considered available and therefore no available days for the rig were included in the calculation of average operating expense per rig per day. On a per day basis, average operating expenses per rig increased $6,373, of which $3,494 was attributable to Rig 21. The increase resulted primarily from an increase in labor expenses, which increased $4,565 per day, of which $2,348 was attributable to Rig 21, an increase in insurance costs, which increased $981 per day, of which $214 was attributable to Rig 21, and an increase in rig maintenance costs, which increased $707 per day, of which $394 was attributable to Rig 21.

Domestic Marine Services Segment.    Operating expenses, excluding depreciation and amortization, for our Domestic Marine Services segment were $9.2 million for the Current Quarter compared with $4.6 million in the Comparable Quarter, an increase of $4.6 million, or 100%. The increase is due to the June and November 2005 liftboat acquisitions and additional operating days. Average operating expenses per liftboat per day were $2,659 in the Current Quarter compared with $2,313 in the Comparable Quarter. This increase resulted primarily from an increase in labor expenses, which increased $165 per day, an increase in insurance costs, which increased $16 per day, and an increase in liftboat maintenance costs, which increased $103 per day.

Depreciation and Amortization

Depreciation and amortization expense in the Current Quarter was $5.9 million compared with $2.5 million in the Comparable Quarter, an increase of $3.4 million, or 136%. This increase resulted primarily from $2.0 million in additional amortization of regulatory inspections and related drydockings and an additional $0.4 million for Contract Drilling Services segment, $0.8 million in depreciation expense for our Domestic Marine Services segment and $0.2 million in depreciation expense for our International Marine Services segment. This increase in depreciation expense for these segments is related to acquisition activity between the Comparable Quarter and the Current Quarter.

General and Administrative Expenses

General and administrative expenses, excluding depreciation and amortization, in the Current Quarter were $6.6 million compared with $2.2 million in the Comparable Quarter, an increase of $4.4 million, or 200%. This increase is due primarily to higher general and administrative expenses for our corporate offices in addition to increases in general and administrative expenses in our operating segments. General and administrative expenses for our corporate office increased from $0.6 million in the Comparable Quarter to $3.3 million in the Current Quarter, an increase of $2.7 million. This increase is due to increased headcount, additional professional fees related to increased regulatory requirements as a public company and stock-based compensation expense of $0.7 million. General and administrative expenses increased $0.7 million and $0.3 million in our Contract Drilling Services and Domestic Marine Services segments, respectively. General and administrative expense for our International Marine Services segment in the Current Quarter was $0.8 million, which represent expenses associated with our operations in Nigeria.

Interest Expense

Interest expense in the Current Quarter was $2.1 million compared with $2.3 million in the Comparable Quarter, a decrease of $0.2 million, or 9%. This decrease resulted from a decrease in the average interest rate on our overall borrowings. The average interest rate decreased to 7.78% in the Current Quarter from 10.3% in the Comparable Quarter.

Gain on Disposal of Asset

The gain on disposal of asset in the Current Quarter consisted of $29.6 million related to the insurance settlement on the loss of Rig 25 in Hurricane Katrina. There was no gain on disposal of asset in the Comparable Quarter.

Other Income

Other income in the Current Quarter was $0.3 million compared with $0.1 million in the Comparable Quarter, an increase of $0.2 million. This increase is due primarily to higher cash balances resulting in increased interest income.

OUTLOOK

Contract Drilling Services

Oil prices increased steadily through 2005 and remained at historic highs during the first quarter of 2006. Natural gas prices were higher than recent historical levels throughout 2005, but moderated somewhat in the first quarter of 2006. In general, demand for our drilling rigs is correlated to our customers’ cash flows generated from commodity production and their expectations of future commodity prices, particularly natural gas prices. We experienced strong demand for our drilling units in 2005 and the first quarter of 2006. As a result of this strong demand, dayrates for our drilling rigs increased in 2005 and the first quarter of 2006. Our current outlook for 2006 is one of continued increases in demand, resulting in high levels of utilization and additional improvement in dayrates for our drilling rigs.

Two significant events positively impacted market conditions for our drilling rigs in 2005. First, Hurricanes Katrina and Rita significantly impacted the jackup drilling fleet in the U.S. Gulf of Mexico, putting a number of rigs out of service temporarily and, in some cases, permanently. Second, a number of our competitors moved jackup rigs out of the U.S. Gulf of Mexico in order to pursue opportunities in international markets. These two factors decreased the supply of available rigs in the U.S. Gulf of Mexico and created an upward pressure on dayrates. We anticipate that this upward pressure will continue in 2006, although our results of operations could be negatively impacted by higher labor and insurance costs.

According to ODS-Petrodata, as of April 19, 2006, 62 jackup rigs have been ordered by industry participants, national oil companies and financial investors for delivery through 2009. We do not anticipate that these rigs will compete directly with our fleet, but may indirectly impact us through competition in other markets. Our ability to expand our international drilling fleet may, however, be limited by the increased supply of newbuild rigs. In addition, nine idle jackups in the U.S. Gulf of Mexico owned by our competitors have been cold stacked for all of 2005, and in some cases, several years earlier. We believe that these idle jackup rigs will require extensive capital expenditures to refurbish and bring back into service, but given the current tight market conditions, our competitors have been able to contract many of these rigs at dayrates that allow them to recover their investment in reactivation.

The offshore drilling market remains highly competitive and cyclical, and it has been historically difficult to forecast future market conditions. While future commodity price expectations have historically been a key driver for demand for drilling rigs, other factors also affect our customers’ drilling programs, including the quality of drilling prospects, exploration success, relative production costs, availability of insurance and political and regulatory environments. Additionally, the offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and are subject to rapid change.

Marine Services

Demand for our liftboats has been strong since the second quarter of 2005. The steadily increasing dayrates that we experienced in 2005 continued in the first quarter of 2006. Because of the significant damage to rigs, production platforms, pipelines and other equipment in the U.S. Gulf of Mexico caused by Hurricanes Katrina and Rita, demand for our liftboats for inspection and repair work has increased through 2005 and the first quarter of 2006; we expect this demand to continue at least through the end of 2006 and will likely continue in 2007. We also expect increased demand for our well intervention capabilities to assist our customers in restoring production from wells damaged by the hurricanes. Plug and abandonment and platform decommissioning work is also expected to increase.

As of April 2006, we believe that there were 10 liftboats under construction or on order in the U.S. that may be used in the U.S. Gulf of Mexico, with anticipated delivery dates during 2006 and 2007. Once delivered, these liftboats may impact the demand and utilization of our liftboat fleet.

Insurance Costs

As a result of the damage sustained by the oil and natural gas industry from Hurricanes Ivan, Katrina and Rita, we anticipate that insurance costs will increase significantly for assets operating in the U.S. Gulf of Mexico. Competitors with assets in the Gulf of Mexico that have already completed their renewals in 2006 are experiencing a difficult market environment with insurance underwriters. We anticipate that our insurance costs will increase significantly after the end of our current policy period in July 2006. It is likely that insurers will require higher retention levels and will limit the amount of insurance proceeds that are available after a major wind storm in the event that our rigs or liftboats experience damage. These limits may be lower than the total insured value of our assets. To obtain access to adequate insurance coverage, we may terminate our current policy early to accelerate the renewal process. If storm activity in 2006 is as severe as it was in 2005, insurance underwriters may no longer insure U.S. Gulf of Mexico assets against weather-related damage. In addition, a number of our customers that produce oil and natural gas have previously maintained business interruption insurance for their production. This insurance may cease to be available in the future, which could adversely impact our customers’ business prospects in the U.S. Gulf of Mexico and reduce demand for our services.

Labor Markets

We require highly skilled personnel to operate our rigs and liftboats and to support our business. Competition for skilled personnel continues to intensify, as new rigs and lifboats enter the market. We have also experienced a tightening in the labor market for rig personnel due to the increasing number of new offshore and onshore rigs in the U.S. markets. In response to these conditions, we have instituted retention programs, including increases in compensation. We expect these programs, along with additional programs that may become necessary to retain skilled personnel, to continue for the foreseeable future. If this trend continues, our labor costs will likewise continue to increase, although we do not believe at this time that our operations will be limited.

Many of the shipyards in the U.S. have experienced similar labor issues, including those that we use for the refurbishment and maintenance of our drillings rigs or that support the maintenance of our liftboat fleet. We have, in some instances, experienced delays in shipyard projects on our drilling rigs or lower utilization for our liftboats as some shipyards have experienced a limit on their production due to labor shortages.

International Operations

In accordance with our strategy of expansion into international markets with characteristics similar to those in the U.S. Gulf of Mexico, in the first quarter of 2006 we received commitments to contract two of our drilling rigs internationally. We intend to establish shorebase operations in Qatar and India to accommodate these contracts. We have established an international structure based in the Cayman Islands to facilitate this expansion. In accordance with this structure, any foreign earnings must stay within the Cayman Islands structure and the cash cannot be repatriated to the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and Uses of Cash for the Three-Month Period Ended March 31, 2006

Net cash provided by operating activities for the three-month period ended March 31, 2006 was $17.0 million, which was primarily attributable to net income of $30.9 million plus depreciation and amortization of $5.9 million, an increase in accounts payable and other current liabilities of $4.9 million, a deferred income tax provision of $13.1 million and $0.7 million in stock based compensation, offset by a gain on the insurance settlement on Rig 25 of $29.6 million and an $8.9 million increase in accounts receivable, insurance claims receivable and other current assets.

Net cash used in investing activities for the three-month period ended March 31, 2006 was $45.4 million. The net cash investments during the period included the acquisition of Rig 26 for $20.1 million. Capital expenditures for our rigs and liftboats included $5.1 million for the refurbishment of Rig 16, $3.4 million for the refurbishment of Rig 31, $3.1 million for the refurbishment of Rig 26, $2.7 million for drydockings of liftboats, $6.4 million for general rig refurbishments, $1.9 million for the refurbishment of our liftboats and $2.0 million for drillpipe.

Net cash provided by financing activities for the three-month period ended March 31, 2006 totaled $4.3 million. We repaid $0.4 million of the outstanding principal on our term loan. We paid $0.2 million in fees and expenses in connection with our debt agreements to amend certain terms to allow us to move Rig 16, Rig 31 and Rig 26 into our new international structure. We also paid $3.7 million accrued at December 31, 2005 to the former members of our company for taxes.

Sources and Uses of Cash for the Three-Month Period Ended March 31, 2005

Net cash used in operating activities for the three-month period ended March 31, 2005 was $6.5 million, which was primarily attributable to net income of $11.4 million plus depreciation and amortization of $2.5 million and an increase in accounts payable and other current liabilities of $0.9 million, offset by a $8.3 million increase in accounts receivable and other current assets. The increase in accounts receivable was attributable to increased revenue from Rig 25 and Rig 30 acquired in January 2005 and to higher average dayrates for our Domestic Contract Drilling Services segment.

Net cash used in investing activities for the three-month period ended March 31, 2005 was $40.9 million. Net cash investments during the period included the acquisition in January 2005 of Rig 25 and Rig 30 for an aggregate of $41.5 million and deferred drydocking expenditures of $0.6 million. The acquisition of Rig 25 was funded in part by a $2.0 million deposit paid in 2004, which was applied towards the purchase price at closing.

Net cash provided by financing activities for the three-month period ended March 31, 2005 totaled $28.5 million. This amount included borrowings of $25.0 under a term loan and contributions from owners totaling $4.3 million. We also paid $0.8 million in fees and expenses in connection with our debt agreements.

Liquidity and Financing Arrangements

Contributions from owners and borrowings from our creditors represented our primary source of liquidity for the three-month period ended March 31, 2005. For the same period, our primary use of cash was the acquisition of Rig 25 and Rig 30 for $41.5 million. Cash from operations and cash on hand represented our primary source of liquidity for the three-month period ended March 31, 2006. For the same period, our primary uses of cash were the acquisition of Rig 26 for $20.1 million, capital expenditures on our remaining fleet of $22.6 million and deferred drydocking expenditures of $2.7 million.

We believe that our current cash on hand, including proceeds from our public offering of common stock in April 2006 and proceeds from our insurance settlement on the loss of Rig 25 in Hurricane Katrina, and our cash flow from operations through December 31, 2006, together with availability under our revolving credit facility and insurance recoveries, will be adequate during such period to repay our debts as they become due, to make normal recurring capital additions and improvements, to meet working capital requirements, to refurbish Rig 16, Rig 26 and Rig 31, to complete the Laborde acquisition and otherwise to operate our business. Our ability to make payments on our indebtedness and to fund planned capital expenditures in the future will depend on our ability to generate cash, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from further equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

Cash

Cash balances as of March 31, 2006 totaled $14.9 million. This represented a decrease of $32.7 million from the cash balances of $47.6 million as of December 31, 2005. The decrease was due the acquisition of Rig 26 for $20.1 million, capital expenditures on our remaining fleet of $22.6 million, deferred drydocking expenditures of $2.7 million and a payment of $3.7 million to the former member of our company for a distribution for taxes that was accrued at December 31, 2005, partially offset by cash flow from operations of $17.0 million.

Debt

Our current debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. As of March 31, 2006, we had outstanding long-term debt of $94.3 million, including current maturities of $1.4 million.

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

The revolving credit facility provides for swing line loans of up to $2.5 million and for the issuance of up to $5.0 million of letters of credit. The revolving loans bear interest at a rate equal to, at our option, either (1) the highest of (a) Comerica Bank’s base rate, (b) the three-month certificate of deposit rate plus 0.5% and (c) the Federal funds effective rate plus 0.5%, in each case plus 2.25%, or (2) LIBOR plus 3.25%. We may prepay the revolving loans at any time without premium or penalty. The revolving loans mature in June 2008. We are required to pay a commitment fee of 0.50% on the average daily amount of the unused commitment amount of the revolving credit facility and a letter of credit fee of 3.25%, plus a fronting fee of 0.13%, with respect to the undrawn amount of each issued letter of credit. As of March 31, 2006, no amounts were outstanding and no letters of credit had been issued under the revolving credit facility.

The term loan bears interest at a rate equal to, at our option, either (1) the highest of (a) Comerica Bank’s base rate, (b) the three-month certificate of deposit rate plus 0.5% and (c) the Federal funds effective rate plus 0.5%, in each case plus 2.25%, or (2) LIBOR plus 3.25%. As of March 31, 2006, $94.3 million of the principal amount of the term loan was outstanding, and the interest rate was 7.78%. In accordance with the credit agreement, in July 2005, we entered into hedge transactions with the purpose and effect of fixing the interest rate on $70.0 million of the outstanding principal amount of the term loan at 7.54% for three years. In addition, we entered into hedge transactions with the purpose and effect capping the interest rate on an additional $20.0 million of such principal amount at 8.25% for three years. Principal payments of $350,000 are due quarterly, and the outstanding principal balance of the term loan is payable in full in June 2010. We may prepay the term loan at any time without premium or penalty, except that prepayments made before December 31, 2006 with proceeds from debt issuances or in connection with a repricing of the term loan will be made at 101% of the principal repaid.

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

Capital Expenditures

We expect to spend approximately $52.0 million in 2006 in connection with the Laborde acquisition, including the construction of an additional liftboat pursuant to a construction contract assumed in such transaction. In addition, we expect to spend approximately $59.9 million in 2006 on the refurbishment and upgrade of our rigs and liftboats. Rigs or liftboats that have been idle for long periods of time will often require a substantial amount of work to restore the rig or liftboat into operating condition. This often entails replacing or rebuilding much of the operating equipment, and is often costly. We describe this process as a refurbishment, and we capitalize the costs of restoring a unit to operating condition.

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

We expect to spend approximately $15.1 million to upgrade Rig 16, of which $5.7 million was spent in 2005 and $5.1 million was spent in the first quarter of 2006. We expect to complete the upgrade in the second quarter of 2006. We expect to spend approximately $18.3 million to refurbish and upgrade Rig 31, of which $2.9 million was spent in 2005 and $3.4 million was spent in the first quarter of 2006. We expect to complete the project by the third quarter of 2006. We expect to spend approximately $20.0 million to refurbish and upgrade Rig 26 and spent $3.1 million in the first quarter of 2006. We expect to complete the project in early 2007. Although we expect the cost to repair the hurricane damage to Rig 21 to be within insured values, we performed additional upgrades to Rig 21 while it was in the shipyard totaling approximately $3.4 million. These upgrade costs will not be covered by insurance proceeds. We expect to spend approximately $2.0 million to refurbish the Corina and the Pike, two liftboats acquired in June 2005 that are currently inactive, and expect to complete the projects early in the third quarter of 2006. The commissioning of the Whale Shark was completed in the first quarter of 2006 for total expenditures of $0.5 million. We also expect to spend approximately $13.1 million on liftboat drydockings in 2006, of which $2.7 million was spent in the first quarter.

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

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Financing Arrangements — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such disclosure regarding our contractual obligations made in the annual report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates for the units;

•	the correlation between demand for our rigs and our liftboats and our earnings and customers’ expectations of energy prices;

•	future capital expenditures and refurbishment and repair costs;

•	amounts expected to be paid by insurance proceeds for Rig 21 and Rig 25;

•	expected time to complete the refurbishment of Rig 16, Rig 26 and Rig 31;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	our ability to complete the Laborde acquisition;

•	our plans regarding increased international operations;

•	our expectations regarding the availability and costs of insurance coverages for our rigs and liftboats;

•	expected useful lives of our rigs and liftboats;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations; and

•	expectations regarding improvements in offshore drilling activity and dayrates, continuation of current market conditions, demand for our rigs and liftboats, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II of this quarterly report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	demand for offshore jackup rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East and other oil and natural gas producing regions or further acts of terrorism in the United States, or elsewhere;

•	the impact of governmental laws and regulations;

•	the adequacy of sources of liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel;

•	labor relations and work stoppages;

•	operating hazards such as severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Financing Arrangements — Debt” in Item 2 of Part I of this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, except as follows:

Our largest stockholder is able to exert significant influence over us.

As of May 1, 2006, LR Hercules Holdings, LP (“Lime Rock”) held 20.7% of the outstanding common stock of our company. As a result of its ownership, Lime Rock is able to exert significant influence over us. Other investors, by themselves, are not able to affect the outcome of any stockholder vote.

Our interests may conflict with those of Lime Rock and its affiliates with respect to our past and ongoing business relationships, and because of their ownership, we may not be able to resolve these conflicts on terms commensurate with those possible in arms-length transactions.

Our interests may conflict with those of Lime Rock and its affiliates in a number of areas relating to our past and ongoing relationships, including:

•	the timing and manner of any sales or distributions by Lime Rock of all or any portion of its ownership interests in us;

•	business opportunities that may be presented to Lime Rock and to our directors associated with Lime Rock;

•	competition between Lime Rock and us within the same lines of business; and

•	our dividend policy.

We may not be able to resolve any potential conflicts with Lime Rock and its affiliates, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

ITEM 6. EXHIBITS

10.1	*	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006).

10.2	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006).

31.1		Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES OFFSHORE, INC.

By:	/s/ Steven A. Manz
Steven A. Manz
Chief Financial Officer

Date: May 5, 2006