Form 10-Q
period 2006-06-30
HERCULES OFFSHORE, INC.
filed 2006-08-04
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding as of August 1, 2006
Common Stock, par value $0.01 per share	31,880,750

HERCULES OFFSHORE, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 (unaudited)	2
	Consolidated Statements of Operations for the three months ended June 30, 2006 and June 30, 2005 (unaudited)	3
	Consolidated Statements of Operations for the six months ended June 30, 2006 and June 30, 2005 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 (unaudited)	5
	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited)	6
	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2006 and June 30, 2005 and the six months ended June 30, 2006 and June 30, 2005 (unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37
	Signatures	38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,570	$47,575
Accounts receivable, net	59,257	38,484
Deposits	51	33
Assets held for sale	2,040	2,040
Insurance claims receivable	13,166	5,919
Prepaid expenses and other	3,839	6,160

Total current assets	142,923	100,211
PROPERTY AND EQUIPMENT, net	339,336	247,443
OTHER ASSETS, net	10,045	7,171

Total assets	$492,304	$354,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,400	$1,400
Accounts payable	21,157	13,281
Accrued liabilities	12,065	11,165
Taxes payable	2,051	122
Interest payable	1,928	1,759
Other current liabilities	750	2,401

Total current liabilities	39,351	30,128
LONG-TERM DEBT, net of current portion	92,550	93,250
DEFERRED INCOME TAXES	33,311	15,504
OTHER LIABILITIES	625	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 200,000 shares authorized; 31,881 and 30,243 shares issued and outstanding	319	302
Additional paid-in capital	239,240	184,698
Restricted stock (unearned compensation)	—	(1,322)
Accumulated other comprehensive income	1,274	476
Retained earnings	85,634	31,789

Total stockholders’ equity	326,467	215,943

Total liabilities and stockholders’ equity	$492,304	$354,825

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
REVENUES
Contract drilling services	$42,567	$26,288
Marine services	33,730	10,787

	76,297	37,075
COSTS AND EXPENSES
Operating expenses for contract drilling services, excluding depreciation and amortization	13,822	12,095
Operating expenses for marine services, excluding depreciation and amortization	12,438	5,847
Depreciation and amortization	7,551	2,860
General and administrative, excluding depreciation and amortization	6,601	2,904

	40,412	23,706

OPERATING INCOME	35,885	13,369
OTHER INCOME (EXPENSE)
Interest expense	(2,163)	(2,534)
Loss on early retirement of debt	—	(2,786)
Other, net	1,520	101

INCOME BEFORE INCOME TAXES	35,242	8,150
INCOME TAX PROVISION
Current income tax	(8,005)	—
Deferred income tax	(4,304)	—

NET INCOME	$22,933	$8,150

EARNINGS PER SHARE (SEE NOTE 2):
Basic	$0.73	$0.34
Diluted	$0.70	$0.34
WEIGHTED AVERAGE SHARES OUTSTANDING (SEE NOTE 2):
Basic	31,570,354	23,922,850
Diluted	32,829,076	24,243,018

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
REVENUES
Contract drilling services	$69,564	$51,179
Marine services	62,866	19,951

	132,430	71,130
COSTS AND EXPENSES
Operating expenses for contract drilling services, excluding depreciation and amortization	24,929	23,336
Operating expenses for marine services, excluding depreciation and amortization	23,267	10,427
Depreciation and amortization	13,485	5,322
General and administrative, excluding depreciation and amortization	13,187	5,105

	74,868	44,190

OPERATING INCOME	57,562	26,940
OTHER INCOME (EXPENSE)
Interest expense	(4,249)	(4,837)
Gain on disposal of asset	29,580	—
Loss on early retirement of debt	—	(2,786)
Other, net	1,823	235

INCOME BEFORE INCOME TAXES	84,716	19,552
INCOME TAX PROVISION
Current income tax	(13,492)	—
Deferred income tax	(17,379)	—

NET INCOME	$53,845	$19,552

EARNINGS PER SHARE (SEE NOTE 2):
Basic	$1.74	$0.82
Diluted	$1.68	$0.81
WEIGHTED AVERAGE SHARES OUTSTANDING (SEE NOTE 2):
Basic	30,909,517	23,821,044
Diluted	32,126,429	24,020,647

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,845	$19,552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,485	5,322
Stock based compensation expense	1,461	—
Deferred income taxes	17,379	—
Amortization of deferred financing fees	327	492
Provision for bad debts	160	319
Loss on early retirement of debt	—	2,786
Gain on disposal of asset	(29,580)	—
(Increase) decrease in operating assets—
Increase in accounts receivable	(20,933)	(8,707)
Increase in insurance claims receivable	(8,892)	—
Decrease in prepaid expenses and other	1,455	1,659
Increase (decrease) in operating liabilities—
Increase in accounts payable	7,876	1,713
Increase in other current liabilities	5,829	2,949
Increase in other liabilities	625	—

Net cash provided by operating activities	43,037	26,085

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(118,936)	(87,374)
Deferred drydocking expenditures	(6,534)	(2,230)
Insurance proceeds received	50,090	—
Decrease (increase) in deposits	(18)	1,750

Net cash used in investing activities	(75,398)	(87,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	185,000
Payment of debt	(700)	(101,000)
Proceeds from issuance of common stock	54,199	—
Proceeds from exercise of stock options	221	—
Payment of debt issuance costs	(632)	(5,636)
(Distributions to) contributions from members	(3,732)	4,329

Net cash provided by financing activities	49,356	82,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,995	20,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,575	14,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,570	$35,384

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Restricted Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2005	30,243	$302	$184,698	$(1,322)	$476	$31,789	$215,943
Issuance of common stock, net	1,600	16	54,183	—	—	—	54,199
Issuance of restricted stock	27	—	—	—	—	—	—
Exercise of stock options	11	1	220	—	—	—	221
Reclass restricted stock	—	—	(1,322)	1,322	—	—	—
Compensation expense recognized	—	—	1,461	—	—	—	1,461
Change in unrealized gain on hedge transaction	—	—	—	—	798	—	798
Net income	—	—	—	—	—	53,845	53,845

Balance at June 30, 2006	31,881	$319	$239,240	$—	$1,274	$85,634	$326,467

The accompanying notes are an integral part of these statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
NET INCOME	$22,933	$8,150

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on hedge transactions (net of tax benefit of $208 and $0, respectively)	386	—

COMPREHENSIVE INCOME	$23,319	$8,150

	Six Months Ended June 30,
	2006	2005
NET INCOME	$53,845	$19,552

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on hedge transactions (net of tax benefit of $430 and $0, respectively)	798	—

COMPREHENSIVE INCOME	$54,643	$19,552

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

The Company provides shallow-water drilling and liftboat services to the oil and gas exploration and production industry in the U.S. Gulf of Mexico and international markets through its Domestic Contract Drilling Services, International Contract Drilling Services, Domestic Marine Services and International Marine Services segments. The Company owns nine jackup drilling rigs and 51 liftboat vessels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. The consolidated interim financial statements have not been audited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2006, the results of its operations for the three months and six months ended June 30, 2006 and June 30, 2005 and its cash flows for the six months ended June 30, 2006 and June 30, 2005 have been reflected. The consolidated results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated.

Revenue Recognition

For certain Contract Drilling Services contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than one month are recognized over the term of the related drilling contract. The Company deferred $1,500,000 of revenue and $228,367 of expenses related to the mobilization of a rig under a long term contract in the three months and six months ended June 30, 2006. The Company recognized $125,000 of revenue and $19,031 of expense related to mobilization in the three and six months ended June 30, 2006.

The Company records reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses. Total revenues from such reimbursements included $1,290,732 and $1,076,486 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $2,474,044 and $2,326,923 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Stock Offering

The Company completed a public offering of 9,200,000 shares of its common stock at $36.00 per share in April 2006. The Company issued 1,600,000 shares of common stock, while the remaining 7,600,000 shares were sold by certain selling stockholders. The Company received approximately $54.2 million of proceeds from the offering, net of underwriter discounts and commissions and estimated expenses.

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

The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. On April 26, 2006, the Company’s stockholders approved an increase in the shares available for grant or award under the 2004 Plan by 1,000,000 shares. At June 30, 2006, 1,513,600 shares were available for grant or award under the 2004 Plan. The Nominating, Governance and Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of the 2004 Plan, determines all terms and conditions of awards. Options granted prior to the Company’s initial public offering on November 1, 2005 became fully vested at that date. Options issued at the time of and after the Company’s initial public offering under the 2004 Plan have a 10-year term and vest in four equal installments, one-fourth on the effective date of grant and one-fourth thereafter on the anniversary of the grant date for the next three years.

The Company is estimating that the cost relating to stock options granted through June 30, 2006 will be $4,930,931 over the remaining vesting period of 28 months; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and subject to change.

The following table summarizes stock option activity under the 2004 Plan:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,839,500	$11.38	822,500	$2.86
Granted	—	—	122,500	5.71
Exercised	(11,000)	20.00	—	—
Forfeited	(5,625)	20.00	—	—

Outstanding at end of period	1,822,875	$11.49	945,000	$3.23

Exercisable at end of period	1,157,625	$6.31	—	$—

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,839,500	$11.38	—	$—
Granted	—	—	945,000	3.23
Exercised	(11,000)	20.00	—	—
Forfeited	(5,625)	20.00	—	—

Outstanding at end of period	1,822,875	$11.49	945,000	$3.23

Exercisable at end of period	1,157,625	$6.31	—	$—

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.86	822,500	8.33	$2.86	822,500	$2.86
5.71	122,500	8.83	5.71	122,500	5.71
20.00	877,875	9.33	20.00	212,625	20.00

	1,822,875	8.85	$11.49	1,157,625	$6.31

The following table reflects the impact of adopting SFAS No. 123R (dollars in thousands except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Compensation expense related to stock options, net of tax of $171 and $370, respectively	$316	$686
Basic earnings per share impact	$0.01	$0.02
Diluted earnings per share impact	$0.01	$0.02

The fair value of the options granted under the 2004 Plan at the time of and after the Company’s initial public offering was estimated on the date of grant using the Trinomial Lattice option pricing model with the following assumptions used:

Dividend yield	—
Expected price volatility	35.00%
Risk-free interest rate	4.40%
Expected life of options in years	8.08
Weighted-average fair value of options granted	$9.45

The following table summarizes information about restricted stock outstanding as of June 30, 2006 (dollars in thousands except per share data):

	Grant Type	Number of Shares	Value on Grant Date	Vesting Period (Years)	Gross Compensation Cost		Compensation Cost - Net of Tax
Grant Date					Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
October 2005	Employee	70,000	$20.00	3	$117	$233	$76	$151
February 2006	Employee	9,900	30.38	3	25	42	16	27
April 2006	Non-employee director	12,000	40.00	1	120	120	78	78
May 2006	Employee	5,000	34.03	3	9	9	6	6

					$271	$404	$176	$262

Insurance Claims Receivable

Insurance claims receivable include expenses the Company has incurred and other amounts related to damage suffered in Hurricanes Katrina and Rita that the Company expects to be covered by insurance. The expenses incurred include costs to repair damage sustained by Rig 21, costs related to the clean-up efforts at the Company’s New Iberia facilities and the salvage costs for Rig 25. At June 30, 2006, $13,162,626 was outstanding for insurance claims receivable related to Hurricane Katrina, including $3,984,437 for the salvage effort on Rig 25 and $9,178,189 for the damage sustained by Rig 21. At December 31, 2005, $5,919,308 was outstanding for insurance claims receivable related to Hurricanes Katrina and Rita.

Assets Held for Sale

Assets are classified as held for sale when the Company has a plan for disposal and those assets meet the held for sale criteria of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In June 2006, the Company entered into a definitive agreement to sell Rig 41 for $3,150,000, net of commissions. The buyer paid a $340,000 non-refundable deposit, and the transaction closed in July 2006. The Company will recognize a gain of approximately $1,110,000 in the third quarter of 2006 on the sale for the excess of the purchase price over the rig’s carrying value.

In June 2006, the Company entered into a definitive agreement to sell its New Iberia facility for $2,850,000, net of commissions. The buyer paid a $100,000 deposit, and the Company expects the sale to close in the third quarter of 2006, pending due diligence and the completion of repairs to the facility for damage sustained during Hurricane Rita in September 2005. The Company does not expect to recognize a material gain on the sale of the facility. The facility is currently classified in property and equipment on the Consolidated Balance Sheet.

Other Assets

Other assets consist of drydocking costs for liftboats, financing fees, unrealized gain on hedge transactions and other. The drydock costs are capitalized at cost and amortized on the straight-line method over a period of 12 to 24 months. Drydocking costs, net of accumulated amortization, at June 30, 2006 and December 31, 2005 were $5,130,869 and $3,906,106, respectively. Accumulated amortization of drydocking costs at June 30, 2006 and December 31, 2005 was $5,445,839 and $2,967,062, respectively. Amortization expense for drydocking costs was $2,940,638 and $624,068 for the three months ended June 30, 2006 and June 30, 2005, respectively. Amortization expense for drydocking costs was $5,308,762 and $994,200 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Financing fees are deferred and amortized over the life of the applicable debt instrument. Unamortized deferred financing fees at June 30, 2006 were $2,837,669, net of accumulated amortization of $725,325. Unamortized deferred financing fees at December 31, 2005 were $2,531,966, net of accumulated amortization of $398,806. The amortization expense related to the deferred financing fees is included in interest expense on the statement of operations.

Amortization expense for financing fees was $166,485 and $246,043 for the three months ended June 30, 2006 and June 30, 2005, respectively. Amortization expense for financing fees was $326,519 and $491,643 for the six months ended June 30, 2006 and June 30, 2005, respectively. Deferred financing fees of $439,046 and 632,228 were paid in the three and six months ended June 30, 2006, respectively. Deferred financing fees of $4,794,886 and $5,635,631 were paid in the three and six months ended June 30, 2005, respectively. Unamortized deferred financing fees at December 31, 2005 and June 30, 2006 relate to the debt outstanding at those dates (see NOTE 5).

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

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the requirements of FIN 48. The Company intends to adopt FIN 48 in the first quarter of 2007 and does not believe it will have a material impact on its consolidated balance sheet, statement of operations or statement of cash flow.

NOTE 2 – EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$22,933	$8,150	$53,845	$19,552

Denominator:
Weighted average basic shares	31,570,354	23,922,850	30,909,517	23,821,044
Add effect of stock options	1,258,722	320,330	1,216,912	199,603

Weighted average diluted shares	32,829,076	24,243,180	32,126,429	24,020,647

Basic earnings per share	$0.73	$0.34	$1.74	$0.82
Diluted earnings per share	$0.70	$0.34	$1.68	$0.81

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

NOTE 3 – ASSET ACQUISITIONS

In February 2006, the Company purchased Rig 26 for $20,100,000. Rig 26 had been cold stacked for the prior six years. The Company has commenced a reactivation and upgrade project that it expects will take up to one year and cost approximately $37,000,000. In June 2006, the Company increased its planned expenditures on the project to increase the marketability of the rig in international regions. Upon completion of the project, the Company plans to deploy the rig in a suitable international market.

In June 2006, the Company acquired five liftboats from Laborde Marine Lifts, Inc. (“Laborde”). In addition, the Company assumed the construction of an additional liftboat pursuant to a construction agreement assigned to the Company by Laborde at the closing. Pursuant to the terms of the purchase agreement, the original purchase price of $52,000,000 was reduced by $2,655,830, which represented the total amount remaining due at closing under the construction contract for the sixth liftboat. Construction of the liftboat was completed in July 2006.

NOTE 4 – BENEFIT PLANS

The Company has established a 401(k) plan for its employees. Participation is available to all employees beginning two months from the date of hire. Participants can contribute up to a maximum of $15,000 each year, and the Company matches participant contributions equal to 100% of the first 3% and 50% of the next 2% of a participant’s salary. The Company made matching contributions of $297,449 and $220,241 for the three months ended June 30, 2006 and June 30, 2005, respectively. The Company made matching contributions of $593,085 and $424,614 for the six months ended June 30, 2006 and June 30, 2005, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt is comprised of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Senior secured term loan due June 2010	$93,950	$94,650

Total debt	93,950	94,650
Less debt due within one year	1,400	1,400

Total long-term debt	$92,550	$93,250

In June 2005, the Company entered into a senior secured credit agreement with a syndicate of financial institutions. This agreement, as amended, provides for a $140,000,000 term loan and a $75,000,000 revolving credit facility. As of June 30, 2006, no amounts were outstanding and no letters of credit had been issued under the revolving credit facility. As of that date, $93,950,000 of the principal amount of the term loan was outstanding, and the interest rate was 8.24%. The Company may seek commitments to increase the amount available under the credit agreement by an additional $25,000,000 if its leverage ratio, after giving effect to the incurrence of the additional $25,000,000 of borrowings, is no greater than 2.5 to 1. Amounts repaid under the term loan cannot be reborrowed except pursuant to such an increase in availability.

The credit agreement contains financial covenants relating to leverage, fixed charge coverage and collateral coverage. Other covenants contained in the agreement restrict, among other things, repurchases of equity interests, mergers, asset dispositions, guaranties, debt, liens, acquisitions, dividends, distributions, investments, affiliate transactions, prepayments of other debt and capital expenditures. The credit agreement permits the Company to make advances to and investments in its foreign subsidiaries provided it meets applicable financial covenants. Management believes that the Company is in compliance in all material respects with its covenants under the credit agreement. The credit agreement contains customary events of default.

The Company’s obligations under the credit agreement are secured by its liftboats, all of its domestic rigs and substantially all of its other personal property, including all the equity of its domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. All of the Company’s material domestic subsidiaries guarantee the Company’s obligations under the agreement and have granted similar liens on substantially all of their assets. The Company’s foreign subsidiaries are not guarantors and the assets owned by the foreign subsidiaries are not held as collateral for the loans.

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

In June 2006, the Company further amended the credit agreement. Among other things, the amendment increased the commitments under the revolving credit facility from $25,000,000 to $75,000,000, reduced the interest rate under the revolving credit facility by 1.0% per annum, and extended the maturity date of the revolving credit facility from June 29, 2008 to June 29, 2010. It also removed the limitations on investments by the Company in its subsidiaries that are not guarantors to the credit agreement. The previous limit of $25,000,000 on such investments was replaced by a collateral maintenance test that requires the Company to maintain a ratio of (1) the orderly liquidation value of all of the vessels mortgaged pursuant to the credit agreement to (2) the sum of the revolving commitments and outstanding term loans under the credit agreement, of not less than 1.25 to 1.00. In addition, the dollar limits on other investments (including acquisitions) by the Company were eliminated, provided the Company is in compliance with its covenants under the credit agreement after giving effect to the investment and, with respect to an investment greater than $25,000,000, the Company’s leverage ratio is not greater than 3.50 to 1.00 prior to and after giving effect to such investment. The existing annual limit of $25,000,000 on capital expenditures and the interest coverage ratio were replaced by a fixed charge coverage ratio, which requires the Company to maintain a ratio of (1) EBITDA less maintenance capital expenditures and cash taxes paid to (2) fixed charges, of not less than 1.25 to 1.00. Furthermore, a $2,000,000 limitation on insurance deductibles was removed and replaced with a requirement that the Company maintain insurance that is customary for the industry. Finally, a $2,500,000 annual limit on asset sales was increased to an aggregate basket of $95,000,000 for the term of the credit agreement, provided the net proceeds from such asset sales are used to repay amounts outstanding under the term loan.

The Company paid $439,046 in fees in the three months ended June 30, 2006 and $632,222 in fees in the six months ended June 30, 2006 related to the amendments discussed above.

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

These hedging arrangements effectively fix the interest rate on $70,000,000 of the principal amount at 7.54% for three years and cap the interest rate on $20,000,000 of the principal amount at 8.25% for three years. These hedge transactions are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement no. 133)”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The cumulative net unrealized gain on these hedging instruments was $1,960,717 at June 30, 2006 and is included in other assets and in accumulated other comprehensive income, net of tax of $686,251, in the consolidated balance sheet at June 30, 2006. The Company did not recognize a gain or loss due to hedge ineffectiveness in its consolidated statements of operations for the six months ended June 30, 2006 related to these hedging instruments. The Company recognized gains of $169,908 and $129,815 in interest expense in the consolidated statements of operations for the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively, related to the interest rate swaps.

NOTE 7 – SEGMENTS

The Company’s operations are aggregated into four reportable segments: (i) Domestic Contract Drilling Services, (ii) International Contract Drilling Services, (iii) Domestic Marine Services and (iv) International Marine Services. The Contract Drilling Services segments consist of jackup rigs used in support of offshore drilling activities. The Domestic Contract Drilling Services segment consists of jackup rigs operated in the U.S. Gulf of Mexico, while the International Contract Drilling Services segment consists of jackup rigs operated outside of the U.S. Gulf of Mexico (which currently consists of the Company’s jackup rig operating offshore Qatar and one jackup rig undergoing refurbishment and upgrade). The Marine Services segments consist of liftboats used in offshore support services. The Domestic Marine Services segment consists of liftboats operated in the U.S. Gulf of Mexico, while the International Marine Services Segment consists of liftboats operated outside of the U.S. Gulf of Mexico (which currently consists of the Company’s liftboats operating in Nigeria). The Company eliminates intersegment revenue and expenses, if any.

Operating results and net income by segment were as follows (in thousands):

Three Months Ended June 30, 2006

	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$38,291	$4,276	$30,163	$3,567	$—	$76,297
Operating expenses, excluding depreciation and amortization	12,219	1,603	10,857	1,581	—	26,260
Depreciation and amortization	2,089	251	4,910	274	27	7,551
General and administrative, excluding depreciation and amortization	1,587	472	417	593	3,532	6,601

Operating income (loss)	22,396	1,950	13,979	1,119	(3,559)	35,885
Interest expense	(1,398)	—	(765)	—	—	(2,163)
Other, net	155	—	385	(1)	981	1,520

Income before income taxes	21,153	1,950	13,599	1,118	(2,578)	35,242
Income tax expense	(7,546)	—	(5,111)	(349)	697	(12,309)

Net income (loss)	$13,607	$1,950	$8,488	$769	$(1,881)	$22,933

Total assets (at end of period)	$138,512	$83,335	$188,497	$21,168	$60,792	$492,304

Three Months Ended June 30, 2005

	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$26,288	$—	$10,787	$—	$—	$37,075
Operating expenses, excluding depreciation and amortization	12,095	—	5,847	—	—	17,942
Depreciation and amortization	1,318	—	1,534	—	8	2,860
General and administrative, excluding depreciation and amortization	1,682	—	380	—	842	2,904

Operating income (loss)	11,193	—	3,026	—	(850)	13,369
Interest expense	(1,832)	—	(575)	—	(127)	(2,534)
Loss on early retirement of debt	(1,843)	—	(943)	—	—	(2,786)
Other, net	83	—	9	—	9	101

Net income (loss)	$7,601	$—	$1,517	$—	$(968)	$8,150

Total assets (at end of period)	$137,692	$—	$86,588	$—	$20,419	$244,699

Six Months Ended June 30, 2006
	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$65,288	$4,276	$55,760	$7,106	$—	$132,430
Operating expenses, excluding depreciation and amortization	23,326	1,603	20,050	3,217	—	48,196
Depreciation and amortization	3,741	251	8,888	553	52	13,485
General and administrative, excluding depreciation and amortization	3,373	507	1,162	1,354	6,791	13,187

Operating income (loss)	34,848	1,915	25,660	1,982	(6,843)	57,562
Interest expense	(2,746)	—	(1,503)	—	—	(4,249)
Gain on disposal of asset	29,580	—	—	—	—	29,580
Other, net	196	—	398	(1)	1,230	1,823

Income before income taxes	61,878	1,915	24,555	1,981	(5,613)	84,716
Income tax expense	(22,615)	—	(9,168)	(652)	1,564	(30,871)

Net income (loss)	$39,263	$1,915	$15,387	$1,329	$(4,049)	$53,845

Six Months Ended June 30, 2005

	Domestic Contract Drilling Services	International Contract Drilling Services	Domestic Marine Services	International Marine Services	Corporate and Other	Total
Revenues	$51,179	$—	$19,951	$—	$—	$71,130
Operating expenses, excluding depreciation and amortization	23,336	—	10,427	—	—	33,763
Depreciation and amortization	2,610	—	2,701	—	11	5,322
General and administrative, excluding depreciation and amortization	2,865	—	821	—	1,419	5,105

Operating income (loss)	22,368	—	6,002	—	(1,430)	26,940
Interest expense	(3,621)	—	(1,089)	—	(127)	(4,837)
Loss on early retirement of debt	(1,843)	—	(943)	—	—	(2,786)
Other, net	158	—	63	—	14	235

Net income (loss)	$17,062	$—	$4,033	$—	$(1,543)	$19,552

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

The Company maintains insurance coverage that includes coverage for physical damage, third party liability, maritime employers liability, general liability, vessel pollution and other coverages. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $580,000,000; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $75,000,000. The policies are subject to deductibles and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are $1,500,000 per occurrence for drilling rigs, and range from $250,000 to $1,000,000 per occurrence for liftboats, depending on the insured value of the particular vessel. The deductibles for drilling rigs in a U.S. Gulf of Mexico named windstorm event are $1,500,000 per rig for each occurrence plus an additional $5,000,000 for each U.S. Gulf of Mexico named windstorm. The protection and indemnity coverage under the primary marine package has a $5,000,000 limit per occurrence with excess liability coverage up to $100,000,000. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy. In addition to the marine package, the Company has separate policies providing coverage for general domestic liability, employer’s liability, domestic auto liability and non-owned aircraft liability, with customary deductibles and coverage. Insurance premiums and fees for coverage of the Company’s operations, assets and personnel base (as the same existed at June 30, 2006) are approximately $23,900,000 for the twelve-month policy period ending July 1, 2007, an increase of approximately 151% over the previous policy period on an annualized basis.

In connection with the renewal of certain of the Company’s insurance policies, the Company entered into an agreement to finance a portion of the annual insurance premiums. Approximately $17,900,000 was financed through this arrangement. The interest rate is 5.75%, and the note matures in April 2007.

2005 Hurricanes

In August 2005, two of the Company’s jackup rigs, Rig 21 and Rig 25, sustained damage during Hurricane Katrina. Rig 25 was insured for $50,000,000, and the Company reached a settlement with its insurance underwriters and received net insurance proceeds of $48,750,000 related to this claim in the second quarter of 2006, which represents the insured value less the negotiated salvage value of $1,250,000. The Company retained title to the rig and removed usable materials and equipment to be used on its other rigs. The Company sold the remaining material for scrap in July 2006. The Company recognized a gain of $29,580,283 in March 2006 related to its insurance claim on Rig 25, which represented the gross proceeds of $50,000,000 expected to be received, less the rig book value of $20,116,178 and less $303,539 of items related to the salvage operation of the rig not expected to be reimbursed by the Company’s insurance carriers. Rig 21 sustained substantial damage to its mat and was moved to a shipyard in Mississippi to repair the damage. The rig returned to service in April 2006. As of June 30, 2006, the Company has claims receivable of $13,162,626 for the salvage of Rig 25 and the repairs to Rig 21. The Company believes the full amount will be collected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three months and six months ended June 30, 2006 and June 30, 2005, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2005. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our annual report and in Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.

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

•	Contract Drilling Services. We own a fleet of nine jackup rigs that can drill in maximum water depths ranging from 85 to 250 feet. Our Domestic Contract Drilling Services segment includes six jackup rigs operating in the U.S. Gulf of Mexico and one rig currently undergoing refurbishment and upgrade, and our International Contract Drilling Services segment includes one jackup rig working offshore Qatar and one jackup rig currently undergoing refurbishment and upgrade in Malaysia. Under most of our contract drilling service agreements, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.

•	Marine Services. We own a fleet of 51 liftboats in our Domestic and International Marine Services segments. Our Domestic Marine Services segment includes 47 liftboats operating in the U.S. Gulf of Mexico, and our International Marine Services segment includes four liftboats operating offshore Nigeria. Prior to the fourth quarter of 2005, during which we acquired our international liftboats, we did not report an International Marine Services segment. Our liftboats are used to provide a wide range of offshore support services, including platform maintenance, platform construction, well intervention and decommissioning services, and can be moved from location to location within a short period of time. Under most of our liftboat contracts, we are paid a fixed dayrate for the rental of the vessel, which typically includes the costs of a small crew of four to eight employees, and we also receive a variable rate for reimbursement of other operating costs such as catering, fuel, rental equipment and other items.

During the second quarter of 2006, we commenced work with Rig 16 under our first international drilling contract and signed a definitive drilling contract for Rig 31 for work offshore India. We expect the contract for Rig 31 to commence in the third quarter of 2006 following the completion of its refurbishment and upgrade. Upgrade and refurbishment projects are subject to various risks, including risks of delay or cost overruns, as more fully described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. These risks may jeopardize the timing of the delivery of Rig 31 and could enable the customer to withhold payment of the otherwise applicable dayrate or cancel the contract for the rig.

2005 HURRICANES

Two of our jackup rigs, Rig 21 and Rig 25, sustained damage during Hurricane Katrina in August 2005. Rig 21 sustained substantial damage to its mat and was moved to a shipyard in Mississippi to repair the damage. The rig returned to service in April 2006. Rig 25, which was inoperable, was insured for $50.0 million, and we reached a settlement with our insurance underwriters and received net insurance proceeds of $48.8 million related to the claim in the second quarter of 2006, which represents the insured value less the negotiated salvage value of $1.3 million. We retained title to the rig and removed usable materials and equipment to be used on our other rigs. We sold the remaining material for scrap in July 2006. We recognized a gain of $29.6 million in March 2006 related to our insurance claim on Rig 25, which represented the $50.0 million in gross proceeds expected to be received, less the rig book value of $20.1 million and less $0.3 million of items related to the salvage operation of the rig not expected to be reimbursed by our insurance carriers. None of our rigs or liftboats sustained any material damage during Hurricane Rita in September 2005. We had accrued a total of $13.2 million as of June 30, 2006 for expenses we have incurred and other amounts related to damage suffered in Hurricane Katrina that we expect to be covered by insurance. These amounts are included in insurance claims receivable on our Consolidated Balance Sheet as of June 30, 2006, and include $4.0 million accrued for the salvage effort on Rig 25 and $9.2 million accrued for the damage sustained by Rig 21.

RECENT DEVELOPMENTS

Liftboat Acquisition from Laborde

In June 2006, we acquired five liftboats from Laborde Marine Lifts, Inc. (“Laborde”). In addition, we assumed the construction of an additional liftboat pursuant to a construction agreement assigned to us by Laborde at the closing. Pursuant to the terms of the purchase agreement, the original purchase price of $52.0 million was reduced by $2.7 million, which represented the total amount remaining due at closing under the construction contract for the sixth liftboat. Construction of the liftboat was completed in July 2006. The liftboats have leg lengths ranging from 105 to 200 feet and are located in the U.S. Gulf of Mexico.

We used $48.8 million of insurance proceeds related to Rig 25 to pay the purchase price of the Laborde transaction at closing. The balance was paid from cash on hand.

Public Offering of Common Stock

We completed a public offering of 9,200,000 shares of our common stock at $36.00 per share in April 2006. We issued 1,600,000 shares of common stock, while the remaining 7,600,000 shares were sold by certain selling stockholders. We received approximately $54.2 million of proceeds from the offering, net of underwriter discounts and commissions and estimated expenses. We are using the net proceeds we received for general corporate purposes.

Insurance Renewal

In June 2006, we completed the renewal of all of our key insurance policies, except for the directors and officers liability policy, which does not expire until November 1, 2006. We maintain insurance coverage that includes coverage for physical damage, third party liability, maritime employers liability, general liability, vessel pollution and other coverages. Our primary marine package provides for hull and machinery coverage for our drilling rigs and liftboats up to a scheduled value for each asset. Under the renewed policies, the maximum coverage for these assets was increased to $580.0 million; however, coverage for U.S. Gulf of Mexico named windstorm damage is now subject to an annual aggregate limit on liability of $75.0 million. The policies are subject to deductibles and other conditions. Under the new coverage, deductibles for events that are not U.S. Gulf of Mexico named windstorm events are $1.5 million per occurrence for drilling rigs, and range from $250,000 to $1,000,000 per occurrence for liftboats, depending on the insured value of the particular vessel. The deductibles for drilling rigs in a U.S. Gulf of Mexico named windstorm event are $1.5 million per rig for each occurrence plus an additional $5.0 million for each U.S. Gulf of Mexico named windstorm. Our maritime employers liability policy was renewed for an 18 month term on terms substantially similar to the terms of the previous policy, and the renewed policy retains the previous deductible level of $25,000 per occurrence.

Overall, our insurance premiums and fees for coverage for our operations, assets and personnel base (as the same existed at June 30, 2006) increased from approximately $9.5 million (on an annualized basis) in 2005 to $23.9 million under the renewed coverages. Higher premium costs reflect the damage sustained by the oil and natural gas industry from Hurricanes Ivan, Katrina and Rita. In addition, our premiums were also affected by the large increase in the insured values of Rig 16, Rig 26 and Rig 31, which we acquired since our last insurance renewal and have substantially upgraded.

We have obtained financing from the insurance underwriters for 75% of the premium over nine months at an interest rate of 5.75% per annum. We will incur total interest cost of approximately $435,000 under this arrangement. We reduced our total premium by $476,000, and thus the interest cost, by paying the premium for the rig package immediately.

Rig Sale Agreement

In June 2006, we entered into a definitive agreement to sell Rig 41 for $3.2 million, net of commissions. The buyer paid a $0.3 million non-refundable deposit, and the sale closed in July 2006. We will recognize a gain of approximately $1.1 million in the third quarter of 2006 on the sale for the excess of the purchase price over the rig’s carrying value.

Facility Sale Agreement

In June 2006, we entered into a definitive agreement to sell our New Iberia facility for $2.9 million, net of commissions. The buyer paid a $0.1 million deposit, and we expect the sale to close in the third quarter of 2006, pending due diligence and the completion of repairs to the facility for damage sustained during Hurricane Rita in September 2005. We do not expect to recognize a material gain on the sale of the facility.

Amendment to Credit Agreement

In June 2006, we amended our credit agreement. Among other things, the amendment increased the commitments under the revolving credit facility from $25.0 million to $75.0 million, reduced the interest rate under the revolving credit facility by 1.0% per annum, and extended the maturity date of the revolving credit facility from June 29, 2008 to June 29, 2010. It also removed the limitations on investments by us in our subsidiaries that are not guarantors to the credit agreement. The previous limit of $25.0 million on such investments was replaced by a collateral maintenance test that requires us to maintain a ratio of (1) the orderly liquidation value of all of the vessels mortgaged pursuant to the credit agreement to (2) the sum of the revolving commitments and outstanding term loans under the credit agreement, of not less than 1.25 to 1.00. In addition, the dollar limits on other investments (including acquisitions) by us were eliminated, provided we are in compliance with our covenants under the credit agreement after giving effect to the investment and, with respect to an investment greater than $25.0 million, our leverage ratio is not greater than 3.50 to 1.00 prior to and after giving effect to such investment. The existing annual limit of $25.0 million on capital expenditures and the interest coverage ratio were replaced by a fixed charge coverage ratio, which requires us to maintain a ratio of (1) EBITDA less maintenance capital expenditures and cash taxes paid to (2) fixed charges, of not less than 1.25 to 1.00. Furthermore, a $2.0 million limitation on insurance deductibles was removed and replaced with a requirement that we maintain insurance that is customary for the industry. Finally, a $2.5 million annual limit on asset sales was increased to an aggregate basket of $95.0 million for the term of the credit agreement, provided the net proceeds from such asset sales are used to repay amounts outstanding under the term loan. We paid $0.4 million in fees related to the amendment.

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

We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, allowance for doubtful accounts, deferred charges and stock-based compensation. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. In addition, on January 1, 2006, we adopted the modified prospective provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” which changed the manner in which we account for share-based payments granted to employees. For additional information about this Statement, please read Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report.

RESULTS OF OPERATIONS

The following table sets forth our operating days, average utilization rates, average revenue and expenses per day, revenues and operating expenses by operating segment and other selected information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per day amounts)		(Dollars in thousands, except per day amounts)
Domestic Contract Drilling Services Segment:
Number of rigs (as of end of period)	7	8	7	8
Operating days	494	602	876	1,212
Available days	524	637	974	1,251
Utilization (1)	94.3%	94.5%	89.9%	96.9%
Average revenue per rig per day (2)	$77,513	$43,653	$74,530	$42,234
Average operating expense per rig per day (3)	$23,318	$18,988	$23,949	$18,654
Revenues	$38,291	$26,288	$65,288	$51,179
Operating expenses, excluding depreciation and amortization	$12,219	$12,095	$23,326	$23,336
Depreciation and amortization expense	$2,089	$1,318	$3,741	$2,610
General and administrative expenses, excluding depreciation and amortization	$1,587	$1,682	$3,373	$2,865
Operating income	$22,396	$11,193	$34,848	$22,368

International Contract Drilling Services Segment:
Number of rigs (as of end of period)	2	—	2	—
Operating days	33	—	33	—
Available days	37	—	37	—
Utilization (1)	89.2%	—	89.2%	—
Average revenue per rig per day (2)	$129,577	$—	$129,577	$—
Average operating expense per rig per day (3)	$43,320	$—	$43,320	$—
Revenues	$4,276	$—	$4,276	$—
Operating expenses, excluding depreciation and amortization	$1,603	$—	$1,603	$—
Depreciation and amortization expense	$251	$—	$251	$—
General and administrative expenses, excluding depreciation and amortization	$472	$—	$507	$—
Operating income	$1,950	$—	$1,915	$—

Domestic Marine Services Segment:
Number of liftboats (as of end of period)	47	39	47	39
Operating days	2,802	1,766	5,652	3,218
Available days	3,699	2,392	7,157	4,372
Utilization (1)	75.8%	73.8%	79.0%	73.6%
Average revenue per liftboat per day (2)	$10,765	$6,109	$9,865	$6,200
Average operating expense per liftboat per day (3)	$2,935	$2,444	$2,801	$2,385
Revenues	$30,163	$10,787	$55,760	$19,951
Operating expenses, excluding depreciation and amortization	$10,857	$5,847	$20,050	$10,427
Depreciation and amortization expense	$4,910	$1,534	$8,888	$2,701
General and administrative expenses, excluding depreciation and amortization	$417	$380	$1,162	$821
Operating income	$13,979	$3,026	$25,660	$6,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per day amounts)		(Dollars in thousands, except per day amounts)
International Marine Services Segment:
Number of liftboats (as of end of period)	4	—	4	—
Operating days	355	—	712	—
Available days	364	—	724	—
Utilization (1)	98.0%	—	98.0%	—
Average revenue per liftboat per day (2)	$10,047	$—	$9,980	$—
Average operating expense per liftboat per day (3)	$4,346	$—	$4,445	$—
Revenues	$3,567	$—	$7,106	$—
Operating expenses, excluding depreciation and amortization	$1,581	$—	$3,217	$—
Depreciation and amortization expense	$274	$—	$553	$—
General and administrative expenses, excluding depreciation and amortization	$593	$—	$1,354	$—
Operating income	$1,119	$—	$1,982	$—

Total Company:
Revenues	$76,297	$37,075	$132,430	$71,130
Operating expenses, excluding depreciation and amortization	$26,260	$17,942	$48,196	$33,763
Depreciation and amortization expense	$7,551	$2,860	$13,485	$5,322
General and administrative expenses, excluding depreciation and amortization	$6,601	$2,904	$13,187	$5,105
Operating income	$35,885	$13,369	$57,562	$26,940
Interest expense	$2,163	$2,534	$4,249	$4,837
Loss on early retirement of debt	$—	$2,786	$—	$2,786
Gain on disposal of asset	$—	$—	$29,580	$—
Other income	$1,520	$101	$1,823	$235
Income before income taxes	$35,242	$8,150	$84,716	$19,552
Income tax provision	$12,309	$—	$30,871	$—
Net income	$22,933	$8,150	$53,845	$19,552

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, which included Rig 16, Rig 21, Rig 26 and Rig 31, or cold-stacked units, which included three of our liftboats, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.
(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.
(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per-day expenses we incur when they are under contract.

We have not provided below a comparison of our International Contract Drilling Services and International Marine Services segments, because those segments were established subsequent to June 30, 2005.

For the Three Months Ended June 30, 2006 and 2005

Revenues

Consolidated. Total revenues for the three-month period ended June 30, 2006 (the “Current Quarter”) were $76.3 million compared with $37.1 million for the three-month period ended June 30, 2005 (the “Comparable Quarter”), an increase of $39.2 million, or 106%. This increase resulted primarily from higher average dayrates in our Domestic Marine Services segment and additional operating days in our Domestic and International Marine Services segment, primarily due to the acquisition of liftboats in June and November 2005. Total revenues included $1.3 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $1.0 million in the Comparable Quarter.

Domestic Contract Drilling Services Segment. Revenues for our Domestic Contract Drilling Services segment were $38.3 million for the Current Quarter compared with $26.3 million for the Comparable Quarter, an increase of $12.0 million, or 46%. This increase resulted primarily from higher average dayrates for our fleet partially offset by reduced utilization on three of our rigs, two of which sustained damage during Hurricane Katrina in August 2005. Operating days decreased to 494 in the Current Quarter from 602 in the Comparable Quarter. Rig 21 operated 68 days in the Current Quarter compared to 91 days in the Comparable Quarter. The rig was in the shipyard for repairs during the Current Quarter. Rig 25 did not operate in the Current Quarter and has been scrapped due to damage sustained in Hurricane Katrina, and operated 90 days in the Comparable Quarter. Average revenue per rig per day was $77,513 in the Current Quarter compared with $43,653 in the Comparable Quarter, with average utilization of 94.3% in the Current Quarter compared with 94.5% in the Comparable Quarter. Revenues for our Domestic Contract Drilling Services segment included $0.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $0.5 million in the Comparable Quarter.

Domestic Marine Services Segment. Revenues for our Domestic Marine Services segment were $30.2 million for the Current Quarter compared with $10.8 million in the Comparable Quarter, an increase of $19.4 million, or 180%. This increase resulted primarily from additional operating days, higher average dayrates and higher average utilization. Operating days in the Current Quarter were 2,802 compared with 1,766 operating days in the Comparable Quarter, with the increase due primarily to acquisition activity. Average revenue per liftboat per day was $10,765 in the Current Quarter compared with $6,109 in the Comparable Quarter, with average utilization of 75.8% in the Current Quarter compared with 73.8% in the Comparable Quarter. The increase in average dayrates and average utilization was attributable primarily to increased activity in the aftermath of Hurricane Katrina and Hurricane Rita. Revenues for our Domestic Marine Services segment included $1.1 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $0.5 million in the Comparable Quarter.

Operating Expenses

Consolidated. Total operating expenses, excluding depreciation and amortization, for the Current Quarter were $26.3 million compared with $17.9 million in the Comparable Quarter, an increase of $8.4 million, or 47%. This increase resulted primarily from the increase in rig and liftboat operating expenses described below.

Domestic Contract Drilling Services Segment. Operating expenses, excluding depreciation and amortization, for our Domestic Contract Drilling Services segment were $12.2 million in the Current Quarter compared with $12.1 million in the Comparable Quarter, an increase of $0.1 million, or 1%. Available days decreased to 524 in the Current Quarter from 637 in the Comparable Quarter. Average operating expenses per rig per day were $23,318 in the Current Quarter compared with $18,988 in the Comparable Quarter. The increase in operating expense per rig per day is due in part to the inclusion of operating expenses for Rig 21 while the rig was undergoing repairs for damage sustained during Hurricane Katrina. Rig 21 was in the shipyard for 22 days in the Current Quarter. During that time, the rig was not considered available and therefore no available days for the rig were included in the calculation of average operating expense per rig per day. On a per day basis, average operating expenses per rig increased $4,330, of which $1,236 was attributable to Rig 21 while it was in the shipyard. The increase resulted primarily from an increase in labor expenses, which increased $2,685 per day, of which $705 was attributable to Rig 21, an increase in insurance costs, which increased $606 per day, of which $75 was attributable to Rig 21, and an increase in rig maintenance costs, which increased $1,736 per day, of which $353 was attributable to Rig 21.

Domestic Marine Services Segment. Operating expenses, excluding depreciation and amortization, for our Domestic Marine Services segment were $10.9 million for the Current Quarter compared with $5.8 million in the Comparable Quarter, an increase of $5.1 million, or 88%. The increase is due to liftboat acquisitions and additional operating days. Average operating expenses per liftboat per day were $2,935 in the Current Quarter compared with $2,444 in the Comparable Quarter. This increase resulted primarily from an increase in labor expenses, which increased $423 per day, an increase in insurance costs, which increased $82 per day, and an increase in liftboat maintenance costs, which increased $13 per day.

Depreciation and Amortization

Depreciation and amortization expense in the Current Quarter was $7.6 million compared with $2.9 million in the Comparable Quarter, an increase of $4.7 million, or 162%. This increase resulted primarily from $2.3 million in additional amortization of regulatory inspections and related drydockings and an additional $0.8 million in depreciation expense for our Domestic Contract Drilling Services segment, $1.1 million for our Domestic Marine Services segment, $0.3 million for our International Contract Drilling Services segment and $0.3 million for our International Marine Services segment. This increase in depreciation expense for these segments is related primarily to acquisition activity between the Comparable Quarter and the Current Quarter.

General and Administrative Expenses

General and administrative expenses, excluding depreciation and amortization, in the Current Quarter were $6.6 million compared with $2.9 million in the Comparable Quarter, an increase of $3.7 million, or 128%. This increase is due primarily to higher general and administrative expenses for our corporate offices in addition to increases in general and administrative expenses in our operating segments. General and administrative expenses for our corporate office increased from $0.8 million in the Comparable Quarter to $3.5 million in the Current Quarter, an increase of $2.7 million. This increase is due to increased headcount, additional professional fees related to increased regulatory requirements as a public company and stock-based compensation expense of $0.8 million. General and administrative expenses remained substantially the same in our Domestic Contract Drilling Services and Domestic Marine Services segments from the Comparable Quarter to the Current Quarter. General and administrative expense for our International Contract Drilling Services segment in the Current Quarter was $0.5 million, which represents expenses associated with our operations in Qatar that commenced in the first quarter of 2006. General and administrative expense for our International Marine Services segment in the Current Quarter was $0.6 million, which represent expenses associated with our operations in Nigeria that commenced in the fourth quarter of 2005.

Interest Expense

Interest expense in the Current Quarter was $2.1 million compared with $2.5 million in the Comparable Quarter, a decrease of $0.4 million, or 10%. This decrease resulted from a decrease in the average interest rate on our overall borrowings. The average interest rate decreased to 7.8% in the Current Quarter from 9.87% in the Comparable Quarter.

Other Income

Other income in the Current Quarter was $1.5 million compared with $0.1 million in the Comparable Quarter, an increase of $1.4 million. This increase is due primarily to higher cash balances resulting in increased interest income.

For the Six Months Ended June 30, 2006 and 2005

Revenues

Consolidated. Total revenues for the six-month period ended June 30, 2006 (the “Current Period”) were $132.4 million compared with $71.1 million for the six-month period ended June 30, 2005 (the “Comparable Period”), an increase of $61.3 million, or 86%. This increase resulted primarily from higher average dayrates in our Domestic Marine Services segment and additional operating days in our Domestic and International Marine Services segment, primarily due to the acquisition of liftboats in June and November 2005. Total revenues included $2.5 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $2.3 million in the Comparable Period.

Domestic Contract Drilling Services Segment. Revenues for our Domestic Contract Drilling Services segment were $65.3 million for the Current Period compared with $51.2 million for the Comparable Period, an increase of $14.1 million, or 28%. This increase resulted primarily from higher average dayrates for our fleet partially offset by reduced utilization on three of our rigs, two of which sustained damage during Hurricane Katrina in August 2005. Operating days decreased to 876 in the Current Period from 1,212 in the Comparable Period. Average revenue per rig per day was $74,530 in the Current Period compared with $42,234 in the Comparable Period, with average utilization of 89.9% in the Current Period compared with 96.9% in the Comparable Period. Revenues for our Domestic Contract Drilling Services segment included $0.6 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $1.3 million in the Comparable Period.

Domestic Marine Services Segment. Revenues for our Domestic Marine Services segment were $55.8 million for the Current Period compared with $20.0 million in the Comparable Period, an increase of $35.8 million, or 179%. This increase resulted primarily from additional operating days, higher average dayrates and higher average utilization. Operating days in the Current Period were 5,652 compared with 3,218 operating days in the Comparable Period, with the increase due primarily to acquisition activity. Average revenue per liftboat per day was $9,865 in the Current Period compared with $6,200 in the Comparable Period, with average utilization of 79% in the Current Period compared with 73.6% in the Comparable Period. The increase in average dayrates and average utilization was attributable primarily to increased activity in the aftermath of Hurricane Katrina and Hurricane Rita. Revenues for our Domestic Marine Services segment included $1.9 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $1.0 million in the Comparable Period.

Operating Expenses

Consolidated. Total operating expenses, excluding depreciation and amortization, for the Current Period were $48.2 million compared with $33.8 million in the Comparable Period, an increase of $14.4 million, or 43%. This increase resulted primarily from the increase in rig and liftboat operating expenses described below.

Domestic Contract Drilling Services Segment. Operating expenses, excluding depreciation and amortization, for our Domestic Contract Drilling Services segment were $23.3 million in the Current Period and the Comparable Period. Available days decreased to 974 in the Current Period from 1,251 in the Comparable Period. Average operating expenses per rig per day were $23,949 in the Current Period compared with $18,654 in the Comparable Period. The increase in operating expense per rig per day is due in part to the inclusion of operating expenses for Rig 21 while the rig was undergoing repairs for damage sustained during Hurricane Katrina. The rig was in the shipyard for 112 days in the Current Period. On a per day basis, average operating expenses per rig increased $5,295, of which $1,197 was attributable to Rig 21 while it was in the shipyard. The increase resulted primarily from an increase in labor expenses, which increased $3,573 per day, of which $716 was attributable to Rig 21, an increase in insurance costs, which increased $779 per day, of which $78 was attributable to Rig 21, and an increase in rig maintenance costs, which increased $1,263 per day, of which $278 was attributable to Rig 21.

Domestic Marine Services Segment. Operating expenses, excluding depreciation and amortization, for our Domestic Marine Services segment were $20.1 million for the Current Period compared with $10.4 million in the Comparable Period, an increase of $9.7 million, or 93%. The increase is due to liftboat acquisitions and additional operating days. Average operating expenses per liftboat per day were $2,801 in the Current Period compared with $2,385 in the Comparable Period. This increase resulted primarily from an increase in labor expenses, which increased $300 per day, an increase in insurance costs, which increased $50 per day, and an increase in liftboat maintenance costs, which increased $54 per day.

Depreciation and Amortization

Depreciation and amortization expense in the Current Period was $13.5 million compared with $5.3 million in the Comparable Period, an increase of $8.2 million, or 155%. This increase resulted primarily from $4.3 million in additional amortization of regulatory inspections and related drydockings and an additional $1.2 million in depreciation expense for our Domestic Contract Drilling Services segment, $1.9 million for our Domestic Marine Services segment, $0.3 million for our International Contract Drilling Services segment and $0.5 million for our International Marine Services segment. This increase in depreciation expense for these segments is related primarily to acquisition activity between the Comparable Period and the Current Period.

General and Administrative Expenses

General and administrative expenses, excluding depreciation and amortization, in the Current Period were $13.2 million compared with $5.1 million in the Comparable Period, an increase of $8.1 million, or 159%. This increase is due primarily to higher general and administrative expenses for our corporate offices in addition to increases in general and administrative expenses in our operating segments. General and administrative expenses for our corporate office increased from $1.4 million in the Comparable Period to $6.8 million in the Current Period, an increase of $5.4 million. This increase is due to increased headcount, additional professional fees related to increased regulatory requirements as a public company and stock-based compensation expense of $1.5 million. General and administrative expenses increased $0.5 million and $0.3 million in our Domestic Contract Drilling Services and Domestic Marine Services segments, respectively. General and administrative expense for our International Contract Drilling Services segment in the Current Period was $0.5 million, which represents expenses associated with our operations in Qatar that commenced in the first quarter of 2006. General and administrative expense for our International Marine Services segment in the Current Period was $1.4 million, which represent expenses associated with our operations in Nigeria that commenced in the fourth quarter of 2005.

Interest Expense

Interest expense in the Current Period was $4.2 million compared with $4.8 million in the Comparable Period, a decrease of $0.6 million, or 13%. This decrease resulted from a decrease in the average interest rate on our overall borrowings. The average interest rate decreased to 7.69% in the Current Period from 10.05% in the Comparable Period.

Gain on Disposal of Asset

The gain on disposal of asset in the Current Period consisted of $29.6 million related to the insurance settlement on the loss of Rig 25 in Hurricane Katrina. There was no gain on disposal of asset in the Comparable Period.

Other Income

Other income in the Current Period was $1.8 million compared with $0.2 million in the Comparable Period, an increase of $1.6 million. This increase is due primarily to higher cash balances resulting in increased interest income.

OUTLOOK

Contract Drilling Services

Oil prices increased through 2005 and the first six months of 2006. The spot price for West Texas intermediate crude oil as of June 30, 2006 was $73.93, compared with $42.12 as of January 1, 2005. Natural gas prices were higher than recent historical levels throughout 2005, but moderated somewhat in the first six months of 2006. In general, demand for our drilling rigs is correlated to our customers’ cash flows generated from commodity production and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices.

Two significant events positively impacted market conditions for our drilling rigs in 2005 and the first half of 2006. First, Hurricanes Katrina and Rita significantly impacted the jackup drilling fleet in the U.S. Gulf of Mexico, putting a number of rigs out of service temporarily and, in some cases, permanently. Second, a number of our competitors moved jackup rigs out of the U.S. Gulf of Mexico in order to pursue opportunities in international markets. During the first six months of 2006, our competitors mobilized 10 jackups out of the U.S. Gulf of Mexico to international markets. Further, as of July 19, 2006, there were an additional 11 jackups that have announced plans to depart the U.S. Gulf of Mexico for international work. We anticipate that there will be additional need for jackups in several international markets, which could further reduce the supply of rigs in the U.S. Gulf of Mexico. The reduced supply of available rigs in the region, together with relatively high commodity prices, has resulted in strong demand for our domestic drilling units in 2005 and the first six months of 2006, and dayrates for our drilling rigs increased during this period. However, with current natural gas prices trending lower, it is possible that the level of drilling activity in the U.S. Gulf of Mexico could moderate, which may impact the utilization of jackups operating in shallow waters in this region. We believe that the further reduction in supply in the U.S. Gulf of Mexico due to rigs mobilizing to international locations could mitigate the impact of potential reduced drilling demand due to lower natural gas prices.

According to ODS-Petrodata, as of June 30, 2006, 60 jackup rigs have been ordered by industry participants, national oil companies and financial investors for delivery through 2009. We do not anticipate that these rigs will compete directly with our fleet, but may indirectly impact us through competition in other markets. Our ability to expand our international drilling fleet may be limited, however, by the increased supply of newbuild rigs. In addition, nine idle jackups in the U.S. Gulf of Mexico owned by our competitors have been cold stacked for all of 2005, and in some cases, several years earlier. We believe that these idle jackup rigs will require extensive capital expenditures to refurbish and bring back into service, but given the current tight market conditions, our competitors may opt to reactivate these rigs.

As a result of the extensive damage caused by Hurricanes Rita and Katrina, insurance underwriters sustained significant losses on claims and in 2006 significantly increased the cost of premiums for assets operating in the U.S. Gulf of Mexico and significantly reduced the amount of coverage offered for named windstorm damage. Companies renewing insurance policies covering assets in the U.S. Gulf of Mexico are likely to have an aggregate limit for what they can recover for assets damaged during named windstorms, which likely is much lower than the total insured value of those assets. As long as these limits exist, we do not anticipate that newly constructed jackups will be moved to the Gulf of Mexico during hurricane season.

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

Marine Services

Demand for our liftboats has been strong since the second quarter of 2005. The steadily increasing dayrates that we experienced in 2005 continued in the first six months of 2006. Because of the significant damage to rigs, production platforms, pipelines and other equipment in the U.S. Gulf of Mexico caused by Hurricanes Katrina and Rita, demand for our liftboats for inspection and repair work has increased through 2005 and the first six months of 2006; we expect this demand to continue at least through the end of 2006 and likely into 2007. We also expect increased demand for our well intervention capabilities to assist our customers in restoring production from wells damaged by the hurricanes. Plug and abandonment and platform decommissioning work is also expected to increase.

We anticipate that demand for liftboats will likely increase in other international markets. As a result of aging offshore infrastructure in a number of regions and the increase in dayrates for jackups and other equipment used to service this infrastructure, we anticipate that there will be longer term contract opportunities in international markets for liftboats currently working in the U.S. Gulf of Mexico and for newly constructed liftboats.

As of June 2006, we believe that there were 12 liftboats under construction or on order in the U.S. that may be used in the U.S. Gulf of Mexico, with anticipated delivery dates during 2006 and 2007. Once delivered, these liftboats may impact the demand and utilization of our domestic liftboat fleet.

Labor Markets

We require highly skilled personnel to operate our rigs and liftboats and to support our business. Competition for skilled personnel continues to intensify as new rigs and lifboats enter the market. We have also experienced a tightening in the labor market for rig personnel due to the increasing number of new offshore and onshore rigs in the U.S. markets. In response to these conditions, we have instituted retention programs, including increases in compensation. We expect these programs, along with additional programs that may become necessary to retain skilled personnel, to continue for the foreseeable future. If this trend continues, our labor costs will likewise continue to increase, although we do not believe at this time that our operations will be limited.

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

International Operations

In accordance with our strategy of expansion into international markets with characteristics similar to those in the U.S. Gulf of Mexico, in the first quarter of 2006, we received commitments to contract two of our drilling rigs internationally. We established shorebase operations in Qatar and intend to establish shorebase operations in India to accommodate these contracts. We have established an international structure based in the Cayman Islands to facilitate this expansion. Certain of our international rigs are owned or operated, directly or indirectly, by one of our wholly owned Cayman Islands subsidiaries. Earnings from this subsidiary are reinvested to finance foreign activities.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for the six-month periods ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
	(dollars in millions)
Net cash provided by operating activities
Net income	$53.8	$19.6
Depreciation and amortization	13.5	5.3
Increase in accounts payable and other current liabilities	14.4	4.6
Deferred income tax provision	17.4	—
Stock-based compensation	1.4	—
Loss on early retirement of debt	—	2.8
Gain on disposal of asset	(29.6)	—
Increase in accounts receivable, insurance claims receivable and other current assets	(27.9)	(6.2)

Total	$43.0	$26.1

	Six Months Ended June 30,
	2006	2005
	(dollars in millions)
Net cash used in investing activities
Acquisition of Rig 25 and Rig 30 in January 2005	$—	$(41.5)
Acquisition of 17 liftboats in June 2005	—	(20.0)
Acquisition of Rig 16 in June 2005	—	(20.0)
Acquisition of Rig 26 in February 2006	(20.1)	—
Acquisition of six liftboats in June 2006	(52.0)	—
Refurbishment and upgrade of Rig 16	(9.6)	—
Refurbishment and upgrade of Rig 31	(10.7)	—
Refurbishment and upgrade of Rig 26	(9.0)	—
Other rig refurbishments	(11.4)	—
Refurbishments of liftboats	(2.2)	—
Drillpipe	(4.4)	—
Deferred drydocking expenditures for liftboats	(6.6)	(2.2)
Insurance proceeds received	50.1	—
Deposits	—	1.7
Other	0.5	(5.9)

Total	$(75.4)	$(87.9)

Net cash provided by financing activities
Proceeds from borrowings	$—	$185.0
Payment of debt	(0.7)	(101.0)
Proceeds from issuance of common stock	54.2	—
Proceeds from exercise of stock options	0.2	—
(Distributions to) contributions from members	(3.7)	4.3
Payment of debt issuance costs	(0.6)	(5.6)

Total	$49.4	$82.7

Liquidity and Financing Arrangements

Cash from operations, proceeds from our public offering of common stock in April 2006, insurance proceeds received for the loss of Rig 25 and cash on hand represented our primary source of liquidity for the six-month period ended June 30, 2006. For the same period, our primary uses of cash were the acquisition of Rig 26 for $20.1 million, the acquisition of six liftboats for $52.0 million, capital expenditures on our remaining fleet of $47.3 million and deferred drydocking expenditures of $6.6 million. Contributions from owners, borrowings from our creditors and our cash flow from operations represented our primary source of liquidity for the six-month period ended June 30, 2005. For the same period, our primary uses of cash were the acquisitions of Rig 25, Rig 30, Rig 16 and 17 liftboats.

We believe that our current cash on hand and our cash flow from operations through December 31, 2006, together with availability under our revolving credit facility and insurance recoveries, will be adequate during such period to repay our debts as they become due, to make normal recurring capital additions and improvements, to meet working capital requirements, to refurbish and upgrade Rig 26 and Rig 31 and otherwise to operate our business. Our ability to make payments on our indebtedness and to fund planned capital expenditures in the future will depend on our ability to generate cash, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from further equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

Cash

Cash balances as of June 30, 2006 totaled $64.6 million. This represented an increase of $17.0 million from the cash balances of $47.6 million as of December 31, 2005. The increase was due primarily to net proceeds from our public offering of common stock of $54.2 million, insurance proceeds received for the loss of Rig 25 of $48.8 million and cash flow from operations of $43.0 million, partially offset by the acquisition of Rig 26 for $20.1 million, the Laborde acquisition for $49.3 million, capital expenditures on our remaining fleet of $47.3 million, deferred drydocking expenditures of $6.6 million and a payment of $3.7 million to the former members of our company for a distribution for taxes that was accrued at December 31, 2005.

Debt

Our current debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. As of June 30, 2006, we had outstanding long-term debt of $94.0 million, including current maturities of $1.4 million.

In June 2005, we entered into a senior secured credit agreement with a syndicate of financial institutions. This agreement, as amended, provides for a $140.0 million term loan and a $75.0 million revolving credit facility. We may seek commitments to increase the amount available under the credit agreement by an additional $25.0 million if our leverage ratio, after giving effect to the incurrence of the additional $25.0 million of borrowings, is no greater than 2.5 to 1. Amounts repaid under the term loan cannot be reborrowed except pursuant to such an increase in availability.

The revolving credit facility provides for swing line loans of up to $5.0 million and for the issuance of up to $5.0 million of letters of credit. The revolving loans bear interest at a rate equal to, at our option, either (1) the highest of (a) Comerica Bank’s base rate, (b) the three-month certificate of deposit rate plus 0.5% and (c) the Federal funds effective rate plus 0.5%, in each case plus 1.25%, or (2) LIBOR plus 2.25%. We may prepay the revolving loans at any time without premium or penalty. The revolving loans mature in June 2010. We are required to pay a commitment fee of 0.375% on the average daily amount of the unused commitment amount of the revolving credit facility and a letter of credit fee of 2.25%, plus a fronting fee of 0.125%, with respect to the undrawn amount of each issued letter of credit. As of June 30, 2006, no amounts were outstanding and no letters of credit had been issued under the revolving credit facility.

The term loan bears interest at a rate equal to, at our option, either (1) the highest of (a) Comerica Bank’s base rate, (b) the three-month certificate of deposit rate plus 0.5% and (c) the Federal funds effective rate plus 0.5%, in each case plus 2.25%, or (2) LIBOR plus 3.25%. As of June 30, 2006, $94.0 million of the principal amount of the term loan was outstanding, and the interest rate was 8.24%. In accordance with the credit agreement, in July 2005, we entered into hedge transactions with the purpose and effect of fixing the interest rate on $70.0 million of the outstanding principal amount of the term loan at 7.54% for three years. In addition, we entered into hedge transactions with the purpose and effect of capping the interest rate on an additional $20.0 million of such principal amount at 8.25% for three years. Principal payments of $350,000 are due quarterly, and the outstanding principal balance of the term loan is payable in full in June 2010. We may prepay the term loan at any time without premium or penalty, except that prepayments made before December 31, 2006 with proceeds from debt issuances or in connection with a repricing of the term loan will be made at 101% of the principal repaid.

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

Our obligations under the credit agreement are secured by our liftboats, all of our domestic rigs and substantially all of our other personal property, including all the equity of our domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. All of our domestic material subsidiaries guarantee our obligations under the agreement and have granted similar liens on substantially all of their assets. Our foreign subsidiaries are not guarantors, and the assets owned by our foreign subsidiaries are not held as collateral for the loans.

The credit agreement contains financial covenants relating to leverage, fixed charge coverage and collateral coverage. Other covenants contained in the agreement restrict, among other things, repurchases of equity interests, mergers, asset dispositions, guaranties, debt, liens, acquisitions, dividends, distributions, investments, affiliate transactions, prepayments of other debt and capital expenditures. The credit agreement permits us to make advances to and investments in our foreign subsidiaries provided we meet applicable financial covenants. We are currently in compliance in all material respects with our covenants under the credit agreement. The credit agreement contains customary events of default.

Capital Expenditures

We expect to spend approximately $73.2 million in 2006 on the refurbishment and upgrade of our rigs and liftboats. Rigs or liftboats that have been idle for long periods of time will often require a substantial amount of work to restore the rig or liftboat into operating condition. This often entails replacing or rebuilding much of the operating equipment, and is often costly. We describe this process as a refurbishment, and we capitalize the costs of restoring a unit to operating condition.

We differentiate a refurbishment from an upgrade, in which we materially increase the operating capabilities of a rig or liftboat. This can be accomplished by a number of means, including adding new or higher specification equipment to the unit, increasing the water depth capabilities or increasing the capacity of the living quarters, or a combination of each. As part of our acquisitions of Rig 16, Rig 31 and Rig 26, we had to undertake both a major refurbishment project and upgrade of each rig to make them competitive with rigs that are already in operation.

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

The table below sets forth information with respect to certain of our capital expenditure projects for 2005 and the first six months of 2006, estimated amounts for the remainder of 2006 and total estimated amounts for the project.

(in millions)	2005 Expenditures	Expenditures – Six Months Ended June 30, 2006	Estimated Remaining 2006 Expenditures	Total Expenditures or Estimated Expenditures	Completion or Expected Completion
Rig 16 refurbishment and upgrade	$5.7	$9.6	$—	$15.3	June 2006
Rig 31 refurbishment and upgrade	2.9	10.7	6.5	20.1	Third Quarter 2006
Rig 26 refurbishment and upgrade	—	9.0	18.7	37.0	First Quarter 2007
Rig 21 additional upgrades (not covered by insurance claim for damage)	0.3	4.2	—	4.5	Second Quarter 2006
Corina and Pike refurbishments (inactive liftboats acquired in June 2005)	—	1.4	0.6	2.0	Third Quarter 2007
Remora refurbishment	—	0.8	0.2	1.0	Third Quarter 2006
Commissioning of Whale Shark	0.5	—	—	0.5	First Quarter 2006
Drydockings of liftboats	7.4	6.6	7.1	Ongoing	Ongoing

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

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the requirements of FIN 48. We intend to adopt FIN 48 in the first quarter of 2007 and do not believe it will have a material impact on our consolidated balance sheet, statement of operations or statement of cash flow.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates for the units;

•	the correlation between demand for our rigs and our liftboats and our earnings and customers’ expectations of energy prices;

•	future capital expenditures and refurbishment, repair and upgrade costs;

•	amounts expected to be paid by insurance proceeds for Rig 21 and the salvage of Rig 25;

•	expected completion times for our refurbishment and upgrade projects;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	our plans regarding increased international operations;

•	expected useful lives of our rigs and liftboats;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations; and

•	expectations regarding improvements in offshore drilling activity and dayrates, continuation of current market conditions, demand for our rigs and liftboats, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as disclosed in Item 1A of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, there have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas on April 26, 2006 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders elected two directors to the class of directors whose term will expire at the 2009 annual meeting of stockholders by the following votes:

Name	For	Withheld
Randall D. Stilley	27,275,132	239,844
Steven A. Webster	25,068,802	2,446,174

The terms of office of directors Thomas R. Bates, Jr., Thomas J. Madonna, F. Gardner Parker, V. Frank Pottow and John T. Reynolds continued beyond the meeting date.

Stockholders approved an amendment to our 2004 Long-Term Incentive Plan increasing the number of shares of common stock available for issuance under the plan by 1,000,000 shares by the following vote:

For	23,718,495
Against	1,559,322
Abstain	7,064
Broker Non-Vote	2,230,095

Stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2006 by the following vote:

For	27,494,765
Against	15,196
Abstain	5,014
Broker Non-Vote	0

ITEM 6. EXHIBITS

10.1*	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006).

10.3*	Employment Agreement dated effective as of May 4, 2006 by and between Hercules Offshore, Inc. and Randal R. Reed (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated May 4, 2006).

10.4*	Third Amendment, dated as of June 12, 2006, to the Credit Agreement dated as of June 29, 2005 among the Company, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 12, 2006).

31.1	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES OFFSHORE, INC.

By:	/s/ Steven A. Manz
Steven A. Manz
Chief Financial Officer

Date: August 4, 2006