Form 10-K/A
period 2006-12-31
HERCULES OFFSHORE, INC.
filed 2007-04-24
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

As of April 19, 2007, there were 32,258,489 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Hercules Offshore, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to include Items in Part III (Items 10, 11, 12, 13 and 14) previously omitted in accordance with General Instruction G.3 from the Annual Report on Form 10-K filed by the Company on February 28, 2007 (the “Original Filing”). The Company has announced that it will delay its 2007 annual meeting of stockholders and the filing of the related proxy statement as a result of the recently proposed acquisition of TODCO by the Company. As a result of the delay in filing the proxy statement, the Company is required by General Instruction G.3 to file Items previously omitted from Part III of the Original Filing in this Amendment No. 1.

The Company is also updating Part I, Item 4, to include the information regarding executive officers as of the date of this Amendment No. 1.

Other than as described above, no changes have been made to any Items previously filed in the Form 10-K, and this Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

i

PART I

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers

We have presented below information about our executive officers as of April 23, 2007. Officers are appointed annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

Name	Age	Position
Randall D. Stilley	53	Chief Executive Officer and President
John T. Rynd	50	Senior Vice President of Hercules Offshore and President, Hercules Drilling Company, LLC
Steven A. Manz	41	Senior Vice President, Planning and Corporate Development
James W. Noe	34	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Lisa W. Rodriguez	46	Senior Vice President and Chief Financial Officer
Randal R. Reed	50	President, Hercules Liftboat Company, LLC
Don P. Rodney	59	President, Hercules International Holdings Ltd.
James C. Bryan	59	Vice President, Human Resources

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

Steven A. Manz has served as Senior Vice President, Planning and Corporate Development since March 2007. From January 2005 to March 2007, Mr. Manz served as Chief Financial Officer. Prior to joining Hercules, Mr. Manz worked at Noble Corporation, a contract drilling company, from May 1995 to January 2005 in a number of roles, including Managing Director of the Noble Technology Services Division from May 2003 to January 2005, Vice President of Strategic Planning from August 2000 to May 2003, Director of Accounting and Investor Relations from March 1997 to August 2000 and Internal Audit Manager from May 1995 to March 1997. Prior to joining Noble, Mr. Manz served as senior auditor of Cooper Industries, an electrical products manufacturer, from May 1993 to May 1995 and as a member of the Audit Group of Price Waterhouse LLP from August 1989 to May 1993.

James W. Noe has served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since April 2007. From October 2005 to April 2007, Mr. Noe served as Vice President, General Counsel and Secretary. From July 2002 to October 2005, Mr. Noe was Corporate Counsel for BJ Services

Company, a worldwide oilfield services company. He was also in private practice from October 1997 to July 2002. On several occasions during 2000 and 2001 while still in private practice, Mr. Noe served as counsel for Single Buoy Mooring, a company that designs, owns and operates floating production systems.

Lisa W. Rodriguez served as chief financial officer on an interim basis from January 2007 to March 2007. Ms. Rodriguez became Senior Vice President and Chief Financial Officer in March 2007. Ms. Rodriguez also serves as Hercules’ principal financial officer and chief accounting officer. Prior to joining Hercules, Ms. Rodriguez was Senior Vice President and Chief Financial Officer of Weatherford International Ltd. from June 2002 to November 2006. Ms. Rodriguez joined Weatherford in 1996 and served in several positions, including Vice President—Accounting and Finance from February 2001 to June 2002, Vice President—Accounting from June 2000 to February 2001 and Controller from 1999 to February 2001.

Randal R. Reed has served as President of our subsidiary, Hercules Liftboat Company, LLC, since October 2004. From 1995 to October 2004, Mr. Reed was manager of the fleet of lifeboats, diveboats and crewboats of Global Industries, Ltd., an oilfield services company.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Information with respect to our current directors is presented below.

CLASS II DIRECTORS (TERM EXPIRING IN 2007)

Thomas R. Bates, Jr., age 57, director since 2004	Mr. Bates has been a managing director at Lime Rock Management LP, an energy-focused private equity firm, since October 2001. From February 2000 through September 2001, Mr. Bates was a business consultant. From June 1998 through January 2000, Mr. Bates was President of the Discovery Group of Baker Hughes Incorporated, an oilfield services company. From June 1997 to May 1998, he was President and Chief Executive Officer of Weatherford/Enterra, Inc., an oilfield services company. From March 1992 to May 1997, Mr. Bates was President of Anadrill at Schlumberger Limited, an oilfield services company. Mr. Bates was Vice President of Sedco Forex at Schlumberger from February 1986 to March 1992. Mr. Bates serves on the board of directors of NATCO Group Inc.

Thomas J. Madonna, age 60, director since 2005	Mr. Madonna has been Manager of Finance of Menil Foundation, Inc., a major art museum, since November 2002. From 1969 until December 2001, Mr. Madonna worked at PricewaterhouseCoopers LLP in a number of roles, including as Assurance Partner from 1982 until his retirement in 2001.

Thierry Pilenko, age 49, director since 2006	Mr. Pilenko was appointed Deputy General Manager of Technip in January 2007. From March 2004 to January 2007, Mr. Pilenko was chairman and Chief Executive Officer and a director of Veritas DGC Inc. From 2001 to March 2004, Mr. Pilenko served as managing director of SchlumbergerSema, a Schlumberger Ltd. company located in Paris. From 1998 to 2001, he was president of Geoquest, another Schlumberger Ltd. company located in Houston, Texas. Mr. Pilenko was employed by Schlumberger Ltd. and its affiliated companies in various parts of the world beginning in 1984 in a variety of progressively more responsible operating positions.

CLASS III DIRECTORS (TERM EXPIRING IN 2008)

F. Gardner Parker, age 65, director since 2005	From 1970 until 1984, Mr. Parker worked at Ernst & Ernst (now Ernst & Young LLP), an accounting firm, and was a partner at that firm from 1978 until 1984. Mr. Parker has been Managing Outside Trust Manager with Camden Property Trust, a real estate investment trust, since 1998. He serves as director of Carrizo Oil and Gas, Inc., Crown Resources Corporation and Sharps Compliance Corp.

John T. Reynolds, age 36, director since 2004	Mr. Reynolds has served as Chairman of our Board of Directors since August 2004. Mr. Reynolds is co-founder and a managing director of Lime Rock Management LP, an energy-focused private equity firm. Prior to co-founding Lime Rock Management in 1998, Mr. Reynolds was a Vice President at Goldman Sachs & Co., an investment banking firm. He was a senior analyst for oil services in the Investment Research department at Goldman Sachs, where he worked from 1992 to 1998.

CLASS I DIRECTORS (TERM EXPIRING IN 2009)

Randall D. Stilley, age 53, director since 2004	Mr. Stilley has served as Chief Executive Officer and President since October 2004. Prior to joining Hercules, Mr. Stilley was Chief Executive Officer of Seitel, Inc., an oilfield services company, from January 2004 to October 2004. From 2000 until he joined Seitel, Mr. Stilley was an independent business consultant and managed private investments. From 1997 until 2000, Mr. Stilley was President of the Oilfield Services Division at Weatherford International, Inc., an oilfield services company. Prior to joining Weatherford in 1997, Mr. Stilley served in a variety of positions at Halliburton Company, an oilfield services company. Mr. Stilley is a member of the Energy Steering Committee at the Houston Technology Center. He is a registered professional engineer in the state of Texas and a member of the Society of Petroleum Engineers.

Steven A. Webster, age 55, director since 2005	Mr. Webster has been President and Co-Managing Partner of Avista Capital Partners LP, a partnership focusing on private equity investments in energy, media, healthcare and other industries, since June 2005. From 2000 to June 2005, he served as Chairman of Global Energy Partners. From 1998 to 1999, he served as President and Chief Executive Officer of R&B Falcon Corporation, a marine contract drilling company. From 1988 to 1997, Mr. Webster was Chairman and Chief Executive Officer of Falcon Drilling Company Inc., a company he founded. Mr. Webster has been a financial intermediary since 1979 and an active investor since 1984 in the energy sector. He serves as Chairman of Carrizo Oil & Gas Inc. and Basic Energy Services. He is also a trust manager of Camden Property Trust and a director of Geokinetics Inc., Grey Wolf, Inc. and SEACOR Holdings Inc.

Executive Officers

Information regarding our executive officers can be found in “Executive Officers” under Item 4.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

We have a standing audit committee of the board of directors. The current members of the audit committee are Thomas J. Madonna, F. Gardner Parker (chair) and Thierry Pilenko. The committee’s purpose is to assist the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. The board of directors has determined that Mr. Parker qualifies as an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. Our board also has determined that each member of the audit committee qualifies as “independent” under Rule 10A-3 under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of any class of equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, pursuant to rules promulgated under Section 16(a), such individuals are required to furnish us with copies of Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us during the year ended December 31, 2006 and written representations from our officers and directors, all Section 16(a) reports applicable to our officers and directors and any beneficial owners of ten percent or more of a class of equity securities were filed on a timely basis.

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

Compensation Discussion and Analysis

Overview of Compensation Program

The Nominating, Governance and Compensation committee (the “Committee”) of the Board has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The Committee seeks to provide total compensation paid to our executive officers that is fair, reasonable and competitive. Generally, the types of compensation and benefits we provide to our executive officers are similar to those provided to executive officers of our peer companies, which are identified later in this compensation discussion and analysis.

In this compensation discussion and analysis, our executive officers named in the Summary Compensation Table for 2006 below who are current employees are referred to as the named executive officers.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that attracts and rewards the executives for achievement of specific annual, long-term and strategic goals by us and that aligns executives’ interests with those of the stockholders by rewarding performance at and above established goals. The ultimate objective of our compensation program is to improve stockholder value. The Committee evaluates both performance and compensation in an effort to ensure that we maintain the ability to attract and retain the best available employees in key positions and that compensation provided to key employees remains competitive relative to the companies with whom we compete. To that end, the Committee believes the executive compensation packages we provide to our executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer, Vice President of Human Resources and Senior Vice President, General Counsel, Chief Compliance Officer and Secretary each play a role in our compensation process. On an annual basis, our Chief Executive Officer reviews the performance of each of the other named executive officers and,

based on this review, makes recommendations to the Committee with respect to their compensation. The Chief

Executive Officer considers internal pay equity issues, individual performance and company performance in making his recommendations to the Committee. The Vice President of Human Resources and Senior Vice President, General Counsel, Chief Compliance Officer and Secretary provide general administrative support implementing the Committee’s decisions, such as providing legal and market updates to the Committee and overseeing the documentation of equity plans and awards as approved by the Committee.

Establishing Executive Compensation

Consistent with our compensation objectives, the Committee has structured our annual and long-term incentive-based executive compensation to encourage executives to achieve our strategic goals and reward our executives for achieving these goals. To assist it in structuring our compensation program, the Committee has engaged Towers Perrin, an outside compensation consulting firm, to conduct an annual review of our total compensation program for our key employees, including the named executive officers. Towers Perrin provides the Committee with relevant market data and alternatives to consider when making decisions with respect to the Chief Executive Officer’s compensation and his recommendations with respect to the compensation of the other named executive officers. Our management did not engage Towers Perrin in any other capacity for 2006 and does not direct or oversee the retention or activities of Towers Perrin with respect to our executive compensation program.

In making compensation decisions, the Committee compares each element of total compensation against a peer group of publicly traded offshore drilling and oilfield service companies, sometimes referred to herein as the Peer Group. The Peer Group consists of companies against which the Committee believes we compete for talent, business and stockholder investment. With Towers Perrin’s assistance and input from senior management, the Committee periodically reviews and adjusts the composition of the Peer Group. The companies currently comprising the Peer Group are:

• Atwood Oceanics, Inc. • ENSCO International Incorporated • Global Industries, Ltd. • Pride International, Inc. • Rowan Companies, Inc.	• TODCO • Helmerich & Payne, Inc. • Grey Wolf, Inc. • Hornbeck Offshore Services, Inc. • Tidewater Inc.	• Oil States International, Inc. • Complete Production Services, Inc. • Superior Energy Services, Inc. • Parker Drilling Company • W-H Energy Services, Inc.

Although our revenues and market capitalization are below the median for the Peer Group, as a new company we generally recruit our executives and key employees from much larger companies, including from companies in the Peer Group. The Committee believes that our growth and financial returns over the past two years are attributable in a large degree to the combined efforts of our named executive officers and key employees who would not have joined our company without a compensation program that provides incentives for leaving larger, more established companies and accepting the risk associated with a start-up company.

We continue to compete with many larger companies for top executive-level talent. As a result, the Committee reviews total direct compensation for named executive officers, which includes salary, annual cash incentives and long-term equity incentives, within the range of the 50th to 75th percentile of total compensation paid to similarly situated executives within the Peer Group. Significant variations from this range of compensation may occur based on the experience level of the individual, individual and company performance, the unique roles played by the individual and the individual’s total compensation relative to other executives. This review process reflects the Committee’s expectation that, over the long term, we will generate growth and stockholder returns in excess of the average of the Peer Group. For 2006, actual total direct compensation for all of our named executive officers was below the 50th percentile of the Peer Group.

A significant percentage of total compensation is allocated to annual and long-term incentives and therefore is at risk. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews market data provided by Towers

Perrin, prior pay history and individual and company performance and makes a subjective determination about the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of our company and the individual, depending on the type of award, compared to established goals.

The Committee reviews compensation matters throughout the year. For example, in 2006, the Committee approved 2005 bonuses, approved the 2006 annual incentive plan and set 2006 performance objectives in the first quarter. During the second quarter, the Committee increased the net income target for the annual incentive plan based upon a nonrecurring event. Towers Perrin presented the results of an executive compensation study covering trends in compensation as well as the regulatory environment regarding executive compensation and participated in a discussion regarding the uses of equity-based compensation at the meeting in the third quarter. At its meeting in the fourth quarter, the Committee recommended a new contract for the Chief Executive Officer for consideration by the Board of Directors and approved new employment agreements for use by the Chief Executive Officer in connection with the retention of the other named executive officers.

2006 Executive Compensation Components

For 2006, the principal components of compensation for named executive officers were:

•	base salary

•	incentive compensation:

•	annual cash awards,

•	long-term equity-based awards, and

•	retirement, perquisites and other personal benefits.

Base Salary

The Committee believes base salary is a critical element of executive compensation because it provides executives with a base level of monthly income. The Committee determines the base salary of each named executive officer based on his or her position and responsibility. During its review of base salaries for executives, the Committee primarily considers:

•	market data provided by our outside compensation consultant;

•	the executive’s total compensation, both individually and relative to other officers;

•	individual performance of the executive; and

•	for named executive officers other than the Chief Executive Officer, the recommendations of the Chief Executive Officer.

The Committee typically considers base salary levels annually as part of its review of our performance and from time to time upon a promotion or other change in job responsibilities. As a result of its 2006 review and in recognition of outstanding performance by the named executive officers and our company, in October 2006, the Committee made significant base salary increases for the following named executive officers effective as of January 1, 2007. The Committee determined base salaries following an extensive review of our outside compensation consultant’s analysis of executive compensation levels within the Peer Group and, for the named executive officers other than our Chief Executive Officer, the Chief Executive Officer’s recommendations. The following table reflects these increases:

	Salary Increases Effective January 2007
Name	From	To
Randall D. Stilley	$400,000	$550,000
John T. Rynd	$270,000	$350,000
Steven A. Manz	$240,000	$300,000
James W. Noe	$190,000	$250,000
Randal R. Reed	$170,000	$200,000

Our Chief Executive Officer’s current base salary of $550,000 was set at approximately the 50th percentile of the Peer Group. The base salaries of the other named executive officers are between approximately the 20th and 75th percentile of the Peer Group.

Incentive Compensation

Cash Program

The Hercules Incentive Compensation Program (the “HERO Plan”) is an annual cash incentive program the Committee approved for use beginning in 2006. The HERO Plan provides guidelines for the calculation of annual non-equity incentive based compensation, subject to Committee oversight. At the beginning of 2006, the Committee established a target range of eligibility for potential payouts for the named executive officers. The various incentive levels are based on the participant’s responsibility for and impact on our operations, with target award opportunities established as a percentage of base salary. For 2006, these targets ranged from 40% to 50% of base salary for the named executive officers. When targets are exceeded, the maximum potential award was 125% for the Chief Executive Officer, 100% for our Chief Financial Officer and the presidents of our drilling and liftboat companies and 80% for our Vice President and General Counsel. As a result of our success and growth and to establish bonus potentials that are competitive with the Peer Group, the Committee increased the target and maximum awards for 2007 performance and results to 75% and 150% for the Chief Executive Officer, 55% and 110% for our Chief Financial Officer and president of our drilling company and 50% and 100% for the president of our liftboat company and our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.

Along with these increases, the Committee established more aggressive objectives that require the company and eligible participants to stretch performance beyond 2006 achievements.

In February 2006, the Committee set threshold, target and stretch levels for each component of the corporate objectives of the HERO Plan. During 2006, the Committee reviewed our performance relative to our compensation and strategic objectives and increased the net income targets to reflect the impact of special events such as the sale and acquisition of assets. Payment of awards under the HERO Plan for 2006 was based upon the achievement of these objectives. The named executive officers participating in the HERO Plan receive:

•	no payment for either of the corporate financial objective portions or the safety results component of the HERO Plan award unless we achieve the threshold performance levels;

•

a payment of at least 25% for the Chief Executive Officer and 20% for the other named executive officers but less than 100% of the target award opportunity for the objectives of the HERO award if we achieve or exceed the threshold performance level but do not achieve the target performance levels;

•

a payment of at least 100% but less than 200% of the target award opportunity for each of the corporate objectives of the HERO Plan award if we achieve or exceed the target performance level but do not attain the stretch performance levels; and

•	a payment of 200% of the target award opportunity for each of the corporate objectives of the HERO Plan award if we achieve or exceed the stretch performance levels.

Upon completion of the fiscal year, the Committee assesses performance for each objective of the HERO Plan comparing the actual results to the pre-determined threshold, target and stretch levels for each objective and an overall percentage for each objective is calculated.

In making the determination of the threshold, target and stretch levels for 2007, the Committee considered specific circumstances facing our company. The levels for net income and return on capital were based on the most current information available for a number of factors that have a bearing on potential financial performance, such as anticipated dayrates for our rigs and liftboats, the utilization of our rigs and liftboats during the year and expectations for capital investments.

For 2006, the named executive officers’ HERO awards were based upon achievement of corporate financial objectives relating to net income, return on capital and safety results, with the components accounting for 45%, 45% and 10%, respectively. The following table shows the performance goals and the actual 2006 results:

2006 HERO Performance Objectives and Results

(dollars in millions)

	Objective
	Threshold	Target	Stretch	Weight	Actual
Net Income	$78.2	$94.2	$105.7	45%	$119.1
Return on Capital	20%	25%	30%	45%	30%
Safety Metric	0.66	0.52	0.33	10%	1.44(1)

(1)	Threshold not reached

The named executive officers received the following payments, expressed as a percentage of base salary, in February 2007 under the HERO Plan based on 2006 performance set forth above. Because 90% of the stretch performance goal was achieved, the named executive officers received 90% of their maximum payouts. Mr. Hord’s payout under the HERO Plan was pro-rated as of his retirement on November 1, 2006.

Name	2006 HERO Award (% of base salary)
Randall D. Stilley	112.5%
John T. Rynd	90.0%
Steven A. Manz	90.0%
James W. Noe	72.0%
Randal R. Reed	90.0%
Thomas E. Hord	66.7%

The table below sets forth the potential threshold, target and maximum awards that each of our named executive officers are eligible to receive in 2008 based on 2007 performance:

	HERO Incentive Levels for 2007			HERO Potential Future Payouts Payable in 2008 Based on April 2007 Salary
Name	Threshold (%)	Target (%)	Maximum (%)	Threshold ($)	Target ($)	Maximum ($)
Randall D. Stilley	37.5%	75%	150%	$206,250	$412,500	$825,000
John T. Rynd	27.5%	55%	110%	$96,250	$195,500	$385,000
Steven A. Manz	27.5%	55%	110%	$82,500	$165,000	$330,000
James W. Noe	25.0%	50%	100%	$62,500	$125,000	$250,000
Randal R. Reed	25.0%	50%	100%	$50,000	$100,000	$200,000

Equity-Based Program

Our 2004 Long-Term Incentive Plan (“LTIP”) encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of restricted common stock and, for executives, stock options. When allocating long-term incentives, the Committee’s goal is that two-thirds of the total value consists of stock options, with the remaining one-third in the form of restricted stock grants. For this purpose, the Committee valued stock options by using the Trinomial Lattice Option Pricing Model, consistent with the valuation model we use for financial statement reporting purposes. By using a mix of stock options and restricted stock grants, we are able to compensate executives for sustained increases in our stock performance as well as long-term growth.

By placing more emphasis on stock options, executives receive value in direct relation to the performance of our stock over time. Because we made grants to our named executive officers and key employees in November 2005 in connection with the successful completion of our initial public offering, we made no additional grants to the named executive officers in 2006.

The LTIP was designed prior to our initial public offering with an initial goal of attracting high caliber executives to build a company and take it public. As a result, most of the initial grants were part of employment agreements designed to encourage experienced executives to leave their positions with established employers and take the risks associated with a start-up company. Therefore, past grants were not related as much to industry norms as they were to what was necessary to adequately compensate an executive with a successful track record to leave other short-term bonus potential payouts, long-term incentives and service credits in various benefit programs. Beginning with 2007 awards, the Committee reviewed comprehensive data prepared by Towers Perrin from published proxies and other publicly available information related to long-term incentive levels in place within the Peer Group. The Committee recognizes that even though various accepted models for valuing long-term incentive awards must be relied on for making assumptions, predictions, and accounting treatments, restricted stock and especially stock options have uncertain values both at the time of award and over the life of the award. Therefore, the Committee recognizes there may be years when awards appear to lead the competition, but there may also be years when the awards lag relative to the competition. With this in mind, and the fact that Hercules has only been public since November 2005, the Committee makes subjective judgments about the level of long-term incentive awards.

The incentive plans, the HERO Plan and LTIP, give the Committee the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals by executives and key employees, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of our company. In total, we currently have approximately 50 key employees, including the named executive officers, and non-employee directors who have received awards under the LTIP.

Under the LTIP, the Committee may grant participants stock options, restricted stock, performance stock awards and other stock-based awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate within the limits of the plan. In addition, the Board of Directors has delegated to the Chief Executive Officer, who is also a director, discretionary authority to grant restricted stock or stock options to certain high-performing key employees who are not officers. Awards of restricted stock or stock options issued to date vest within three years after the date of the grant. Awards to officers subject to Section 16(b) of the Securities Exchange Act of 1934, including the named executive officers, require the approval of the Committee.

The exercise price of stock options equals the average of the high and low trading price of our common stock on the NASDAQ Global Select Market on the date of grant. The Committee reviewed awards to each named executive officer under our LTIP in detail prior to its regularly scheduled meeting in the first quarter of the past year. However, on occasion the Committee approves awards for newly hired employees or other key employees during other times of the year. On occasion, the Committee may delegate its authority to approve awards of stock options or restricted stock to a committee consisting of one director in order to effectuate awards to newly hired employees. Grants of restricted stock to eligible newly hired executive officers and newly elected directors are approved at the next regularly scheduled Committee meeting following their hire date or election.

Since becoming a publicly traded company, we have not granted options with an exercise price that is less than the average of the high and low trading price of our common stock on the NASDAQ Global Select Market on the grant date, and we have not made grants with a grant date that occurs before Committee action. We do not time the release of material non-public information for the purpose of affecting the value of executive compensation.

All of the options granted by the Committee in 2007 vest one-third per year over the first three years and have a ten-year term. Vesting ceases upon termination of employment, except in the case of death (subject to a one year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. Exercise rights for vested options may extend for no more than three months following termination.

Retirement, Perquisites and Other Personal Benefits

401(k) Plan

All employees, including the named executive officers, are eligible to participate in our 401(k) plan, which is designed to assist them with saving for retirement. This is a tax-qualified retirement savings plan under which all employees, including the named executive officers, are able to contribute to the plan the lesser of up to 100% of their annual salary or the limits prescribed by the Internal Revenue Service on a before-tax basis. We match 100% of the first 3% of pay that is contributed to the plan and 50% of the next 2% of pay contributed. All contributions to the plan as well as our matching contributions are fully vested upon contribution.

Deferred Compensation Plan

Beginning January 1, 2007, the named executive officers, in addition to other executives and certain other employees, are entitled to participate in our deferred compensation plan. Participating employees can defer up to 80% of their base salary and 100% of any annual bonus paid from the HERO Plan. Participants also receive the equivalent of 401(k) matching contributions in an amount equal to what we would have contributed as matching contributions on employee deferrals into the deferred compensation plan. In addition, if a participant’s “compensation” for purposes of the 401(k) plan exceeds the Internal Revenue Service limit on the amount of compensation that is eligible for match in the 401(k) plan (i.e., $225,000 in 2007), we may contribute a restoration match to this plan equal to the additional amount, if any, that would have been credited to the participant as a match in the 401(k) plan had it been possible for us to take into account the portion of the participant’s compensation in excess of the Internal Revenue Service imposed limit. A purpose of the deferred compensation plan is to provide the participants with the ability to defer taxation on compensation that would otherwise be incurred currently. Please see “Tax Matters” below for additional information about tax considerations related to deferred compensation.

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we and the Committee believe are reasonable and consistent with the overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee reviewed the levels of perquisites and other personal benefits provided to named executive officers in 2006 and endorsed a range of limited perquisites common among the Peer Group to be provided beginning in 2007.

The named executive officers are provided reimbursement for financial planning assistance (up to $5,000 per year), an annual physical and a club memberships, limited to one social club membership and one country club membership for each named executive officer. Beginning in 2007, we also provide additional life insurance and disability benefits as follows:

•	Life insurance – two times annual earnings up to maximum benefit of $750,000;

•	Short-term disability – 60% of weekly earnings up to a maximum benefit of $2,500 per week for up to 24 weeks; and

•	Long-term disability – two-thirds of monthly earnings up to $14,500 per month for up to five years.

Employment Agreements

In November 2006, we entered into new executive employment agreements with the named executive officers. The prior executive employment agreements with our named executive officers included various expiration dates beginning in October 2006. We entered into the new agreements in order to avoid the expiration of the executive employment agreements and the loss of our ability to rely upon commitments from the named executive officers to continue their employment with us. For additional information about these agreements and the payments that may be made under those agreements in the event of a termination or change in control, please read “Summary Compensation Table for 2006” and “Potential Payments Upon Termination or Change of Control” below.

Executive Equity Ownership Guidelines

In order to align further the interests of our management and our stockholders and further promote our commitment to sound corporate governance, we have established the following equity ownership guidelines applicable to executive officers:

Title	Ownership Guidelines
CEO	Four times annual base salary
CFO and any President reporting to the CEO	Two times annual base salary
Vice President reporting to the CEO	One time annual base salary
Vice President not reporting to the CEO and other designated executive officers	One-half times annual base salary

Executive officers are expected to attain these minimum levels of stock ownership by January 1, 2008, for executives employed on January 1, 2007, and, for any executive officer appointed after January 1, 2007, on the first January 1 that occurs at least one year following the date of appointment. Until an executive officer achieves the ownership guidelines, the executive officer is required to retain at least 50% of the net shares received under our LTIP. Net shares refer to the number of shares received after shares are sold or netted to pay the applicable exercise price and/or applicable taxes.

The value of shares of restricted stock and stock options granted under our Long-Term Incentive Plan are included in the calculation. For this purpose, restricted stock is valued based on the average closing price of our common stock during 2006, and stock options are valued based on the grant date value of the option determined using the Trinomial Option Pricing Model.

Tax Matters

Deductibility of Executive Compensation

As part of its role, the Committee gives some consideration to the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct certain compensation in excess of $1,000,000 that is paid to certain individuals. We believe that most of the compensation paid to date under our long-term incentive plans is generally exempt from this limitation under the transition rules for newly public companies. In this regard, for 2006, neither the Chief Executive Officer nor any of the named executive officers received any compensation that was not deductible for federal income tax purposes. However, it is possible that in certain situations, the Committee may approve compensation that will be subject to and in excess of the deduction limitations under Section 162(m) of the Internal Revenue Code to ensure competitive levels of total compensation for its executive officers.

Non-Qualified Deferred Compensation

To the extent one or more elements of compensation provided to our employees is subject to Section 409A of the Internal Revenue Code we intend that these elements be compliant so that the employees are not subject to increased income or penalty taxes imposed by Section 409A. Section 409A was added to the Internal Revenue Code by the American Jobs Creation Act of 2004 and requires that “deferred compensation” either comply with certain deferral election and payment rules or be subject to a 20% additional tax and in some circumstances penalties and interest imposed on the person who is to receive the deferred compensation. We think that if the adverse tax consequences of Section 409A become applicable to our compensation arrangements such arrangements would be less efficient and less effective in incentivizing and retaining our employees. We intend to operate our compensation arrangements so that they will be compliant with Section 409A and we intend to amend or modify our compensation programs and awards to the extent necessary and reasonably practical to make them complaint.

Report of the Nominating, Governance and Compensation Committee

The Nominating, Governance and Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on that review and discussion, the Nominating, Governance and Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

April 18, 2007	NOMINATING, GOVERNANCE AND COMPENSATION COMMITTEE

Thomas J. Madonna, Chairman Thomas R. Bates, Jr. F. Gardner Parker

Summary Compensation Table for 2006

The table below summarizes the total compensation paid or earned by our Chief Executive Officer, our Chief Financial Officer, the three next most highly compensated executive officers for 2006 and one former executive officer who retired in November 2006. We have entered into employment agreements with all of the named executive officers currently employed by our company.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Randall D. Stilley Chief Executive Officer and President	2006	$396,154	—	$—	$897,750	$450,000	$—	$17,663	$1,761,567

John T. Rynd Senior Vice President and President, Hercules Drilling Company, LLC	2006	$270,000	—	$466,667	$141,750	$243,000	$—	$3,637	$1,125,054

Steven A. Manz(5) Senior Vice President, Planning and Corporate Development	2006	$237,692	—	$—	$236,250	$216,000	$—	$10,516	$700,458

James W. Noe Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	2006	$190,000	—	$—	$59,063	$136,800	$—	$9,342	$395,205

Randal R. Reed President, Hercules Liftboat Company, LLC	2006	$166,077	—	$—	$177,188	$153,000	$—	$21,622	$517,887

Thomas E. Hord(6)	2006	$215,480	—	$—	$153,563	$150,000	$—	$14,861	$533,904

(1)	Cash bonuses paid under the HERO Plan for 2006 performance are listed under the column “Non-Equity Incentive Plan Compensation.”

(2)	The amounts in this column reflect the dollar amount recognized as expense with respect to restricted stock awards for financial statement reporting purposes during the twelve months ended December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (SFAS No. 123(R)) and thus include amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in Note 1 to the audited financial statements included in Item 8 herein.
(3)	The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2006 in accordance with SFAS No. 123(R) and thus include amounts from awards granted prior to 2006. Assumptions used in the calculation of this amount are included in Note 1 to the audited financial statements included in Item 8 herein.
(4)	The amount shown in this column reflects for each named executive officer:

•	matching contributions under our 401(K) plan;

•	club membership payment; and

•	an auto allowance payment in the amount of $14,654 made to Mr. Reed and an auto allowance payment in the amount of $6,002 made to Mr. Hord.

(5)	Served as Chief Financial Officer as of December 31, 2006.

(6)	Mr. Hord, our former Vice President, Operations and Chief Operating Officer of our subsidiary Hercules Drilling Company, LLC, retired effective November 1, 2006. In connection with his retirement, his employment agreement and stock option agreement were amended to (i) provide that the term of the employment agreement expired on October 31, 2006, (ii) provide for a pro-rated bonus payment of $150,000, and (iii) extend the exercise period relating to his outstanding stock options to March 14, 2007.

Grants of Plan-Based Awards for 2006

The table below reports all grants of plan-based awards made during 2006. Because no stock-based awards were made to named executive officers during 2006, the table below reflects only cash awards made under the HERO Plan. For additional information about the HERO Plan, please read “Compensation Discussion and Analysis—2006 Executive Compensation Components—Incentive Compensation—Cash Program.”

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($)	Target ($)	Maximum ($)
Randall D. Stilley	N/A	$206,250	$412,500	$825,000
John T. Rynd	N/A	$96,250	$195,500	$385,000
Steven A. Manz	N/A	$82,500	$165,000	$330,000
James W. Noe	N/A	$62,500	$125,000	$250,000
Randal R. Reed	N/A	$50,000	$100,000	$200,000
Thomas E. Hord (1)	N/A	N/A	N/A	N/A

(1)	Mr. Hord retired effective November 1, 2006.

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall D. Stilley	525,000	(1)	—		—	$2.86	11/17/2014	—		—	—	$—
	190,000	(2)	190,000	(2)	—	$20.00	11/1/2015	—		—	—	$—

John T. Rynd	30,000	(2)	30,000	(2)	—	$20.00	11/1/2015	46,666	(3)	$1,348,647	—	$—

Steven A. Manz	55,000	(1)	—		—	$2.86	1/19/2015	—		—	—	$—
	50,000	(2)	50,000	(2)	—	$20.00	11/1/2015	—		—	—	$—
James W. Noe	6,250	(2)	12,500	(2)	—	$20.00	11/1/2015	—		—	—	$—

Randal R. Reed	105,000	(1)	—		—	$2.86	11/17/2014	—		—	—	$—
	37,500	(2)	37,500	(2)	—	$20.00	11/1/2015	—		—	—	$—
Thomas E. Hord	87,500	(1)	—		—	$2.86	11/17/2014	—		—	—	$—
	32,500	(2)	32,500	(2)	—	$20.00	11/1/2015	—		—	—	$—

(1)	These options were granted prior to our initial public offering in November 2005 and became fully exercisable upon the consummation of the offering.
(2)	These options were granted at the time of our initial public offering and become exercisable in four equal amounts on the grant date and on each of the first three anniversaries of the grant date.
(3)	These shares represent restricted stock awarded at the time of our initial public offering and vest in three equal installments on each of the first three anniversaries of the grant date.

Option Exercises and Stock Vested for 2006

Two of the named executive officers exercised stock options and one grant of restricted stock vested during 2006 as follows:

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Randall D. Stilley	—	—	—	—
John T. Rynd	—	—	23,334	$824,974
Steven A. Manz	50,000	$1,662,508	—	—
James W. Noe	6,250	$100,417	—	—
Randal R. Reed	—	—	—	—
Thomas E. Hord	—	—	—	—

Pension Benefits and Non-Qualified Deferred Compensation

Prior to adopting the deferred compensation plan in January 2007, we did not have any tax-qualified defined benefit plans or supplemental executive retirement plans required to be presented in the “Pension Benefits” table or any non-qualified defined contribution or other non-qualified deferred compensation plans required to be presented in the “Non-Qualified Deferred Compensation” table. Accordingly, these tables have been omitted.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of termination of such executive’s employment without cause, termination by the executive for “good reason” and termination in the event of disability or death of the executive, and in the event of a termination following a change of control. The amounts shown assume that such termination was effective as of December 31, 2006, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from our company.

Payment or Benefit Upon Change of Control

Name	Cash Severance Amount	Welfare Benefit Continuation	Excise Tax Payment	Accelerated Vesting of Options and Restricted Shares (1)(2)	Total
Randall D. Stilley	$2,550,000	$15,601	$1,166,261	$1,691,000	$5,422,862
John T. Rynd	$1,026,000	$22,934	$565,078	$1,615,647	$3,229,659
Steven A. Manz	$912,000	$22,934	$298,075	$445,000	$1,678,009
James W. Noe	$490,200	$22,934	$165,845	$111,250	$790,229
Randal R. Reed	$323,000	$22,934	$150,503	$333,750	$830,187
Thomas E. Hord(3)	N/A	N/A	N/A	N/A	N/A

(1)	The aggregate value of the accelerated vesting of unvested options at December 31, 2006 (computed by multiplying $28.90, the closing market price of our common stock on the last trading day of 2006, times the number of shares subject to the options and subtracting the aggregate exercise price for the options) were as follows: Mr. Stilley—190,000 shares valued at $1,691,000; Mr. Rynd—30,000 shares valued at $267,000; Mr. Manz—50,000 shares valued at $445,000; Mr. Noe—12,500 shares valued at $111,250; and Mr. Reed—37,500 shares valued at $333,750.
(2)	The aggregate value of the accelerated vesting of restricted shares at December 31, 2006 (computed by multiplying $28.90, the closing market price of our common stock on the last trading day of 2006, times the total number of restricted shares held), were as follows: Mr. Rynd—46,666 valued at $1,348,647.
(3)	Mr. Hord retired effective November 1, 2006.

Payment or Benefit Outside of Change of Control

Name	Cash Severance Amount	Welfare Benefit Continuation	Excise Tax Payment	Accelerated Vesting of Options and Restricted Shares	Total
Randall D. Stilley	$1,700,000	$15,601	$—	$—	$1,715,601
John T. Rynd	$769,500	$22,934	$—	$—	$792,434
Steven A. Manz	$684,000	$22,934	$—	$—	$706,934
James W. Noe	$490,200	$22,934	$—	$—	$513,134
Randal R. Reed	$323,000	$22,934	$—	$—	$345,934
Thomas E. Hord(1)	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Hord retired effective November 1, 2006.

Employment Agreements

In November 2006, we entered into new executive employment agreements with Messrs. Stilley, Rynd, Manz, Reed and Noe. These agreements superseded and replaced the employment agreements each of these individuals had in place with us at the time. The new employment agreements have terms ending in February

2010 for Mr. Stilley, February 2009 for Messrs. Rynd, Manz and Noe and February 2008 for Mr. Reed. Each agreement is subject to automatic renewals for successive two-year terms (one-year term for Mr. Reed) until either party terminates the contract effective upon the anniversary date of the respective agreement, with at least one year’s advance notice (six months’ advance notice for Mr. Reed).

Each agreement provides a noncompete clause for one year after any termination other than by the executive for good reason. In the event of a termination by the executive for good reason, the noncompete clause does not apply.

Under the employment agreements, each of the named executive officers is entitled to health benefits and participation in our incentive, savings and retirement plans, in each case equal to those benefits provided to similarly situated senior executives of Hercules and our affiliated companies, and to the severance benefits described below.

Payments Made Upon Termination. Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	any unpaid base salary through the date of termination;

•	any compensation previously deferred by the executive, to the extent permitted by the plan under which the deferral was made (together with any accrued interest or earnings thereon);

•	any earned but unpaid bonus awarded to the executive;

•	the vested portion of grants pursuant to our long-term incentive program;

•	amounts contributed under our deferred compensation program; and

•	unused vacation pay.

Termination Other Than Upon Change of Control. Under the employment agreements with each named executive officer, if employment is terminated (other than termination by Hercules for cause) or if the executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason”, in addition to the benefits listed under the heading “Payments Made Upon Termination,” the named executive officer will receive:

•

a lump sum severance payment of the sum of the executive’s base salary and the highest annual bonus earned by the executive pursuant to incentive compensation plans maintained by us in any of the two prior fiscal years multiplied by;

•	for Mr. Stilley, two,

•	for Messrs. Rynd, Manz and Noe, one and one-half, and

•	for Mr. Reed, one.

Retirement. In the event of the retirement of a named executive officer, no additional compensation or benefits are applicable.

Death or Disability. In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination,” above, the named executive officer or beneficiary will receive benefits under our disability plan or payments under our life insurance plan, as applicable.

Change of Control. Under the employment agreements with each named executive officer, if an executive’s employment is terminated following a change of control (other than termination by Hercules for cause or by reason of death or disability), in addition to the benefits listed under the heading “Payments Made Upon Termination,” the named executive officer will receive:

•

a lump sum severance payment of the sum of the executive’s base salary and the highest annual bonus earned by the executive pursuant to incentive compensation plans maintained by us in any of the two prior fiscal years multiplied by:

•	for Mr. Stilley, three,

•	for Messrs. Rynd and Manz, two,

•	for Mr. Noe, one and one-half, and

•	for Mr. Reed, one;

•	a lump sum amount representing any earned but unpaid bonus awarded to the executive;

•	an amount equal to the excise tax charged to the named executive officer as a result of the receipt of any change-of-control payments.; and

•	all stock options and restricted stock held by the executive will automatically vest and become exercisable.

Generally, under the agreements, a change of control is deemed to occur:

•

upon the consummation of a reorganization, merger, consolidation or other transaction, in any case, with respect to which persons who were Hercules stockholders immediately prior to such transaction do not, immediately thereafter, own equity interests representing at least 51% of the total combined voting power of Hercules or the resulting reorganized, merged or consolidated entity, as applicable;

•	the sale, lease, transfer or other disposition of all or substantially all of the assets of our company and its subsidiaries, taken as a whole (other than to one or more of our subsidiaries); or

•	the occurrence of:

•

the consummation of a transaction or series of related transactions in which we issue, as consideration for the acquisition of the assets or capital stock of an unaffiliated third party, equity in Hercules representing more than 35% of the outstanding equity of our company calculated as of the consummation of such transaction or transactions, in conjunction with

•

a change in the composition of our board, as a result of which fewer than 50% of the incumbent directors are directors who had been directors of Hercules at the time of the approval by the board of the issuance of such equity in our company.

Compensation of Directors

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $30,000. Each non-employee director also receives a fee of $1,500 for each board of directors meeting and each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of the nominating, governance and compensation committee receives an annual fee of $8,000. We also reimburse the reasonable expenses incurred by the directors in attending meetings and other company business. Each non-employee director will receive an annual grant of restricted stock under the plan having a fair market value (as defined in the plan) of $40,000. The restricted stock grants vest on the first business day after the following year’s annual meeting of stockholders. In May 2006, we made a special, one-time award of shares of restricted stock to each non-employee director in recognition of the contribution of the non-employee directors to the structuring and execution of our conversion from a limited liability company to a corporation and our initial public offering, and their direction of our company following the initial public offering. This special grant was made at the same time as the annual grant. The annual grant and this special grant together consisted of 2,000 shares of restricted stock.

The table below summarizes the total compensation paid or earned by each of our non-employee directors for 2006.

Director Compensation for 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John T. Reynolds(2)	$51,000	$60,000	—	—	—	—	$111,000
Thomas R. Bates, Jr.(2)	$51,500	$60,000	—	—	—	—	$111,500
Thomas J. Madonna	$68,000	$60,000	—	—	—	—	$128,000
F. Gardner Parker	$75,000	$60,000	—	—	—	—	$135,000
Thierry Pilenko	$4,500	$17,699	—	—	—	—	$22,199
V. Frank Pottow(3)	$49,500	$60,000	—	—	—	—	$109,500
Steven A. Webster	$42,000	$60,000	—	—	—	—	$102,000

(1)	The amounts in this column reflect the dollar amount recognized with respect to restricted stock awards for financial statement reporting purposes for 2006 in accordance with SFAS No. 123(R), which also equals the grant date fair value computed in accordance with SFAS No. 123(R). Assumptions used in the calculation of this amount are included in Note 1 to the audited financial statements included in the Form 10-K. The aggregate number of stock awards outstanding at December 31, 2006 were as follows:

Name	Stock Awards
John T. Reynolds	2,000
Thomas R. Bates, Jr.	2,000
Thomas J. Madonna	2,000
F. Gardner Parker	2,000
Thierry Pilenko	866
V. Frank Pottow	2,000
Steven A. Webster	2,000
(2)	Fees paid to Mr. Bates and Mr. Reynolds were paid to LR Hercules Holdings, LP.
(3)	Mr. Pottow resigned from our board of directors on January 1, 2007. Fees paid to Mr. Pottow were paid to Greenhill & Co., Inc.

Compensation Committee Interlocks and Insider Participation.

None of our executive officers have served as members of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	1,659,922	$11.27	1,504,734	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,659,922	$11.27	1,504,734

(1)	Consists of the 2004 Long-Term Incentive Plan, which was approved by the members of our company prior to our initial public offering.
(2)	The securities available for issuance under the 2004 Long-Term Incentive Plan could be issued in the form of stock options, stock appreciation rights, stock awards and stock units.

Security Ownership

The following table sets forth information as of April 5, 2007 with respect to the beneficial ownership of our common stock by (1) each stockholder who we know to be a beneficial owner of more than 5% of our common stock, (2) our directors and the persons named in the “Summary Compensation Table” below and (3) all current executive officers and directors as a group. To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole investment and voting power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Number of Shares(2)	Percent of Class
AMVESCAP PLC(3)	1,669,641	5.2%
John T. Reynolds(4)	1,597,127	5.0%
Randall D. Stilley	959,400	3.0%
Steven A. Manz	146,500	*
John T. Rynd	120,616	*
James W. Noe	11,250	*
Randal R. Reed	145,900	*
Thomas E. Hord	246,790	*
Don P. Rodney	104,150	*
Thomas R. Bates, Jr.(4)	1,597,127	5.0%
Thomas J. Madonna	5,000	*
F. Gardner Parker	7,000	*
Thierry Pilenko	866	*
Steven A. Webster(5)	745,400	2.3%
All current executive officers and directors as a group (15 persons)	5,790,140	18.0%

*	Less than 1% of issued and outstanding shares of our common stock.
(1)	The address of each director and executive officer is 11 Greenway Plaza, Suite 2950, Houston, Texas 77046.
(2)

The number of shares beneficially owned by the directors and executive officers includes shares that may be acquired within 60 days of April 5, 2007 by exercise of stock options as follows: Mr. Stilley — 715,000;

Mr. Manz — 105,000; Mr. Rynd — 30,000; Mr. Noe — 6,250; Mr. Reed — 142,500; Mr. Rodney — 72,500 and all current executive officers and directors as a group — 1,071,250.
(3)	Based on a Schedule 13G dated February 14, 2007 filed by AMVESCAP PLC (“AMVESCAP”) with the SEC. Includes 1,180,000 shares owned by AIM Advisors, Inc., 8,300 shares owned by AIM Private Asset Management, Inc., 241,341 shares owned by PowerShares Capital Management LLC and 240,000 shares owned by AIM Capital Management, Inc., each of which is a subsidiary of AMVESCAP. Executive officers and directors of AMVESCAP or its subsidiaries may beneficially own shares of our common stock and such shares are not reported on its Schedule 13G. AMVESCAP and its subsidiaries disclaim beneficial ownership of shares beneficially owned by any of their executive officers and directors. Each of AMVESCAP’s direct and indirect subsidiaries also disclaims beneficial ownership of shares beneficially owned by AMVESCAP and any other subsidiary. The address of AMVESCAP is 30 Finsbury Square, London EC2A 1AG, England.
(4)	Includes 1,595,127 shares held by LR Holdings, LP. LR2 GP, L.P., the general partner of LR Hercules Holdings, LP, as well as LR2 GP, LLC, which controls the general partner, may be deemed to beneficially own the shares held by LR Hercules Holdings, LP. Hercules has been informed by LR Hercules Holdings, LP that all decisions regarding investments by LR Hercules Holdings, LP are made by an investment committee whose composition may change. No individual has authority to make any such decisions without the approval of the investment committee. The current members of the investment committee are Thomas R. Bates, Jr., John G. Clarkson, Jonathan C. Farber, Mark A. McCall, John T. Reynolds and Lawrence Ross, each of whom disclaims beneficial ownership in the shares held by LR Hercules Holdings, LP. The address of LR Hercules Holdings, LP is c/o Lime Rock Management LP, 518 Riverside Avenue, Westport, Connecticut 06880.
(5)	Mr. Webster directly owns 156,633 shares of our common stock and is the beneficial owner of 588,767 shares of our common stock through Kestrel Capital, LP, over which Mr. Webster shares voting and investment power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Public Offerings of Common Stock

We paid the expenses of the selling stockholders in connection with public offerings of our common stock in April and November 2006, including a single firm of attorneys for the selling stockholders, other than the underwriting discounts, commissions and taxes with respect to shares of common stock sold by the selling stockholders and the fees and expenses of any other attorneys, accountants and other advisors separately retained by them. Steven A. Webster, a member of our Board of Directors, and Thomas E. Hord, a former Vice President of our company, were selling stockholders in the April 2006 offering. LR Hercules Holdings, LP and Greenhill & Co., Inc. and its affiliates were selling stockholders in the April and November 2006 offerings. The total fees we paid with respect to the offerings, including expenses paid on behalf of the selling stockholders, were approximately $1.2 million.

Registration Rights Agreement

We entered into a registration rights agreement with the members of our company at the time of our conversion to a Delaware corporation. Under the agreement, holders of at least 25% of the registrable securities subject to the agreement may require us to file a registration statement under the Securities Act of 1933 to register the sale of shares of our common stock, subject to certain limitations, including that the reasonably anticipated gross proceeds must be at least $15.0 million. These stockholders may request a total of three such demand registrations and only one in any six-month period. These holders also have the right to cause us to register their registrable securities on Form S-3 if the reasonably anticipated gross proceeds would be at least $10.0 million. In addition, if we propose to register securities under the Securities Act, then the holders who are party to the agreement will have “piggy-back” rights, subject to quantity limitations determined by underwriters if the offering involves an underwriting, to request that we register their registrable securities. There is no limit to the number of these “piggy-back” registrations in which these holders may request their shares be included. We generally will bear the registration expenses incurred in connection with registrations. We have agreed to indemnify these stockholders against certain liabilities, including liabilities under the Securities Act, in connection with any registration effected under the agreement. These registration rights will terminate at the earlier of (a) seven years from the closing date of our initial public offering or (b) with respect to any holder, the date that all registrable securities held by that holder may be sold in a three-month period without registration under Rule 144 of the Securities Act and such registrable securities represent less than one percent of all outstanding shares of our capital stock.

Other

During 2006, we purchased an aggregate of approximately $345,000 in rig equipment monitoring products and services from MBH Datasource, Inc. Thomas E. Hord holds a 50% ownership interest in MBH Datasource, Inc.

Policies and Procedures for Approval of Related Party Transactions.

We require that all transactions with related persons (as contemplated by Item 404 of Regulation S-K) be approved by the audit committee of the board of directors, in compliance with our audit committee charter. The audit committee intends to approve only those related-party transactions or other transactions involving actual or apparent conflicts of interest that are in, or are not inconsistent with, the best interests of Hercules or its stockholders. Our Code of Business Conduct and Ethics and the Corporate Governance Guidelines prohibit actual or apparent conflicts of interest between the interest of any of our directors or officers and Hercules or its stockholders. Our Corporate Governance Guidelines require that any actual or apparent conflict of interest be reported to the chairman of the nominating, governance and compensation committee for evaluation. The nominating, governance and compensation committee, with the assistance of our general counsel, is responsible for evaluating conflicts of interest.

Board Independence

It is the policy of our board of directors that a substantial majority of the members of our board qualify as “independent directors” in accordance with the qualification requirements of the NASDAQ Global Select Market. It is also the policy of the board that all of the members of our audit committee and nominating, governance and compensation committee qualify as “independent directors” in accordance with the qualification requirements of the NASDAQ Global Select Market, and that all of the members of the audit committee satisfy the criteria for independence under applicable provisions of the Securities Exchange Act of 1934 and SEC rules, in each case within the applicable phase-in provisions thereof. Our board has determined that all of the directors, except Mr. Stilley, who is employed by Hercules, satisfy the independence standards of the NASDAQ Global Select Market. Our board also has determined that each member of the audit committee qualifies as “independent” under Rule 10A-3 under the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and the fees billed for other services rendered by Grant Thornton LLP during those periods.

	2006	2005
	(in thousands)
Audit Fees(1)	$927.5	$519.4
Audit-Related Fees(2)	38.5	—
Tax Fees(3)	50.1	50.4
All Other Fees	—	—

Total	$1,016.1	$569.8

(1)	Audit Fees consisted of fees for audit services, which related to the consolidated audit, quarterly reviews, registration statements, comfort letters, statutory audits, accounting consultations, subsidiary audits and related matters.
(2)	Audit-Related Fees consisted of fees for audit-related services, which related to employee benefit plan audits, consultations concerning financial accounting and reporting standards and internal control assessment and testing beyond the level required as part of the consolidated audit.
(3)	Tax Fees consisted of fees for tax services, which related to services for tax compliance, tax planning, tax advice (including tax return preparation) and refund claims, assistance with tax audits and appeals and advice related to mergers and acquisitions.

Pre-Approval Policies and Procedures

Effective November 2005, the audit committee established a policy requiring audit committee pre-approval of all audit, review or attest engagements, internal control-related services and permissible non-audit services, including the fees and terms thereof, to be performed by the independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in applicable provisions of the Securities Exchange Act of 1934 and applicable SEC rules. All services provided by Grant Thornton LLP since November 2005 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this report:

(3) Exhibits:

Exhibit Number		Description
2.1	—	Plan of Conversion (incorporated by reference to Exhibit 2.1 to Hercules’ Registration Statement on Form S-1 (Registration No. 333-126457), as amended (the “Registration Statement”), originally filed on July 8, 2005).

3.1	—	Certificate of Incorporation of Hercules Offshore, Inc. (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated November 1, 2005 (File No. 0-51582) (the “Form 8-K”)).

3.2	—	Bylaws of Hercules Offshore, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K).

4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	—	Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K).

4.4	—	Credit Agreement dated as of June 30, 2005 (the “Credit Agreement”) among Hercules Offshore, LLC, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement).

4.5	—	Consent, Release, Waiver and Amendment to the Credit Agreement, dated as of January 25, 2006, among Hercules, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated January 25, 2006 (File No. 0-51582)).

4.6	—	Second Amendment to the Credit Agreement, dated as of January 25, 2006, among Hercules, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated January 25, 2006 (File No. 0-51582)).

4.7	—	Third Amendment to the Credit Agreement, dated June 12, 2006, among Hercules, as borrower, Comerica Bank as Administrative Agent, Citigroup North America, Inc., as Syndication Agent, Credit Suisse Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 14, 2006 (File No. 0-51582)).

4.8	—	Fourth Amendment to the Credit Agreement, dated as of February 13, 2007, among Hercules, as borrower, Comerica Bank as Administrative Agent, Citigroup North America, Inc., as Syndication Agent, Credit Suisse Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.8 to Hercules’ Annual Report on Form 10-K dated February 28, 2007 (File No. 0-51582) (the “Annual Report”)).

Exhibit Number		Description

†10.1	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.2	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Steven A. Manz (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.3	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and John T. Rynd (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.4	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Randal R. Reed (incorporated by reference to Exhibit 10.4 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.5	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and James W. Noe (incorporated by reference to Exhibit 10.5 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.6	—	Expatriate Employment Agreement, dated November 1, 2006, between Hercules Offshore, Inc. and Don P. Rodney incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.7	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).

†10.8	—	Employment Agreement, dated effective as of January 1, 2005, by and between Hercules Drilling Company, LLC and Thomas E. Hord (incorporated by reference to Exhibit 10.4 to the Registration Statement).

†10.9	—	Amendment to Employment Agreement, dated October 31, 2006, between Hercules Drilling Company, LLC and Thomas E. Hord (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.10	—	Amendment to Stock Option Award Agreement, dated October 31, 2006, between Hercules Offshore, Inc. and Thomas E. Hord (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.11	—	Hercules Offshore 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement).

†10.12	—	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Annual Report).

†10.13	—	Form of Restricted Stock Agreement for Employees and Consultants (incorporated by reference to Exhibit 10.13 to the Annual Report).

†10.14	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.14 to the Annual Report).

10.15	—	Schedule of executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.15 to the Annual Report).

10.16	—	Registration Rights Agreement, dated as of July 8, 2005, between the Company and the holders listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006).

Exhibit Number		Description

10.17	—	Asset and Securities Purchase Agreement dated as of January 13, 2005 among Hercules Drilling, the Company, Porterhouse Offshore, LP and Filet Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.18	—	Rig Sale Agreement dated as of May 13, 2005 among Transocean Offshore Deepwater Drilling Inc. and the Company (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.19	—	Vessel Purchase Agreement dated as of May 19, 2005 among Superior Energy Services, L.L.C. and the Company (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.20	—	Vessel Purchase Agreement dated as of August 4, 2005 between C.S. Liftboats, Inc. and the Company (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.21	—	Rig Sale Agreement dated as of August 8, 2005 between Hydrocarbon Capital II LLC and the Company (incorporated by reference to Exhibit 10.15 to the Registration Statement).

10.22	—	Asset Purchase Agreement dated as of September 16, 2005 by and among Hercules Liftboat Company, LLC, Danos Marine, Inc. and Danos & Curole Marine Contractors, LLC. (incorporated by reference to Exhibit 10.16 to the Registration Statement).

10.23	—	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 4, 2006 (File No. 0-51582)).

10.24	—	Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).

10.25	—	First Amendment to Asset Purchase Agreement, dated as of November 1, 2006, by and among Hercules International Holdings, Ltd., Hercules Oilfield Services Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).

10.26	—	Earnout Agreement, dated November 7, 2006, by and among Hercules Oilfield Services, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 13, 2006 (File No. 0-51582)).

21	—	Subsidiaries of Hercules (incorporated by reference to Exhibit 21 to the Annual Report).

23	—	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23 to the Annual Report).

*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 24, 2007.

HERCULES OFFSHORE, INC.

By:	/s/ Randall D. Stilley
Randall D. Stilley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity indicated on April 24, 2007.

Signature	Title

/s/ Randall D. Stilley	President, Chief Executive Officer and Director
Randall D. Stilley	(Principal Executive Officer)

/s/ Lisa W. Rodriguez	Senior Vice President and Chief Financial Officer
Lisa W. Rodriguez	(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—	Plan of Conversion (incorporated by reference to Exhibit 2.1 to Hercules’ Registration Statement on Form S-1 (Registration No. 333-126457), as amended (the “Registration Statement”), originally filed on July 8, 2005).

3.1	—	Certificate of Incorporation of Hercules Offshore, Inc. (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated November 1, 2005 (File No. 0-51582) (the “Form 8-K”)).

3.2	—	Bylaws of Hercules Offshore, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K).

4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	—	Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K).

4.4	—	Credit Agreement dated as of June 30, 2005 (the “Credit Agreement”) among Hercules Offshore, LLC, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement).

4.5	—	Consent, Release, Waiver and Amendment to the Credit Agreement, dated as of January 25, 2006, among Hercules, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated January 25, 2006 (File No. 0-51582)).

4.6	—	Second Amendment to the Credit Agreement, dated as of January 25, 2006, among Hercules, as Borrower, Comerica Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated January 25, 2006 (File No. 0-51582)).

4.7	—	Third Amendment to the Credit Agreement, dated June 12, 2006, among Hercules, as borrower, Comerica Bank as Administrative Agent, Citigroup North America, Inc., as Syndication Agent, Credit Suisse Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 14, 2006 (File No. 0-51582)).

4.8	—	Fourth Amendment to the Credit Agreement, dated as of February 13, 2007, among Hercules, as borrower, Comerica Bank as Administrative Agent, Citigroup North America, Inc., as Syndication Agent, Credit Suisse Cayman Islands Branch, as Documentation Agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.8 to Hercules’ Annual Report on Form 10-K dated February 28, 2007 (File No. 0-51582) (the “Annual Report”)).

†10.1	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Randall D. Stilley (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.2	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Steven A. Manz (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

Exhibit Number		Description
†10.3	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and John T. Rynd (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.4	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and Randal R. Reed (incorporated by reference to Exhibit 10.4 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.5	—	Executive Employment Agreement, dated November 3, 2006, between Hercules Offshore, Inc. and James W. Noe (incorporated by reference to Exhibit 10.5 to Hercules’ Current Report on Form 8-K dated November 3, 2006 (File No. 0-51582)).

†10.6	—	Expatriate Employment Agreement, dated November 1, 2006, between Hercules Offshore, Inc. and Don P. Rodney incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.7	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).

†10.8	—	Employment Agreement, dated effective as of January 1, 2005, by and between Hercules Drilling Company, LLC and Thomas E. Hord (incorporated by reference to Exhibit 10.4 to the Registration Statement).

†10.9	—	Amendment to Employment Agreement, dated October 31, 2006, between Hercules Drilling Company, LLC and Thomas E. Hord (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.10	—	Amendment to Stock Option Award Agreement, dated October 31, 2006, between Hercules Offshore, Inc. and Thomas E. Hord (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 2, 2006 (File No. 0-51582)).

†10.11	—	Hercules Offshore 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement).

†10.12	—	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Annual Report).

†10.13	—	Form of Restricted Stock Agreement for Employees and Consultants (incorporated by reference to Exhibit 10.13 to the Annual Report).

†10.14	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.14 to the Annual Report).

10.15	—	Schedule of executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.15 to the Annual Report).

10.16	—	Registration Rights Agreement, dated as of July 8, 2005, between the Company and the holders listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006).

10.17	—	Asset and Securities Purchase Agreement dated as of January 13, 2005 among Hercules Drilling, the Company, Porterhouse Offshore, LP and Filet Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.18	—	Rig Sale Agreement dated as of May 13, 2005 among Transocean Offshore Deepwater Drilling Inc. and the Company (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.19	—	Vessel Purchase Agreement dated as of May 19, 2005 among Superior Energy Services, L.L.C. and the Company (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.20	—	Vessel Purchase Agreement dated as of August 4, 2005 between C.S. Liftboats, Inc. and the Company (incorporated by reference to Exhibit 10.14 to the Registration Statement).

Exhibit Number		Description

10.21	—	Rig Sale Agreement dated as of August 8, 2005 between Hydrocarbon Capital II LLC and the Company (incorporated by reference to Exhibit 10.15 to the Registration Statement).

10.22	—	Asset Purchase Agreement dated as of September 16, 2005 by and among Hercules Liftboat Company, LLC, Danos Marine, Inc. and Danos & Curole Marine Contractors, LLC. (incorporated by reference to Exhibit 10.16 to the Registration Statement).

10.23	—	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 4, 2006 (File No. 0-51582)).

10.24	—	Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).

10.25	—	First Amendment to Asset Purchase Agreement, dated as of November 1, 2006, by and among Hercules International Holdings, Ltd., Hercules Oilfield Services Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).

10.26	—	Earnout Agreement, dated November 7, 2006, by and among Hercules Oilfield Services, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 13, 2006 (File No. 0-51582)).

21	—	Subsidiaries of Hercules (incorporated by reference to Exhibit 21 to the Annual Report).

23	—	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23 to the Annual Report).

*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

† Compensatory plan, contract or arrangement.