Form 10-Q
period 2007-09-30
HERCULES OFFSHORE, INC.
filed 2007-10-31
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 29, 2007
88,845,832

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$80,052	$72,772
Restricted Cash	4,592	250
Marketable Securities	19,850	—
Accounts Receivable	265,746	89,136
Insurance Claims Receivable	25,472	—
Supplies	5,917	—
Prepaids	49,710	14,438
Current Deferred Tax Asset	12,395	—
Other	9,935	3,627

	473,669	180,223

Property and Equipment, Net	2,178,443	415,864
Goodwill	929,294	—
Other Assets, Net	55,145	9,494

	$3,636,551	$605,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$12,152	$1,400
Insurance Note Payable	30,180	6,058
Accounts Payable	101,805	29,123
Accrued Liabilities	64,740	16,262
Taxes Payable	11,352	8,745
Interest Payable	15,388	2,105
Other Current Liabilities	14,187	5,633

	249,804	69,326

Long-term Debt, Net of Current Portion	905,003	91,850
Other Liabilities	19,873	6,700
Deferred Income Taxes	480,930	42,854

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 88,904 and 32,008 Shares Issued, Respectively; 88,891 and 32,002 Shares Outstanding, Respectively	889	320
Capital in Excess of Par Value	1,728,816	243,157
Treasury Stock, at Cost, 13 Shares and 6 Shares, Respectively	(415)	(220)
Accumulated Other Comprehensive Income (Loss)	(4,416)	755
Retained Earnings	256,067	150,839

	1,980,941	394,851

	$3,636,551	$605,581

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$294,365	$97,212	$503,873	$229,642

Costs and Expenses:
Operating Expenses, Excluding Depreciation and Amortization	143,902	33,197	229,825	81,393
Depreciation and Amortization	39,581	9,097	63,520	22,582
General and Administrative, Excluding Depreciation and Amortization	18,018	7,209	36,516	20,396

	201,501	49,503	329,861	124,371

Operating Income	92,864	47,709	174,012	105,271

Other Income (Expense):
Interest Expense	(15,761)	(2,575)	(19,230)	(6,824)
Gain on Disposal of Assets	—	1,110	—	30,690
Loss on Early Retirement of Debt	(1,312)	—	(2,182)	—
Other, Net	2,507	874	5,028	2,697

Income Before Income Taxes	78,298	47,118	157,628	131,834
Income Tax Provision	(29,927)	(17,439)	(52,400)	(48,310)

Net Income	$48,371	$29,679	$105,228	$83,524

Earnings Per Share:
Basic	$0.59	$0.93	$2.15	$2.68
Diluted	$0.58	$0.91	$2.12	$2.61

Weighted Average Shares Outstanding:
Basic	82,663	31,786	48,912	31,146
Diluted	83,418	32,545	49,568	31,959

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$105,228	$83,524
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	63,520	22,582
Stock-based Compensation Expense	6,157	2,277
Deferred Income Taxes	25,986	27,652
Amortization of Deferred Financing Fees	1,046	506
Excess Tax Benefit from Stock-based Arrangements	(1,612)	—
Loss on Early Retirement of Debt	2,182	—
Gain on Disposal of Assets	(1,641)	(30,779)
(Increase) Decrease in Operating Assets—
Accounts Receivable	15,169	(28,392)
Insurance Claims Receivable	(9,026)	(7,913)
Tax Sharing Agreement Payment	(118,247)	—
Prepaid Expenses and Other	2,869	(23,673)
Increase (Decrease) in Operating Liabilities—
Accounts Payable	(11,253)	16,420
Insurance Note Payable	(12,052)	9,629
Other Current Liabilities	5,492	12,335
Other Liabilities	834	526

Net Cash Provided by Operating Activities	74,652	84,694

Cash Flows from Investing Activities:
Acquisition of Business, Net of Cash Acquired	(733,763)	—
Investment in Marketable Securities	(128,525)	—
Proceeds from Sale of Marketable Securities	108,675	—
Additions of Property and Equipment	(97,521)	(143,282)
Deferred Drydocking Expenditures	(14,680)	(8,967)
Insurance Proceeds Received	3,850	50,090
Proceeds from Sale of Assets, Net	2,211	5,989
(Increase) Decrease in Restricted Cash	229	(250)

Net Cash Used in Investing Activities	(859,524)	(96,420)

Cash Flows from Financing Activities:
Long-term Debt Borrowings	900,000	—
Payment of Debt	(93,715)	(1,050)
Proceeds from Issuance of Common Stock	—	54,198
Proceeds from Exercise of Stock Options	2,054	340
Excess Tax Benefit from Stock-based Arrangements	1,612	—
Payment of Debt Issuance Costs	(17,753)	(639)
Distributions to Members	—	(3,732)
Other	(46)	—

Net Cash Provided by Financing Activities	792,152	49,117

Net Increase in Cash and Cash Equivalents	7,280	37,391

Cash and Cash Equivalents at Beginning of Period	72,772	47,575

Cash and Cash Equivalents at End of Period	$80,052	$84,966

Cash Paid for Interest	$5,931	$5,957
Cash Paid for Income Taxes	35,329	19,705

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$48,371	$29,679	$105,228	$83,524
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gains (Losses) on Hedge Transactions	(4,744)	(473)	(5,171)	325

Comprehensive Income	$43,627	$29,206	$100,057	$83,849

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	General

Hercules Offshore, Inc. provides shallow-water drilling, land drilling and marine services to the oil and gas exploration and production industry in the U.S. Gulf of Mexico and international locations through its Domestic Offshore, International Offshore, Domestic Liftboats, International Liftboats, Inland and Other segments (See Note 10). On July 11, 2007, the Company completed the acquisition of TODCO (See Note 4), a provider of contract oil and gas drilling services in the U.S. Gulf of Mexico and international locations. TODCO owned and operated 24 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig and a fleet of marine support vessels. At September 30, 2007, the Company owned a fleet of 33 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig, a fleet of marine support vessels operated through Delta Towing, a wholly owned subsidiary, and 60 liftboat vessels and operated an additional five liftboat vessels owned by third parties. The Company currently operates in ten countries on four continents.

The consolidated financial statements of Hercules Offshore, Inc. and its majority owned subsidiaries (the “Company”) are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at September 30, 2007, Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

Revenues generated from our contracts are recognized as services are performed. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than one month are recognized over the term of the related drilling contract. Amounts related to mobilization fees are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Mobilization revenue deferred	$—	$4,180	$—	$5,680
Mobilization expense deferred	—	4,200	—	4,428

Mobilization revenue recognized	298	710	2,763	835
Mobilization expense recognized	641	553	2,223	572

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset. Amounts related to such fees are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fees for capital expenditures deferred	$—	$251	$250	$251

Revenue for capital expenditures recognized	191	13	363	13

The Company records reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses. Total revenues from such reimbursements were $5.9 million and $1.8 million for the three months ended September 30, 2007 and September 30, 2006, respectively. Total revenues from such reimbursements were $11.4 million and $4.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Restricted Cash

In connection with the acquisition of TODCO (See Note 4), the company acquired restricted cash to support performance bonds (See Note 11) issued in relation to contracts TODCO had with Pemex Exploration and Production. As of September 30, 2007, the Company had $4.6 million of restricted cash related to these performance bonds.

Other Assets

Other assets consist of drydocking costs for marine vessels, financing fees, unrealized gains (losses) on hedge transactions and other. Drydock costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at September 30, 2007 and September 30, 2006 were $7.5 million and $4.7 million, respectively. Amortization expense for drydocking costs was $4.6 million and $2.8 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $13.1 million and $8.1 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

2.	Critical Accounting Policies

There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, as amended, for the year ended December 31, 2006, except for the following:

Cash and Cash Equivalents and Marketable Securities

Beginning in March 2007, the Company began investing a portion of its available cash in marketable securities. Marketable securities are classified as available for sale and are stated at fair value on the Consolidated Balance Sheets. At September 30, 2007, the Company had marketable securities with a fair value and cost basis of $19.9 million. Proceeds of $108.7 million were received from sales and maturities of marketable securities for the nine months ended September 30, 2007. There were no realized or unrealized gains or losses related to these securities.

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized gains or losses, net of taxes, are included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets until realized. Realized gains or losses are included in Other, Net in the Consolidated Statements of Operations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Goodwill

The acquisition of TODCO (See Note 4) generated $929.3 million of goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company is required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test will involve a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value will be estimated using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is determined to be less than the carrying value, the asset will be considered impaired. The amount of the impairment, if any, will be determined based on an allocation of the reporting unit fair values. The Company will test goodwill for impairment as of October 1 and will test it annually on that date unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill for the period ended September 30, 2007 are as follows (in thousands):

	Domestic Offshore	International Offshore	Inland	Other	Total
As of January 1, 2007	$—	$—	$—	$—	$—
Goodwill acquired during the period	506,966	133,241	202,352	86,735	929,294

As of September 30, 2007	$506,966	$133,241	$202,352	$86,735	$929,294

As of September 30, 2007, there was no goodwill associated with the Domestic Liftboats and International Liftboats segments.

Other Intangible Assets

In connection with the acquisition of TODCO (see Note 4), the Company allocated $17.6 million in value to certain International customer contracts. The estimated fair value of these acquired contracts is based on preliminary valuations and is subject to change when final valuations are obtained. These contracts are being amortized over the life of the contracts. As of September 30, 2007, the customer contracts had a carrying value of $16.5 million, net of accumulated amortization of $1.1 million, and are included in Other Assets, Net on the Consolidated Balance Sheet.

Amortization expense was $1.1 million for the three and nine months ended September 30, 2007. Future estimated amortization expense for the carrying amount of intangible assets as of September 30, 2007 is expected to be as follows (in thousands):

Remainder of 2007	$2,073
2008	8,088
2009	4,297
2010	1,467
2011	607

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

3.	Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$48,371	$29,679	$105,228	$83,524

Denominator:
Weighted average basic shares	82,663	31,786	48,912	31,146
Add effect of stock equivalents	755	759	656	813

Weighted average diluted shares	83,418	32,545	49,568	31,959

Basic earnings per share	$0.59	$0.93	$2.15	$2.68
Diluted earnings per share	$0.58	$0.91	$2.12	$2.61

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. Stock equivalents of 583,977 and 204,603 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculation for the three months and nine months ended September 30, 2007, respectively. No stock equivalents were excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculation for the three and nine months ended September 30, 2006.

4.	Asset Acquisition and Business Combination

In June 2007, the Company purchased a liftboat vessel for $7.4 million. The vessel is undergoing refurbishment and upgrades and is being marketed in West Africa.

On July 11, 2007, the Company acquired TODCO for total consideration of approximately $2,398.0 million, consisting of $925.8 million in cash and 56.6 million shares of common stock. The fair value of the shares issued was determined for accounting purposes using an average price of $25.99, which represented the average closing price of the Company’s stock for a period before and after the date of the merger agreement with TODCO. In addition, the Company incurred additional consideration in the amount of $46.9 million related primarily to transaction related costs, cash payments to non-continuing employees and the conversion of certain employee equity awards. The results of TODCO are included in the Company’s results from the date of acquisition.

TODCO, a provider of contract drilling and marine services in the U.S. Gulf of Mexico and international markets, owned and operated 24 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig and a fleet of marine support vessels. The TODCO acquisition positioned the Company as a leading shallow-water drilling provider. The acquisition expanded the Company’s international presence and diversified the Company’s fleet.

The total consideration was allocated to TODCO’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill (See Note 2). The preliminary allocation of the purchase price was based on preliminary valuations and estimates, and assumptions are subject to change upon the receipt and management’s review of the final valuations. The final valuation of net assets is expected to be completed no later than one year from the acquisition date.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The preliminary allocation of the consideration is as follows:

July 11, 2007
(In thousands) (Unaudited)
Cash and Cash Equivalents	$235,163
Accounts Receivable	191,795
Prepaid Expenses and Other	38,952
Property, Plant and Equipment, Net	1,714,841
Goodwill	929,294
Other Assets, Net	32,050

Total Assets	3,142,095

Short-Term Debt	(3,618)
Accounts Payable	(83,936)
Income Taxes Payable	(5,849)
Other Current Liabilities	(64,224)
Long-Term Debt	(14,062)
Deferred Tax Liabilities	(520,717)
Other Liabilities	(4,759)

Total Preliminary Purchase Price	$2,444,930

The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of TODCO had occurred as of the beginning of the periods presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results. These items include adjustments to record the incremental depreciation expense related to the increase in fair value of the acquired assets, the additional interest expense related to the incremental borrowings and to reclassify certain items to conform to the Company’s financial reporting presentation.

The unaudited financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Revenues	$324.5	$339.5	$1,005.2	$881.6
Net Income	44.7	70.1	167.2	159.5
Basic earnings per share	0.50	0.79	1.89	1.82
Diluted earnings per share	0.49	0.78	1.86	1.79

5.	Debt

Debt is comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Term Loan Facility, due July 2013	$900,000	$—
9.5% Senior Notes, due December 2008	10,490	—
7.375% Senior Notes, due April 2018	3,513	—
6.95% Senior Notes, due April 2008	2,222	—
Foreign Line of Credit	930	—
Senior Secured Term Loan, due June 2010	—	93,250

Total Debt	917,155	93,250
Less Short-term Debt and Current Portion of Long-term Debt	12,152	1,400

Total Long-term Debt, Net of Current Portion	$905,003	$91,850

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Senior secured credit agreement

The Company had a senior secured credit agreement with a syndicate of financial institutions that, as amended, provided for a $140.0 million term loan and a $75.0 million revolving credit facility. In addition to scheduled repayments made by the Company in 2007 of $0.7 million, in April 2007 the Company repaid $37.0 million of the outstanding amount under the term loan and cancelled an interest rate swap on $35.0 million of the term loan principal (See Note 6). The Company recognized a pretax charge of $0.9 million related to the write off of deferred financing fees in connection with this debt repayment. In July 2007, the Company repaid the remaining $55.6 million outstanding under the term loan together with accrued interest of $1.2 million. The Company recognized a pretax charge of $1.3 million related to the write off of deferred financing fees in connection with the July debt repayment. Additionally, the Company cancelled all derivative instruments related to the term loan, which included an interest rate swap on $35.0 million of the term loan principal and two interest rate caps on a total of $20.0 million of the term loan principal (See Note 6).

In July 2007, the Company entered into a new $1,050.0 million credit facility, consisting of a $900.0 million term loan facility and a $150.0 million revolving credit facility. The proceeds from the term loan were used, together with cash on hand to finance the cash portion of the Company’s acquisition of TODCO, to repay amounts under the Company’s and TODCO’s senior secured credit facilities outstanding at the closing of the facility and to make certain other payments in connection with the Company’s acquisition of TODCO. In connection with the credit facility, the Company entered into derivative instruments with the purpose of hedging future interest payments (See Note 6). As of September 30, 2007, the entire $900.0 million balance of the term loan facility was outstanding and the interest rate was 7.11%.

Amounts outstanding under the revolving credit facility bear interest at either the eurodollar rate or the base prime rate plus a margin that is initially 1.75% for revolving loans bearing interest at the eurodollar rate and 0.75% for revolving loans bearing interest at the base prime rate. After the Company delivers to the lenders under the credit facility its financial statements for the fiscal year ending December 31, 2007, the applicable margin under the revolving credit facility will vary depending on its leverage ratio, with the applicable margin for revolving loans bearing interest at the eurodollar rate ranging between 1.25% and 1.75% per annum and the applicable margin for revolving loans bearing interest at the base prime rate ranging between 0.25% and 0.75% per annum. The Company pays a commitment fee on the unused portion of the revolving credit facility, which ranges between 0.25% and 0.375% depending on its leverage ratio. The Company pays a letter of credit fee of between 1.25% and 1.75% per annum with respect to the undrawn amount of each letter of credit issued under the revolving credit facility. No amounts were outstanding and $0.8 million in standby letters of credit had been issued under the revolving credit facility as of September 30, 2007.

The principal amount of the term loan amortizes in equal quarterly installments of $2.25 million, with the balance due on July 11, 2013. In addition, the Company is required to prepay the term loan with:

•	the net proceeds from sales of certain assets to the extent that the Company does not reinvest the proceeds in its business within one year;

•	the net proceeds from casualties or condemnations of assets to the extent that the Company does not reinvest the proceeds in its business within one year;

•	the net proceeds of debt that the Company incurs to the extent that such debt is not permitted by the credit agreement;

•	50% of the net proceeds that the Company receives from any issuance of preferred stock; and

•	commencing with the fiscal year ending December 31, 2008, 50% of the Company’s excess cash flow until the outstanding principal balance of the term loan is less than $550.0 million.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The Company’s obligations under the credit agreement are secured by liens on several of its vessels and substantially all of its other personal property. Substantially all of the Company’s domestic subsidiaries guarantee the obligations under the credit agreement and have granted similar liens on several of their vessels and substantially all of their other personal property.

The credit agreement contains financial covenants that are tested quarterly relating to leverage and fixed charge coverage. Other covenants contained in the credit agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt, liens, investments and affiliate transactions. The credit agreement contains customary events of default. The Company was in compliance with these covenants at September 30, 2007.

Senior notes and other debt

In connection with the TODCO acquisition in July 2007, the Company assumed senior notes and an unsecured line of credit with a bank in Venezuela. The senior notes include 6.95% Senior Notes due in April 2008, 7.375% Senior Notes due in April 2018, and 9.5% Senior Notes due in December 2008 (collectively, “Senior Notes”). The fair market value of the Senior Notes at September 30, 2007 was approximately $2.2 million, $3.7 million and $10.6 million, respectively, based on the most recent market valuations. The line of credit is designed to manage local currency liquidity in Venezuela. The maximum amount available to be drawn is 6.0 billion Bolivars ($2.8 million at the exchange rate at September 30, 2007), and there was 2.0 billion Bolivars ($0.9 million at the exchange rate at September 30, 2007) outstanding at September 30, 2007 with a weighted average interest rate of 14%.

6.	Derivative Instruments and Hedging

The Company periodically uses derivative instruments to manage its exposure to interest rate risk, including interest rate swap agreements to effectively fix the interest rate on variable rate debt and interest rate caps to cap the interest rate on variable rate debt. The Company cancelled an interest rate swap on $35.0 million of term loan principal in conjunction with a debt repayment in April 2007 and received proceeds and recognized a gain of $0.3 million. In July 2007, the Company cancelled an interest rate swap on $35.0 million of term loan principal and two interest rate caps on a total of $20.0 million of term loan principal and received proceeds and recognized a gain of $0.4 million.

In July 2007, the Company entered into derivative instruments with the purpose of hedging future interest payments on its new term loan facility. The Company entered into a floating to fixed interest rate swap with decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million with a settlement date of April 1, 2009. The Company will receive a payment equal to the product of three-month LIBOR and the notional amount and will pay a fixed coupon of 5.307% on the notional amount over six quarters. The terms and payment dates of the swap match those of the term loan. The Company also entered into a zero cost LIBOR collar on $300.0 million of term loan principal over three years, with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay the Company in any quarter that actual LIBOR resets above 5.75% and the Company pays the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and payment dates of the collar match those of the term loan.

These hedge transactions are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair value of these hedging instruments is included in Other Assets and Other Liabilities and the cumulative unrealized gain/loss, net of tax, is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. The Company did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three or nine months ended September 30, 2007 and September 30, 2006 related to these hedging instruments.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

A summary of amounts relating to derivative instruments is provided below (in thousands):

	September 30, 2007	December 31, 2006
Fair value	$(6,793)	$1,162
Cumulative unrealized gain (loss), net of tax	$(4,416)	$755

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized gains	$352	$243	$974	$373

7.	Stock-based Compensation

The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. In July 2007, the Company’s stockholders approved an increase in the shares available for grant or award under the 2004 Plan by an additional 6,800,000 shares to a total of 10,250,000. At September 30, 2007, 7,383,618 shares were available for grant or award under the 2004 Plan.

During the nine months ended September 30, 2007, the Company granted 588,400 stock options with a weighted average exercise price of $26.33 and 260,590 restricted stock awards with a weighted average grant-date fair value per share of $28.78.

The Company recognized $3.3 million and $6.2 million in stock-based compensation expense during the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.2 million during the three and nine months ended September 30, 2006, respectively. The excess income tax benefit, the tax deduction that is in excess of the tax benefit recognized in the consolidated financial statements related to stock-based compensation, recognized for the nine months ended September 30, 2007 was $1.6 million. For the three months ended September 30, 2007, the Company recognized a $0.1 million deficit. No such tax benefit was recognized for the three and nine months ended September 30, 2006.

The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of September 30, 2007 was $7.0 million and $6.9 million, respectively, and is expected to be recognized over a weighted-average period of 1.7 years and 2.0 years, respectively.

Cash received from stock option exercises was $2.1 million during the nine months ended September 30, 2007.

In conjunction with the acquisition of TODCO (see Note 4), the Company assumed 331,038 stock options held by former TODCO employees and issued 20,608 restricted stock awards in exchange for deferred performance units held by former TODCO employees. All of these awards are fully vested. The Company capitalized $3.8 million to Goodwill related to these awards and recognized $0.3 million in compensation expense related to the increase in fair value.

8.	Supplemental Cash Flow Information

The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown (in thousands):

Nine Months Ended September 30, 2007
Fair Value of Assets, net of cash acquired	$1,977,638
Goodwill	929,294
Common Stock Issuance	(1,476,004)
Total Liabilities	(697,165)

Cash Consideration, net of cash acquired	$733,763

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Non-cash Activities

	Nine Months Ended September 30,
	2007	2006
Change in fair value of derivative instruments	$5,171	$(325)
Reversal of accrual for distribution to former members	—	3,732

9.	Income Tax

In the third quarter of 2007, the Company revised its estimated annual effective tax rate as a result of the TODCO acquisition. The effect of the change in the estimated annual effective rate was to increase the income tax expense for the three-month and nine-month periods ended September 30, 2007. The primary reason for the increase in the effective tax rate is that foreign taxes are no longer considered to be fully creditable against U.S. taxes after the acquisition of TODCO.

In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contests the Company’s right to certain deductions and also claims it did not remit withholding tax due on other deductions. The Company intends to contest the assessment and believes the assessment will not be upheld. While the Company cannot predict or provide assurance as to the ultimate outcome, it does not believe the outcome of this assessment will have a material effect on its financial statements. Depending on the ultimate outcome of the 2004 assessment, the Company anticipates that the Mexican tax authorities could make similar assessments for other open tax years.

TODCO and its former parent Transocean Inc. are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006 in a negotiated settlement of disputes between Transocean and TODCO over the terms of the original tax sharing agreement. The tax sharing agreement required the Company to make an acceleration payment to Transocean upon completion of the TODCO acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. In August of 2007, the Company paid $118.2 million to Transocean in satisfaction of those obligations. The basis of determination for the change in control payment may be subject to a differing interpretation by Transocean. This payment has been presented as a reduction of operating cash flow in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007.

Additionally, the tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remain outstanding at September 30, 2007, assuming a Transocean stock price of $113.05 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at September 28, 2007), is approximately $23.1 million. There is no certainty that the Company will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Its adoption did not have a material impact on the Company’s Consolidated Balance Sheet, Statement of Operations or Statement of Cash Flows. The Company did not derecognize any tax benefits, nor recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption.

The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2004 through 2006 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. On October 12, 2007, the Company received notice from the Internal Revenue Service that it has completed its examination of TODCO’s 2004 Federal income tax return and that it did not make any adjustments to the tax liability reported. In addition, as noted above, the Company’s 2004 tax return in Mexico has been audited, resulting in an assessment from the Mexican tax authorities, which is being contested by the Company. The Company does not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our Consolidated Balance Sheet, Statements of Operations or Consolidated Statement of Cash Flows. All TODCO tax obligations from periods prior to TODCO’s initial public offering are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction.

        The Company currently does not anticipate a significant increase in unrecognized tax benefits during the next 12 months. The Company does not currently have any unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. If the Company recognizes interest expense or penalties on future unrecognized tax benefits, it will classify such interest and penalties as income tax expense. With respect to the acquisition of TODCO, the Company continues its evaluation of TODCO’s tax positions in the context of its evaluation of the liabilities assumed in the acquisition and which will be accounted for under SFAS No. 141, Business Combinations. At this time, the Company does not expect a material change during the next 12 months in unrecognized tax benefits related to historical TODCO operations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

10.	Segments

Previously, the Company reported its business activities in four business segments, Domestic Contract Drilling Services, International Contract Drilling Services, Domestic Marine Services and International Marine Services. In connection with the acquisition of TODCO, the Company conducted a review of its presentation of segment information. The historical four business segments of the Company have been combined with the businesses of TODCO and now operate as six business segments: (1) Domestic Offshore, (2) International Offshore, (3) Domestic Liftboats, (4) International Liftboats, (5) Inland and (6) Other. Domestic Offshore includes the Company’s legacy Domestic Contract Drilling Services businesses combined with TODCO’s jackup and submersible rigs operating in the U.S. Gulf of Mexico, while International Offshore includes the Company’s legacy International Contract Drilling Services combined with TODCO’s jackup rigs operating internationally. Domestic Liftboats includes the Company’s legacy Domestic Marine Services businesses, while International Liftboats includes the Company’s legacy International Marine Services businesses. Inland includes the acquired TODCO U.S. Inland Barge businesses. In addition, the Company acquired TODCO’s Delta Towing business and land rigs. These businesses do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in Other. The Company eliminates inter-segment revenue and expenses, if any. The following describes the Company’s reporting segments:

Domestic Offshore – operates 24 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 250 feet.

International Offshore – operates 9 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has one jackup rig working offshore in each of the following international locations: Qatar, India, Angola, Brazil and Trinidad. This segment operates two jackup rigs and one platform rig in Mexico. In addition, this segment has one jackup rig currently undergoing reactivation in Southeast Asia and one jackup rig currently undergoing refurbishment and upgrade in the U.S. Gulf of Mexico.

Domestic Liftboats – operates 47 liftboats in the U.S. Gulf of Mexico.

International Liftboats – operates 18 liftboats offshore West Africa, including five liftboats owned by a third party and one undergoing refurbishment.

Inland – operates a fleet of 12 conventional and 15 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast.

Other – The Company’s land rig operations include one land rig in Trinidad, two land rigs in the United States and six land rigs in Venezuela. In addition, the Company’s Delta Towing business operates a fleet of 42 inland tugs, 18 offshore tugs, 36 crew boats, 44 deck barges, 17 shale barges, four spud barges and one offshore barge along and in the U.S. Gulf of Mexico.

The Company’s jackup rigs, submersible rigs and platform rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels that support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Information regarding reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Revenue	Income from Operations	Depreciation & Amortization	Revenue	Income from Operations	Depreciation & Amortization
Domestic Offshore	$99,588	$36,671	$13,962	$170,744	$71,560	$19,214
International Offshore	50,498	21,688	5,800	91,014	43,210	8,531
Domestic Liftboats	35,677	12,457	6,354	105,575	39,737	18,616
International Liftboats	18,090	6,655	1,843	46,028	14,655	5,485
Inland	53,638	19,609	6,950	53,638	19,609	6,950
Other	36,874	9,623	4,400	36,874	9,623	4,400

	294,365	106,703	39,309	503,873	198,394	63,196
Corporate	—	(13,839)	272	—	(24,382)	324

Total Company	$294,365	$92,864	$39,581	$503,873	$174,012	$63,520

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Revenue	Income from Operations	Depreciation & Amortization	Revenue	Income from Operations	Depreciation & Amortization
Domestic Offshore	$46,415	$27,751	$2,538	$111,703	$62,599	$6,279
International Offshore	7,883	2,459	935	12,159	4,374	1,186
Domestic Liftboats	40,082	20,954	5,171	95,842	46,614	14,059
International Liftboats	2,832	154	426	9,938	2,136	979
Inland	—	—	—	—	—	—
Other	—	—	—	—	—	—

	97,212	51,318	9,070	229,642	115,723	22,503
Corporate	—	(3,609)	27	—	(10,452)	79

Total Company	$97,212	$47,709	$9,097	$229,642	$105,271	$22,582

	Total Assets
	September 30, 2007	December 31, 2006
Domestic Offshore	$1,585,173	$144,467
International Offshore	589,319	126,191
Domestic Liftboats	187,697	192,314
International Liftboats	134,436	89,954
Inland	632,171	—
Other	393,322	—
Corporate	114,433	52,655

Total Company	$3,636,551	$605,581

11.	Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2007, management did not believe any accruals were necessary in accordance with SFAS No. 5, Accounting for Contingencies.

In March 2007, two TODCO stockholder lawsuits were filed in the District Court of Harris County, Texas, both alleging that the TODCO board of directors (which includes three of the Company’s current directors) breached their fiduciary duties in approving the merger with a subsidiary of the Company. The first lawsuit, Frank Donio v. Jan Rask, et al., then pending in the 269th Judicial District Court of Harris County, Texas, Cause No. 2007-16357, is a purported stockholder class action suit against the TODCO directors and contains claims for breach of fiduciary duty. The second lawsuit, Robert Foster v. Jan Rask, et al., then pending in the 333rd Judicial

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

District Court of Harris County, Texas, Cause No. 2007-16397, is a stockholder derivative action purportedly filed on behalf of TODCO against the TODCO directors (which includes three of the Company’s current directors) and the Company, and contains claims for breach of fiduciary duties of loyalty, due care, candor, good faith and/or fair dealing; corporate waste; unlawful self dealing; and claims that the defendants conspired, aided and abetted and/or assisted one another in a common plan to breach these fiduciary duties. Both lawsuits allege, among other things, that the TODCO directors engaged in self-dealing in approving the proposed merger with the Company by advancing their own personal interests or those of TODCO’s senior management at the expense of the TODCO stockholders, utilized a defective sales process not designed to maximize TODCO stockholder value, and failed to consider any value maximizing alternatives, thus causing TODCO stockholders to receive an unfair price for their shares of TODCO common stock. The second lawsuit also alleges that the Company conspired, aided and abetted or assisted in these violations. In addition, the second suit alleges that TODCO’s directors breached their fiduciary duties by allegedly improperly awarding stock options to certain officers at a time when they allegedly knew the merger was “imminent” and the stock options would vest immediately upon consummation of the merger. The second suit also names the officers who received these stock option awards as defendants and alleges three causes of action against them: (1) a breach of fiduciary duty claim for having received allegedly improperly awarded stock options, (2) an unjust enrichment claim seeking a constructive trust, and (3) rescission of the stock option awards.

Both lawsuits seek, among other things, rescission of the merger, imposition of a constructive trust in favor of plaintiffs upon any benefits improperly received by the defendants, attorneys’ fees and expenses associated with the lawsuits and any other equitable relief the courts deem just and proper. On August 29, 2007, the two lawsuits were consolidated and transferred to the 270th Judicial District Court of Harris County, Texas. The Company, the TODCO directors, and the officers named as defendants believe the asserted claims are without merit, and each intends to defend them vigorously.

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

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 768 persons that allege personal injury or whose heirs claim their deaths arose out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of TODCO’s subsidiaries and certain of subsidiaries of TODCO’s former parent to whom TODCO (and now the Company) may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served against specific defendants. As of the date of this report, approximately 699 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 103 shared periods of employment by TODCO and its former parent which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named TODCO as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named TODCO as a defendant may attempt to add TODCO as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. The Company continues to monitor a small group of these other cases. The Company has not determined which entity would be responsible

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

for such claims under the Master Separation Agreement between TODCO and its former parent. The Company intends to defend itself vigorously and, based on the limited information available at this time, does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.

In December 2002, TODCO received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003, TODCO paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After TODCO made the partial assessment payment, it received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). Thereafter, TODCO filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million (based on the current exchange rates at the time of the decision). TODCO then initiated a judicial tax court appeal with the Venezuelan Tax Court to set aside the $8.1 million administrative tax assessment. The Company does not expect the ultimate resolution of this assessment to have a material impact on its consolidated results of operations, financial condition or cash flows. Under the Master Separation Agreement between TODCO and its former parent, that parent has agreed to indemnify the Company for any losses it incurs as a result of these legal proceedings.

The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company’s business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

Insurance

The Company is self-insured for the deductible portion of its insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of the Company’s insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

The Company maintains insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employers’ liability, general liability, vessel pollution and other coverages.

In July 2007, the Company completed the renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.6 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $150.0 million. The policies are subject to deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 10% of insured values per occurrence for drilling rigs, and range from $0.3 million to $1.0 million per occurrence for liftboats, depending on the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $10.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. The Company is self-insured for 10% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy. In addition to the marine package, the Company has separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage. In connection with the renewal, the Company entered into an agreement to finance a portion of its annual insurance premiums.

In July 2007, in connection with the renewal of certain of its insurance policies, the Company entered into agreements to finance a portion of its annual insurance premiums. Approximately $36.2 million was financed through these arrangements and $30.2 million was outstanding at September 30, 2007. The interest rate on these notes is 5.75% and each note matures in June 2008.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Surety Bonds

In connection with the TODCO acquisition in July 2007 (See Note 4), the Company assumed certain surety bonds. There was $52.6 million outstanding related to surety bonds at September 30, 2007. The surety bonds guarantee our performance as it relates to TODCO’s drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated primarily in Mexico and Venezuela.

12.	Accounting Pronouncements

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and September 30, 2006, included elsewhere herein, and with our annual report on Form 10-K, as amended, for the year ended December 31, 2006. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our annual report, as amended, and in Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2007 for a discussion of certain risks facing our company.

OVERVIEW

We provide shallow-water drilling, land drilling and marine services to the oil and natural gas exploration and production industry in the U.S. Gulf of Mexico and internationally. We provide these services to major integrated energy companies, independent oil and natural gas operators and national oil companies.

In July 2007, we furthered our strategic growth initiative by completing the acquisition of TODCO for total consideration of approximately $2,398.0 million, consisting of $925.8 million in cash and 56.6 million shares of common stock. TODCO, a provider of contract drilling and marine services in the U.S. Gulf of Mexico and international markets, owned and operated 24 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig and a fleet of marine support vessels. The TODCO acquisition positioned us as a leading shallow-water drilling provider as well as expanded our international presence and diversified our fleet.

We historically reported our business activities in four business segments, Domestic Contract Drilling Services, International Contract Drilling Services, Domestic Marine Services and International Marine Services. In connection with the acquisition of TODCO, we conducted a review of our segments. Our historical operating divisions have been combined with the businesses of TODCO and now operate as six divisions: (1) Domestic Offshore, (2) International Offshore, (3) Domestic Liftboats, (4) International Liftboats, (5) Inland and (6) Other. Domestic Offshore includes our legacy Domestic Contract Drilling Services businesses and TODCO’s domestic jackup rigs operating in the U.S. Gulf of Mexico, while International Offshore includes our legacy International Contract Drilling Services and TODCO’s jackup rigs operating internationally. Domestic Liftboats includes our legacy Domestic Marine Services business, while International Liftboats includes our legacy International Marine Services business. Inland includes the former TODCO U.S. Inland Barge business. Our acquired land and Delta Towing businesses do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in Other. The discussion of our results of operations in this Item 2 is based on the new segments. The following describes our operations for each reporting segment:

Domestic Offshore – operates 24 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 250 feet.

International Offshore – operates 9 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have one jackup rig working offshore in each of the following international locations: Qatar, India, Angola, Brazil and Trinidad. This segment operates two jackup rigs and one platform rig in Mexico. In addition, this segment has one jackup rig currently undergoing reactivation in Southeast Asia and one jackup rig currently undergoing refurbishment and upgrade.

Domestic Liftboats – operates 47 liftboats in the U.S. Gulf of Mexico.

International Liftboats – operates 18 liftboats offshore West Africa, including five liftboats owned by a third party and one undergoing refurbishment.

Inland – operates a fleet of 12 conventional and 15 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast.

Other – our land rig operations include one land rig in Trinidad, two land rigs in the United States and six land rigs in Venezuela. Our Delta Towing business operates a fleet of 42 inland tugs, 36 crew boats, 44 deck barges, 17 shale barges, four spud barges and one offshore barge along and in the U.S. Gulf of Mexico. In addition, excluding an offshore tug that was sold subsequent to September 30, 2007, Delta Towing operates 17 offshore tugs.

Our jackup and submersible rigs and our barge rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment. Our liftboats are self-propelled, self-elevating vessels that support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

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

Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs for our Domestic Offshore, International Offshore and Inland segments are wages paid to crews, maintenance and repairs to the rigs, and insurance. These costs do not vary significantly whether the rig is operating under contract or idle, unless we believe that the rig is unlikely to work for a prolonged period of time, in which case we may decide to “cold-stack” or “warm-stack” the rig. Cold-stacking is a common term used to describe a rig that is expected to be idle for a protracted period and typically for which routine maintenance is suspended and the crews are either redeployed or laid-off. When a rig is cold-stacked, operating expenses for the rig are significantly reduced because the crew is smaller and maintenance activities are suspended. Placing rigs in service that have been cold-stacked typically requires a lengthy reactivation project that can involve significant expenditures and potentially additional regulatory review, particularly if the rig has been cold-stacked for a long period of time. Warm-stacking is a term used for a rig expected to be idle for a period of time that is not as prolonged as is the case with a cold-stacked rig. Maintenance is continued for warm-stacked rigs. Crews are reduced through attrition and redeployment, but a small crew is retained. Reactivation of warm-stacked rigs generally can be reactivated in one to two weeks.

The most significant costs for our Domestic Liftboats and International Liftboats segments are the wages paid to crews and the amortization of regulatory drydocking costs. Unlike our Domestic Offshore and International Offshore segments, a significant portion of the expenses incurred with operating each liftboat are paid for or reimbursed by the customer under contractual terms and prices. This includes catering, fuel, oil, rental equipment, crane overtime and other items. We record reimbursements from customers as revenues and the related expenses as operating costs. Our liftboats are required to undergo regulatory inspections every year and to be drydocked two times every five years; the drydocking expenses and length of time in drydock vary depending on the condition of the vessel. All costs associated with regulatory inspections, including related drydocking costs, are deferred and amortized over a period of 12 months.

RESULTS OF OPERATIONS

On July 11, 2007, we completed the acquisition of TODCO for total consideration of approximately $2,398.0 million, consisting of $925.8 million in cash and 56.6 million shares of common stock. Our third quarter 2007 results include activity from this acquired business from the date of acquisition. The acquisition significantly impacts the comparability of the 2007 periods with the corresponding 2006 periods.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	27	6	27	6
Revenues	$99,588	$46,415	$170,744	$111,703
Operating expenses, excluding depreciation and amortization	47,292	14,280	74,754	37,606
Depreciation and amortization expense	13,962	2,538	19,214	6,279
General and administrative expenses, excluding depreciation and amortization	1,663	1,846	5,216	5,219

Operating income	$36,671	$27,751	$71,560	$62,599

International Offshore:
Number of rigs (as of end of period)	10	3	10	3
Revenues	$50,498	$7,883	$91,014	$12,159
Operating expenses, excluding depreciation and amortization	22,888	4,047	37,606	5,650
Depreciation and amortization expense	5,800	935	8,531	1,186
General and administrative expenses, excluding depreciation and amortization	122	442	1,667	949

Operating income	$21,688	$2,459	$43,210	$4,374

Domestic Liftboats:
Number of liftboats (as of end of period)	47	47	47	47
Revenues	$35,677	$40,082	$105,575	$95,842
Operating expenses, excluding depreciation and amortization	16,321	13,339	45,600	33,389
Depreciation and amortization expense	6,354	5,171	18,616	14,059
General and administrative expenses, excluding depreciation and amortization	545	618	1,622	1,780

Operating income	$12,457	$20,954	$39,737	$46,614

International Liftboats:
Number of liftboats (as of end of period)	18	4	18	4
Revenues	$18,090	$2,832	$46,028	$9,938
Operating expenses, excluding depreciation and amortization	8,581	1,531	23,045	4,748
Depreciation and amortization expense	1,843	426	5,485	979
General and administrative expenses, excluding depreciation and amortization	1,011	721	2,843	2,075

Operating income	$6,655	$154	$14,655	$2,136

Inland:
Number of barges (as of end of period)	27	—	27	—
Revenues	$53,638	$—	$53,638	$—
Operating expenses, excluding depreciation and amortization	26,546	—	26,546	—
Depreciation and amortization expense	6,950	—	6,950	—
General and administrative expenses, excluding depreciation and amortization	533	—	533	—

Operating income	$19,609	$—	$19,609	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Other:
Revenues	$36,874	$—	$36,874	$—
Operating expenses, excluding depreciation and amortization	22,274	—	22,274	—
Depreciation and amortization expense	4,400	—	4,400	—
General and administrative expenses, excluding depreciation and amortization	577	—	577	—

Operating income	$9,623	$—	$9,623	$—

Total Company:
Revenues	$294,365	$97,212	$503,873	$229,642
Operating expenses, excluding depreciation and amortization	143,902	33,197	229,825	81,393
Depreciation and amortization expense	39,581	9,097	63,520	22,582
General and administrative expenses, excluding depreciation and amortization	18,018	7,209	36,516	20,396

Operating income	92,864	47,709	174,012	105,271
Interest expense	(15,761)	(2,575)	(19,230)	(6,824)
Gain on disposal of assets	—	1,110	—	30,690
Loss on early retirement of debt	(1,312)	—	(2,182)	—
Other income	2,507	874	5,028	2,697

Income before income taxes	78,298	47,118	157,628	131,834
Income tax provision	(29,927)	(17,439)	(52,400)	(48,310)

Net income	$48,371	$29,679	$105,228	$83,524

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended September 30, 2007
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,290	1,848	69.8%	$77,200	$25,591
International Offshore	589	589	100.0%	85,735	38,859
Domestic Liftboats	2,858	4,232	67.5%	12,483	3,857
International Liftboats	1,383	1,564	88.4%	13,080	5,487
Inland	1,149	1,377	83.4%	46,682	19,278
Other	n/a	n/a	n/a	n/a	n/a

	Three Months Ended September 30, 2006
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	548	552	99.3%	$84,776	$25,871
International Offshore	100	100	100.0%	78,825	40,466
Domestic Liftboats	3,171	4,119	77.0%	12,641	3,238
International Liftboats	235	368	63.9%	12,050	4,158
Inland	—	—	—	—	—
Other	n/a	n/a	n/a	n/a	n/a

	Nine Months Ended September 30, 2007
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	2,139	2,934	72.9%	$79,824	$25,479
International Offshore	948	951	99.7%	96,006	39,544
Domestic Liftboats	8,505	12,517	67.9%	12,413	3,643
International Liftboats	3,797	4,585	82.8%	12,122	5,026
Inland	1,149	1,377	83.4%	46,682	19,278
Other	n/a	n/a	n/a	n/a	n/a

	Nine Months Ended September 30, 2006
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,424	1,526	93.3%	$78,449	$24,644
International Offshore	133	137	97.1%	91,486	41,147
Domestic Liftboats	8,823	11,276	78.2%	10,863	2,961
International Liftboats	947	1,092	86.7%	10,494	4,348
Inland	—	—	—	—	—
Other	n/a	n/a	n/a	n/a	n/a

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.
(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period. Included in Domestic Offshore revenue is a total of $0.2 million and $0.3 million related to amortization of contract specific capital expenditures reimbursed by the customer for the three and nine months ended September 30, 2007, respectively. There was no such revenue in the three and nine months ended September 30, 2006. Included in International Offshore revenue is a total of $0.3 million and $2.9 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $0.8 million for the three and nine months ended September 30, 2006, respectively.
(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per-day expenses we incur when they are under contract. Included in International Offshore operating expense is a total of $0.6 million and $2.2 million related to amortization of deferred mobilization expenses for the three and nine months ended September 30, 2007, respectively, and $0.6 million for each of the three and nine months ended September 30, 2006.

For the Three Months Ended September 30, 2007 and 2006

Revenues

Consolidated. Total revenues for the three-month period ended September 30, 2007 (the “Current Quarter”) were $294.4 million compared with $97.2 million for the three-month period ended September 30, 2006 (the “Comparable Quarter”), an increase of $197.2 million, or 203%. This increase resulted primarily from revenues generated from TODCO acquired in July 2007. Total revenues included $5.9 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $1.8 million in the Comparable Quarter.

Domestic Offshore. Revenues for our Domestic Offshore segment were $99.6 million for the Current Quarter compared with $46.4 million for the Comparable Quarter, an increase of $53.2 million, or 115%. Revenues for the Current Quarter include approximately $72.0 million from TODCO. Excluding the revenue from TODCO, revenue decreased by $18.8 million, of which $10.3 million was due to fewer operating days and $8.5 million was due to lower average dayrates for our fleet. Average utilization was 69.8% in the Current Quarter compared with 99.3% in the Comparable Quarter. Average revenue per rig per day was $77,200 in the Current Quarter compared with $84,776 in the Comparable Quarter. Lower utilization and revenue per day reflect our customers lower drilling activity.

International Offshore. Revenues for our International Offshore segment were $50.5 million for the Current Quarter compared with $7.9 million for the Comparable Quarter, an increase of $42.6 million, or 541%. Revenues for the Current Quarter include approximately $31.0 million from TODCO. Excluding the impact of the acquisition, revenue increased by $11.6 million, of which $8.9 million was due to additional operating days resulting from Hercules 258 being in service the entire period in the current period and $2.7 million was due to higher average dayrates. Average revenue per rig per day was $85,735 in the Current Quarter compared with $78,825 in the Comparable Quarter, with utilization 100% in both periods.

Domestic Liftboats. Revenues for our Domestic Liftboats segment were $35.7 million for the Current Quarter compared with $40.1 million in the Comparable Quarter, a decrease of $4.4 million, or 11%. This decrease resulted primarily from lower average dayrates, which contributed $0.5 million of the decrease, and fewer operating days, which contributed $3.9 million of the decrease. Operating days decreased to 2,858 in the Current Quarter from 3,171 in the Comparable Quarter due primarily to 82 additional days of severe weather in the Current Quarter as compared to the Comparable Quarter. Average utilization also declined to 67.5% in the Current Quarter from 77.0% in the Comparable Quarter as customers’ repair and maintenance activities declined. Average revenue per vessel per day was $12,483 in the Current Quarter compared with $12,641 in the Comparable Quarter. Revenues for our Domestic Marine Services segment included $1.4 million in reimbursements from our customers for expenses paid by us in both the Current Quarter and the Comparable Quarter.

International Liftboats. Revenues for our International Liftboats segment were $18.1 million for the Current Quarter compared with $2.8 million in the Comparable Quarter, an increase of $15.3 million, or 539%. This increase is due to an acquisition in the fourth quarter 2006 which resulted in an increase in operating days from 235 days in the Comparable Quarter to 1,383 days in the Current Quarter. Average revenue per liftboat per day was $13,080 in the Current Quarter compared with $12,050 in the Comparable Quarter, with average utilization of 88.4% in the Current Quarter compared with 63.9% in the Comparable Quarter. Revenues for our International Liftboats segment included $1.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter. There was no reimbursable revenue in the Comparable Quarter.

Inland. Revenues for our Inland segment were $53.6 million in the Current Quarter, with 1,149 operating days and average revenue per rig per day of $46,682. Revenues for our Inland segment included $0.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter. Prior to our acquisition of TODCO in July 2007, we did not have an Inland segment.

Other. Revenues for our Other segment were $36.9 million in the Current Quarter and included $1.0 million in reimbursements from our customers for expenses paid by us in the Current Quarter. Prior to our acquisition of TODCO in July 2007, we did not have an Other segment.

Operating Expenses

Consolidated. Total operating expenses, excluding depreciation and amortization, for the Current Quarter were $143.9 million compared with $33.2 million in the Comparable Quarter, an increase of $110.7 million, or 333%. This increase is further described below.

Domestic Offshore. Operating expenses, excluding depreciation and amortization, for our Domestic Offshore segment were $47.3 million in the Current Quarter compared with $14.3 million in the Comparable Quarter, an increase of $33.0 million, or 231%. Operating expenses, excluding depreciation and amortization, for the Current Quarter include approximately $33.0 million associated with the acquisition. Available days increased to 1,848 in the Current Quarter from 552 in the Comparable Quarter. Average operating expenses per rig per day were slightly lower: $25,591 in the Current Quarter compared with $25,871 in the Comparable Quarter.

International Offshore. Operating expenses, excluding depreciation and amortization, for our International Offshore segment were $22.9 million in the Current Quarter compared with $4.0 million in the Comparable Quarter, an increase of $18.9 million, or 466%. Operating expenses, excluding depreciation and amortization, for the Current Quarter include approximately $15.0 million associated with the acquisition. Available days increased to 589 in the Current Quarter from 100 in the Comparable Quarter. Average operating expenses per rig per day were $38,859 in the Current Quarter compared with $40,466 in the Comparable Quarter. Included in operating expense is $0.6 million in amortization of deferred mobilization expense for both the Current Quarter and Comparable Quarter.

Domestic Liftboats. Operating expenses, excluding depreciation and amortization, for our Domestic Liftboats segment were $16.3 million in the Current Quarter compared with $13.3 million in the Comparable Quarter, an increase of $3.0 million, or 22%. Available days increased to 4,232 in the Current Quarter from 4,119 in the Comparable Quarter. Average operating expenses per vessel per day were $3,857 in the Current Quarter compared with $3,238 in the Comparable Quarter, an increase of $619 per day. The increase resulted primarily from an increase in labor costs and insurance costs.

International Liftboats. Operating expenses, excluding depreciation and amortization, for our International Liftboats segment were $8.6 million for the Current Quarter compared with $1.5 million in the Comparable Quarter, an increase of $7.1 million, or 460%. The increase is due to additional liftboats acquired in the fourth quarter of 2006. Average operating expenses per liftboat per day were $5,487 in the Current Quarter compared with $4,158 in the Comparable Quarter. This increase was driven primarily by higher fuel and travel costs.

Inland. Operating expenses, excluding depreciation and amortization, for our Inland segment were $26.5 million in the Current Quarter, with 1,377 available days and average operating expenses per rig per day of $19,278.

Other. Operating expenses, excluding depreciation and amortization, for our Other segment were $22.3 million in the Current Quarter.

Depreciation and Amortization

Depreciation and amortization expense in the Current Quarter was $39.6 million compared with $9.1 million in the Comparable Quarter, an increase of $30.5 million, or 335%. This increase resulted primarily from additional depreciation of approximately $25.0 million related to assets acquired in the TODCO acquisition.

General and Administrative Expenses

General and administrative expenses, excluding depreciation and amortization, in the Current Quarter were $18.0 million compared with $7.2 million in the Comparable Quarter, an increase of $10.8 million, or 150%. The increase is primarily related to incremental general and administrative costs associated with TODCO, as well as a $4.9 million increase in corporate labor related costs, which includes $2.6 million in acquisition and severance related costs.

Loss on Early Retirement of Debt

The loss in the amount of $1.3 million related to the write off of deferred financing fees in connection with repayment of $55.6 million of term loan principal in July 2007.

Other Income

Other income in the Current Quarter was $2.5 million compared with $0.9 million in the Comparable Quarter, an increase of $1.6 million. This increase related to additional interest income earned in the Current Quarter.

Income Tax Provision

Income tax expense was $29.9 million on pre-tax income of $78.3 million during the Current Quarter, compared to $17.4 million on pre-tax income of $47.1 million for the Comparable Quarter. The effective tax rate increased to 38.2% in the Current Quarter from 37.0% in the Comparable Quarter. The increase in the effective tax rate reflects the impact of higher non-creditable foreign taxes from the TODCO acquisition.

For the Nine Months Ended September 30, 2007 and 2006

Revenues

Consolidated. Total revenues for the nine-month period ended September 30, 2007 (the “Current Period”) were $503.9 million compared with $229.6 million for the nine-month period ended September 30, 2006 (the “Comparable Period”), an increase of $274.3 million, or 119%. This increase resulted primarily from revenues generated from TODCO acquired in July 2007. Total revenues included $11.4 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $4.3 million in the Comparable Period.

Domestic Offshore. Revenues for our Domestic Offshore segment were $170.7 million for the Current Period compared with $111.7 million for the Comparable Period, an increase of $59.0 million, or 53%. Revenues for the Current Period include approximately $72.0 million from our third quarter acquisition. Operating days increased to 2,139 in the Current Period from 1,424 in the Comparable Period due to the acquired fleet. The impact of the acquisition was mitigated by lower customer activity, with average utilization of 72.9% in the Current Period compared with 93.3% in the Comparable Period. Excluding the impact of the acquisition, revenue decreased by $13.0 million due primarily to lower utilization.

International Offshore. Revenues for our International Offshore segment were $91.0 million for the Current Period compared with $12.2 million for the Comparable Period, an increase of $78.8 million, or 649%. Revenues for the Current Period include approximately $31.0 million from our third quarter acquisition. Revenues also include the effect of Hercules 170 and Hercules 258 being in service for the entire period. Operating days increased to 948 in the Current Period from 133 in the Comparable Period. Average revenue per rig per day was $96,006 in the Current Period compared with $91,486 in the Comparable Period, with average utilization of 99.7% in the Current Period compared with 97.1% in the Comparable Period due to unanticipated repairs in the Comparable Period. Included in revenue for the Current Period is $2.9 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer compared to $0.8 million in the Comparable Period. Revenues in our International Offshore segment include reimbursements from our customers of $1.3 million for expenses paid by us in the Current Period. There was no reimbursable revenue in the Comparable Period.

Domestic Liftboats. Revenues for our Domestic Liftboat segment were $105.6 million for the Current Period compared to $95.8 million for the Comparable Period, an increase of $9.8 million, or 10%. This increase resulted primarily from higher average dayrates, which contributed $13.7 million of the increase, partially offset by a decrease of $3.9 million related to fewer operating days. Average utilization decreased to 67.9% in the Current Period from 78.2% in the Comparable Period as our customers had additional infrastructure repair and maintenance to perform after the 2005 hurricanes, as well as experiencing additional days of severe weather as compared to the Comparable Period. Revenues for our Domestic Liftboat segment included $4.2 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $3.3 million in the Comparable Period.

International Liftboats. Revenues for our International Liftboats segment were $46.0 million for the Current Period compared with $9.9 million in the Comparable Period, an increase of $36.1 million, or 363%. This increase is due to acquisition activity which resulted in an increase in operating days from 947 days in 2006 to 3,797 days in 2007. Average revenue per liftboat per day was $12,122 in the Current Period compared with $10,494 in the Comparable Period, with average utilization of 82.8% in the Current Period compared with 86.7% in the Comparable Period. During the Current Period, nine of our liftboats in West Africa were evacuated due to political unrest and earned 75% dayrate during that time, totaling 374 days. Revenues for our International Liftboats segment included $3.0 million in reimbursements from our customers for expenses paid by us in the Current Period. There was no reimbursable revenue in the Comparable Period.

Inland. Revenues for our Inland segment were $53.6 million in the Current Period, with 1,149 operating days and average revenue per rig per day of $46,682.

Other. Revenues for our Other segment were $36.9 million in the Current Period and included $1.0 million in reimbursements from our customers for expenses paid by us in the Current Period.

Operating Expenses

Consolidated. Total operating expenses, excluding depreciation and amortization, for the Current Period were $229.8 million compared with $81.4 million in the Comparable Period, an increase of $148.4 million, or 182%. The increase is primarily associated with our third quarter acquisition. A description of the change by segment follows.

Domestic Offshore. Operating expenses, excluding depreciation and amortization, for our Domestic Offshore segment were $74.8 million in the Current Period compared with $37.6 million in the Comparable Period, an increase of $37.2 million, or 99%. Operating expenses, excluding depreciation and amortization, for the Current Period include approximately $33.0 million from our third quarter acquisition. Available days increased to 2,934 in the Current Period from 1,526 in the Comparable Period. Average operating expenses per rig per day were $25,479 in the Current Period compared with $24,644 in the Comparable Period. On a per day basis, average operating expenses per rig increased $835. The increase resulted primarily from an increase in insurance and labor costs.

International Offshore. Operating expenses, excluding depreciation and amortization, for our International Offshore segment were $37.6 million in the Current Period compared with $5.7 million in the Comparable Period, an increase of $31.9 million or 566%. Operating expenses, excluding depreciation and amortization, for the Current Period include approximately $15.0 million related to our acquired assets. Available days increased to 951 in the Current Period from 137 in the Comparable Period. Average operating expenses per rig per day were $39,544 in the Current Period compared with $41,147 in the Comparable Period. Included in operating expense is $2.2 million related to amortization of deferred mobilization expense in the Current Period, compared with $0.6 million in the Comparable Period.

Domestic Liftboats. Operating expenses, excluding depreciation and amortization, for our Domestic Liftboats segment were $45.6 million in the Current Period compared with $33.4 million in the Comparable Period, an increase of $12.2 million, or 37%. Available days increased to 12,517 in the Current Period from 11,276 in the Comparable Period. Average operating expenses per vessel per day were $3,643 in the Current Period compared with $2,961 in the Comparable Period, an increase of $682 per day. The increase resulted primarily from an increase in labor expenses and insurance costs.

International Liftboats. Operating expenses, excluding depreciation and amortization, for our International Liftboats segment were $23.0 million for the Current Period compared with $4.7 million in the Comparable Period, an increase of $18.3 million, or 385%. The increase is due to additional liftboats acquired in the fourth quarter of 2006. Average operating expenses per liftboat per day were $5,026 in the Current Period compared with $4,348 in the Comparable Period driven primarily by higher fuel and travel costs due to the increase in the number of operating vessels as well as an increase in repairs and maintenance costs.

Inland. Operating expenses, excluding depreciation and amortization, for our Inland segment were $26.5 million in the Current Period, with 1,377 available days and average operating expense per rig per day of $19,278.

Other. Operating expenses, excluding depreciation and amortization, for our Other segment were $22.3 million in the Current Period.

Depreciation and Amortization

Depreciation and amortization expense in the Current Period was $63.5 million compared with $22.6 million in the Comparable Period, an increase of $40.9 million, or 181%. This increase resulted primarily from additional depreciation of approximately $25.0 million related to assets acquired in the TODCO acquisition.

General and Administrative Expenses

General and administrative expenses, excluding depreciation and amortization, in the Current Period were $36.5 million compared with $20.4 million in the Comparable Period, an increase of $16.1 million, or 79%. This increase is due primarily to additional general and administrative expense related to our acquisition in the Current Period, as well as a $8.7 million increase in corporate labor related costs, which includes $3.1 million in acquisition and severance related costs.

Gain on Disposal of Asset

The gain on disposal of asset in the Comparable Period related to a $29.6 million insurance settlement on the loss of Rig 25 in Hurricane Katrina and a $1.1 million gain on the sale of Rig 41.

Loss on Early Retirement of Debt

The loss in the amount of $2.2 million related to the write off of deferred financing fees in connection with repayment of outstanding term loan principal in April and July 2007.

Other Income

Other income in the Current Period was $5.0 million compared with $2.7 million in the Comparable Period, an increase of $2.3 million. This increase is due to higher cash balances resulting in increased interest income in the Current Period.

Income Tax Provision

Income tax expense was $52.4 million on pre-tax income of $157.6 million during the Current Period, compared to $48.3 million on pre-tax income of $131.8 million for the Comparable Period. The effective tax rate decreased to 33.2% in the Current Period from 36.6% in Comparable Period. This decrease is due to a higher percentage of total earnings derived from certain international operations whose earnings are permanently reinvested, offset in part by the impact of higher non-creditable foreign taxes from the TODCO acquisition.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are important to our results of operations, financial condition and cash flows and require management’s most difficult, subjective or complex judgments. Different amounts would be reported under alternative assumptions. We have evaluated the accounting policies used in the preparation of the unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. We believe that our policies are generally consistent with those used by other companies in our industry.

We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation, cash and cash equivalents and marketable securities, goodwill and intangible assets. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, as amended.

There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our annual report, except for the following:

Cash and Cash Equivalents and Marketable Securities

Beginning in March 2007, we began investing a portion of our available cash in marketable securities. Marketable securities are classified as available for sale and are stated at fair value on the Consolidated Balance Sheets. At September 30, 2007, we had marketable securities with a fair value and cost basis of $19.9 million. Proceeds of $108.7 million were received from sales and maturities of marketable securities for the nine months ended September 30, 2007. There were no realized or unrealized gains or losses related to these securities.

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

Goodwill

The acquisition of TODCO generated $929.3 million of goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test will involve a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value will be estimated using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is determined to be less than the carrying value, the asset will be considered impaired. The amount of the impairment, if any, will be determined based on an allocation of the reporting unit fair values. We will test our goodwill for impairment as of October 1 and will test it annually on that date unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Intangible Assets

In connection with the acquisition of TODCO, we allocated $17.6 million in value to the customer contracts acquired. The estimated fair value of these contracts is based on preliminary valuations and is subject to change when final valuations are obtained. These contracts are being amortized over the life of the contracts. As of September 30, 2007, the customer contracts had a carrying value of $16.5 million, net of accumulated amortization of $1.1 million, and are included in Other Assets, Net on the Consolidated Balance Sheet.

Amortization expense was $1.1 million for the three and nine months ended September 30, 2007. Future estimated amortization expense for the carrying amount of intangible assets as of September 30, 2007 is expected to be as follows (in thousands):

Remainder of 2007	$2,073
2008	8,088
2009	4,297
2010	1,467
2011	607

OUTLOOK

Offshore

In general, demand for our drilling rigs is a function of our customers’ capital spending plans, which are largely driven by their cash flow generated from commodity production and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices, with demand internationally typically driven by oil prices. As of October 22, 2007, the spot price for Henry Hub natural gas was $6.68 per mmbtu and the twelve month strip, or the average of the next twelve month’s futures contract was $7.65 per mmbtu. Spot natural gas prices have declined over the last several months, from a recent high of $9.07 per mmbtu in February 2007, as storage has increased, and now stands 7.5% above the five year average. Declining reservoir sizes and increasing initial decline rates in North America have been supportive of natural gas prices, while increased onshore drilling activity, growing deepwater production and increasing liquefied natural gas deliveries have played a role in the above average storage levels. These factors, together with weather and industrial demand, will likely remain key drivers in the natural gas market for the foreseeable future.

Oil prices have remained at high levels relative to historical prices for the past several years with the spot price for West Texas intermediate crude ranging from $50.48 to $87.56 per bbl since the beginning of 2006. As of October 22, 2007, the price of WTI was $87.56 with a twelve month strip of $83.08. Stronger oil prices have largely been driven by extremely strong demand growth in China and India, continued economic growth in OECD countries, and the ongoing weakness in the US dollar. Both natural gas and oil prices are higher than historical levels and are generally supportive of increased capital spending for exploration and production activities.

Global demand for jackup rigs has increased significantly over the last several years. International markets such as the Middle East, India and Mexico have been particularly strong and have drawn available rigs from other regions such as the U.S. Gulf of Mexico. As a result, the supply of jackup rigs in the U.S. Gulf of Mexico has declined considerably over the last several years from a high of 157 jackups in 2001 to only 81 currently, according to published industry sources. With several of these rigs either in the shipyard or cold stacked, the marketed supply of jackups in the U.S. Gulf of Mexico is currently approximately 64. We anticipate that there will be additional need for jackups in several international locations, particularly Mexico and the Middle East, which could further reduce the supply of rigs in the U.S. Gulf of Mexico.

Demand for jackup rigs in the U.S. Gulf of Mexico has also declined considerably over the last two years to 49, currently, from 88 in January 2006. A combination of factors has resulted in this decline from the levels experienced over the previous several years, including record high natural gas storage during late 2006 and near record storage currently, combined with declining target reservoir sizes, increasing finding, development and lifting costs, the significant amount of property transfers, and a seasonal decline in demand during hurricane season. As a result, market dayrates have declined. We believe that the further reduction in supply in the U.S. Gulf of Mexico due to rigs mobilizing to international locations could mitigate the impact of recent reduced drilling demand.

According to ODS-Petrodata, as of October 22, 2007, 80 jackup rigs have been ordered by industry participants, national oil companies and financial investors for delivery through 2011. We do not anticipate that these rigs will compete directly with our fleet in the U.S. Gulf of Mexico, but may impact us through competition in other markets. As a result of higher dayrates, longer duration contracts and lower insurance costs, which are prevalent in international markets, among other factors, we believe the vast majority of the new build jackup rigs will target international markets. Our ability to expand our international drilling fleet may be limited, however, by the increased supply of new build rigs.

The offshore drilling market remains highly competitive and cyclical, and it has historically been difficult to forecast future market conditions. While future commodity price expectations have historically been a key driver for demand for drilling rigs, other factors also affect our customers’ drilling programs, including the quality of drilling prospects, exploration success, relative production costs, availability of insurance and political and regulatory environments. Additionally, the offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and are subject to rapid change.

Liftboats

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

As of October 22, 2007, we believe that there were 11 liftboats under construction or on order in the U.S. that may be used in the U.S. Gulf of Mexico, with anticipated delivery dates during the remainder of 2007 and 2008. Once delivered, these liftboats may impact the demand and utilization of our domestic liftboat fleet.

Our customers’ growth in international capital spending, coupled with an aging infrastructure and significant increases in the cost of alternatives for servicing this infrastructure, has generally resulted in strong demand for our liftboats in West Africa. We anticipate that demand for liftboats will likely increase in West Africa and other international locations as these markets mature and the focus shifts from exploration to development and new platforms and other infrastructure is installed. We anticipate that there will be longer term contract opportunities in international locations for liftboats currently working in the U.S. Gulf of Mexico and for newly constructed liftboats. While we believe that international demand for liftboats will continue to increase, the political instability in certain regions may negatively impact our customers’ capital spending plans. We are actively marketing a number of our liftboats currently operating in the U.S. Gulf of Mexico for projects in international locations, which have long-term contract opportunities.

Labor Markets

We require highly skilled personnel to operate our rigs, barges and liftboats and to support our business. Competition for skilled rig personnel could intensify as new offshore rigs enter the global market during 2008. If competition for personnel intensifies, our labor costs will likewise increase, although we do not believe at this time that our operations will be limited. We respond to competition though retention programs, including increases in base compensation and bonuses tied to retention and utilization goals.

We have also recently experienced a tightening in the labor market for liftboat and marine personnel. We have instituted retention programs, along with additional programs that may become necessary to retain skilled personnel, to continue for the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for the nine-month period ended September 30, 2007 is as follows:

Net Cash Provided by Operating Activities	$74.7

Net Cash Used in Investing Activities
Acquisition of Business, Net of Cash Acquired	(733.8)
Investment in Marketable Securities, Net	(19.9)
Additions to Property and Equipment	(97.5)
Deferred Drydocking Expenditures	(14.7)
Other	6.3

Total	(859.6)

Net Cash Used in Financing Activities
Long-term and Short-term Debt Borrowings, Net of Repayments	806.3
Payment of Debt Issuance Costs	(17.8)
Other	3.7

Total	792.2

Net Increase in Cash and Cash Equivalents	$7.3

Sources of Liquidity and Financing Arrangements

Our sources of liquidity include current cash and cash equivalent balances, marketable securities, cash generated from operations and committed availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance of various types of securities, including debt and shares of common stock.

Additional capital in either the form of debt or equity may be required in 2008 if we generate less than expected cash due to a deterioration of market conditions or other factors beyond our control, or if other acquisitions necessitate additional liquidity. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from further equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

Cash Requirements and Contractual Obligations

TODCO Acquisition

In connection with the acquisition of TODCO in July 2007, we issued approximately 56.6 million of our shares of common stock and borrowed $900.0 million under a new senior secured term loan. Additionally, upon closing of the acquisition, we terminated our former credit facility and entered into a new $150.0 million revolving credit facility. In connection with the acquisition of TODCO, we assumed senior notes, an unsecured line of credit with a bank in Venezuela and surety bonds. The proceeds of the borrowings under the senior secured term loan were used, together with cash on hand, to finance the cash portion of our acquisition of TODCO, to repay amounts under our and TODCO’s senior secured credit facilities outstanding at the closing of the facility and to make certain other payments in connection with our acquisition of TODCO.

Debt

Our current debt structure is used to fund our business operations.

Prior to the acquisition, we had a senior secured credit agreement with a syndicate of financial institutions that, as amended, provided for a $140.0 million term loan and a $75.0 million revolving credit facility. In addition to scheduled repayments made by us in the amount of $0.7 million, in April 2007 we repaid $37.0 million of the outstanding amount under the term loan and cancelled an interest rate swap on $35.0 million of the term loan principal. We recognized a pretax charge of $0.9 million related to the write off of deferred financing fees in connection with this debt repayment. In July 2007, we repaid the remaining $55.6 million outstanding under the term loan together with accrued interest of $1.2 million. We recognized a pretax charge of $1.3 million related to the write off of deferred financing fees in connection with the July debt repayment. Additionally, we cancelled all derivative instruments related to the term loan, which included an interest rate swap on $35.0 million of the term loan principal and two interest rate caps on a total of $20.0 million of the term loan principal.

In July 2007, and in connection with the TODCO acquisition, we entered into a new $1,050.0 million credit facility, consisting of a $900.0 million term loan and a $150.0 million revolving credit facility. All borrowings under the revolving credit facility mature on July 11, 2012, and the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. We are permitted to prepay amounts outstanding under the revolving credit facility at any time without penalty. Amounts outstanding under the revolving credit facility bear interest at either the eurodollar rate or the base prime rate plus a margin that is initially 1.75% for revolving loans bearing interest at the eurodollar rate and 0.75% for revolving loans bearing interest at the base prime rate. After we deliver to the lenders under the credit facility our financial statements for the fiscal year ending December 31, 2007, the applicable margin under the revolving credit facility will vary depending on our leverage ratio, with the applicable margin for revolving loans bearing interest at the eurodollar rate ranging between 1.25% and 1.75% per annum and the applicable margin for revolving loans bearing interest at the base prime rate ranging between 0.25% and 0.75% per annum. We pay a commitment fee on the unused portion of the revolving credit facility, which ranges between 0.25% and 0.375% depending on our leverage ratio. We pay a letter of credit fee of between 1.25% and 1.75% per annum with respect to the undrawn amount of each letter of credit issued under the revolving credit facility. No amounts were outstanding and $0.8 million in stand-by letters of credit had been issued under the revolving credit facility as of September 30, 2007.

The principal amount of the term loan amortizes in equal quarterly installments of $2.25 million, with the balance due on July 11, 2013. In addition, we are required to prepay the term loan with:

•	the net proceeds from sales of certain assets to the extent that we do not reinvest the proceeds in our business within one year;

•	the net proceeds from casualties or condemnations of assets to the extent that we do not reinvest the proceeds in our business within one year;

•	the net proceeds of debt that we incur to the extent that such debt is not permitted by the credit agreement;

•	50% of the net proceeds that we receive from any issuance of preferred stock; and

•	commencing with the fiscal year ending December 31, 2008, 50% of our excess cash flow until the outstanding principal balance of the term loan is less than $550.0 million.

Other than the quarterly payments referred to above and these mandatory prepayments, the term loan facility requires interest-only payments on a quarterly basis until maturity. We are permitted to prepay amounts outstanding under the term loan facility at any time without penalty. Amounts outstanding under the term loan facility bear interest at either the eurodollar rate or the base prime rate plus a margin that is initially 1.75% for term loans bearing interest at the eurodollar rate and 0.75% for term loans bearing interest at the base prime rate. After we deliver to the lenders under the credit agreement our financial statements for the fiscal year ending December 31, 2007, the applicable margin under the term loan facility will vary depending on our leverage ratio, with the applicable margin for term loans bearing interest at the eurodollar rate ranging between 1.50% and 1.75% per annum and the applicable margin for term loans bearing interest at the base prime rate ranging between 0.50% and 0.75% per annum. As of September 30, 2007, the entire $900.0 million balance of the term loan facility was outstanding, and the interest rate was 7.11%.

Our obligations under the credit agreement are secured by liens on several of our vessels and substantially all of our other personal property. Substantially all of our domestic subsidiaries guarantee our obligations under the credit agreement and have granted similar liens on several of their vessels and substantially all of their other personal property.

The credit agreement contains financial covenants that are tested quarterly relating to leverage and fixed charge coverage. Other covenants contained in the credit agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt, liens, investments and affiliate transactions. The credit agreement contains customary events of default. We were in compliance with these financial covenants at September 30, 2007.

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

In connection with the TODCO acquisition in July 2007, we assumed senior notes and an unsecured line of credit with a bank in Venezuela. The senior notes include 6.95% Senior Notes due in April 2008, 7.375% Senior Notes due in April 2018 and 9.5% Senior Notes due in December 2008. The fair market value of these notes at September 30, 2007 was approximately $2.2 million, $3.7 million and $10.6 million, respectively, based on the most recent market valuations. The line of credit is designed to manage local currency liquidity in Venezuela. The maximum amount available to be drawn is 6.0 billion Bolivars ($2.8 million at the exchange rate at September 30, 2007), and there was 2.0 billion Bolivars ($0.9 million at the exchange rate at September 30, 2007) outstanding at September 30, 2007 with a weighted average interest rate of 14%.

In July 2007, in connection with the renewal of certain of our insurance policies, we entered into agreements to finance a portion of our annual insurance premiums. Approximately $36.2 million was financed through these arrangements, and $30.2 million was outstanding at September 30, 2007. The interest rate on these notes is 5.75% and each note matures in June 2008.

Capital Expenditures

We expect to spend approximately $30.0 million in the fourth quarter of 2007 on the refurbishment and upgrade of our rigs and liftboats, excluding amounts allocated to Hercules 260, Hercules 205, Hercules 208 and Black Jack. Costs associated with refurbishment or upgrade activities which substantially extend the useful life or operating capabilities of the asset are capitalized. Refurbishment entails replacing or rebuilding the operating equipment, and is often costly.

An upgrade entails increasing the operating capabilities of a rig or liftboat. This can be accomplished by a number of means, including adding new or higher specification equipment to the unit, increasing the water depth capabilities or increasing the capacity of the living quarters, or a combination of each. As part of our acquisitions of Hercules 170, Hercules 258 and Hercules 260, we had to undertake both a major refurbishment project and upgrade of each rig to make them competitive with rigs that are already in operation.

Over the remainder of 2007, we will continue to incur expenditures to upgrade and refurbish our rigs and our liftboats, much of which will relate to the continuing upgrade of Hercules 260, the refurbishment of the Black Jack and the continuing reactivation of Hercules 205 and Hercules 208. We expect to spend approximately $1.7 million in the fourth quarter of 2007 to complete the upgrade of Hercules 260 and approximately $1.9 million and $8.2 million to complete the reactivation of Hercules 205 and Hercules 208, respectively, as well as $3.4 million to complete the refurbishment of the Black Jack as further described in the table below. In addition, we are required to inspect and drydock our liftboats on a periodic basis to meet U.S. Coast Guard requirements. The amount of expenditures is impacted by a number of factors, including, among others, our ongoing maintenance expenditures, adverse weather, changes in regulatory requirements and operating conditions. In addition, from time to time we agree to perform modifications to our rigs and liftboats as part of a contract with a customer. When market conditions allow, we attempt to recover these costs as part of the contract cash flow.

(in millions)	Expenditures – Nine Months Ended Sept. 30, 2007	Estimated Remaining Expenditures	Total Expenditures or Estimated Expenditures	Completion or Expected Completion
Hercules 260	$32.9	$1.7	$61.9	Q4 2007

Hercules 208	20.6	8.2	28.8	Q1 2008

Hercules 205	0.9	1.9	2.8	Q4 2007

Black Jack	11.7	3.4	15.1	Q1 2008

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, purchase commitments and management compensation obligations. During the first three quarters of 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations, except in connection with our acquisition of TODCO on July 11, 2007. The material changes to our contractual obligations are as follows:

•	We entered into a new credit facility, consisting of a term loan facility and a revolving credit facility;

•	We entered into certain derivative instruments with the purpose of hedging future interest payments on the new term loan facility;

•	We assumed certain senior notes and an unsecured line of credit with a bank in Venezuela;

•	We assumed certain surety bonds that guarantee our performance as it relates to TODCO’s drilling contracts, insurance, tax and other obligations in various jurisdictions;

•	We assumed certain purchase commitments.

For additional information about these new or assumed contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Financing Arrangements — Debt” in Item 2 of Part I of this quarterly report.

For additional information about our contractual obligations as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Financing Arrangements — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, as amended.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, that SFAS No. 159 will have on our financial position, results of operations and cash flows.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, as amended, and Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2007, and the following:

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

•	the impact of governmental laws and regulations;

•	the adequacy of sources of liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel;

•	labor relations and work stoppages, particularly in the West African and Venezuelan labor environments;

•	operating hazards such as severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy, including our plans and strategies related to the merger with TODCO.

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

We are currently exposed to market risk from changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in financial instruments follows.

Interest Rate Exposure

We are subject to interest rate risk on our fixed-interest and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.

As of September 30, 2007, the long-term borrowings that were outstanding subject to fixed interest rate risk consist of the following: the (i) 9.5% Senior Notes due December 2008 and (ii) 7.375% Senior Notes due April 2018. The carrying amount and fair value of the 9.5% Senior Notes totaled $10.5 million and $10.6 million, respectively, and $3.5 million and $3.7 million, respectively, for the 7.375% Senior Notes.

As of September 30, 2007 the interest rate for the $900.0 million outstanding under the term loan was 7.11%. If the interest rate averaged 1% more for the fourth quarter of 2007 than the rates as of September 30, 2007, interest expense for the fourth quarter of 2007 would increase by approximately $2.3 million. This sensitivity analysis assumes there are no changes in our financial structure.

We believe our other debt instruments totaling $3.2 million as of September 30, 2007 approximate fair value.

Interest Rate Swaps and Derivatives

In connection with the credit facility, in July 2007, we entered into hedge transactions with the purpose of fixing the interest rate on decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million with a settlement date of April 1, 2009. We also entered into a zero cost LIBOR collar on $300.0 million of term loan principal over three years, with a ceiling of 5.75% and a floor of 4.99%.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including Randall D. Stilley, our President and Chief Executive Officer, and Lisa W. Rodriguez, our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, Mr. Stilley and Ms. Rodriguez, acting in their capacities as our principal executive officer and our principal financial officer, concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

On July 11, 2007, we completed the acquisition of TODCO. We made changes to the internal controls over financial reporting of the acquired business, including conforming policies and procedures to our policies and procedures.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate the internal controls over financial reporting of TODCO. This evaluation may lead to our making additional changes in our internal controls over financial reporting in future fiscal periods.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Proceedings” in Note 11 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K, as amended, for the year ended December 31, 2006 and Item 1A of Part II of our quarter report on form 10-Q for the quarter ended June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under Plan (2)
July 1 – 31, 2007	—	—	N/A	N/A
August 1 – 31, 2007	1,810	$30.22	N/A	N/A
September 1 – 30, 2007	2,756	$28.64	N/A	N/A

Total	4,566	$29.27	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.
(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas on July 11, 2007 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the issuance of Hercules common stock pursuant to the terms of the merger agreement with TODCO by the following vote:

For	22,014,663
Against	258,529
Abstain	91,424
Broker Non-Vote	6,621,281

Stockholders elected three directors to the class of directors whose term will expire at the 2010 annual meeting of stockholders by the following votes:

Name	For	Withheld
Thomas R. Bates, Jr.	27,477,966	1,507,931
Thomas J. Madonna	27,434,458	1,551,439
Thierry Pilenko	27,755,896	1,230,001

The terms of office of directors F. Gardner Parker, John T. Reynolds, Randall D. Stilley, and Steven A. Webster continued beyond the meeting date.

Stockholders approved amendments to our 2004 Long-Term Incentive Plan to (i) increase the number of shares of common stock available for issuance under the plan from 3,450,000 shares to 10,250,000 shares, (ii) provide for performance-based awards that are intended to qualify as performance-based compensation deductible under Section 162(m) of the Internal Revenue Code, (iii) allow for the grant of stock appreciation rights, and (iv) make other specified changes, by the following vote:

For	19,826,210
Against	2,269,989
Abstain	268,416
Broker Non-Vote	6,621,282

Hercules solicited proxies with respect to a proposal to adjourn the annual meeting, if necessary or appropriate, in order to allow for the solicitation of additional proxies. The proposal was not voted on at the meeting, but the proxies returned indicated the following vote:

For	21,117,511
Against	1,123,773
Abstain	123,331
Broker Non-Vote	6,621,282

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Date: October 30, 2007