Form 10-Q
period 2008-09-30
HERCULES OFFSHORE, INC.
filed 2008-10-31
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 24, 2008
87,958,177

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$106,177	$212,452
Marketable Securities	—	39,300
Accounts Receivable, Net	340,275	221,663
Insurance Claims Receivable	1,088	43,342
Supplies	2,493	2,494
Prepaids	51,871	31,417
Current Deferred Tax Asset	20,052	18,960
Other	18,423	23,565

	540,379	593,193
Property and Equipment, Net	2,434,772	2,060,224
Goodwill	941,318	940,241
Other Assets, Net	44,657	50,290

	$3,961,126	$3,643,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$19,941	$21,653
Insurance Note Payable	25,771	16,931
Accounts Payable	111,174	105,527
Accrued Liabilities	91,057	80,138
Taxes Payable	18,934	23,006
Other Current Liabilities	38,980	20,870

	305,857	268,125
Long-term Debt, Net of Current Portion	1,135,512	890,013
Other Liabilities	27,076	15,493
Deferred Income Taxes	455,486	458,884
Commitments and Contingencies
Stockholders’ Equity:

Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 89,434 and 88,876 Shares Issued, Respectively; 87,958 and 88,857 Shares Outstanding, Respectively	894	889
Capital in Excess of Par Value	1,752,850	1,731,882
Treasury Stock, at Cost, 1,476 Shares and 19 Shares, Respectively	(50,034)	(582)
Accumulated Other Comprehensive Loss	(7,763)	(8,117)
Retained Earnings	341,248	287,361

	2,037,195	2,011,433

	$3,961,126	$3,643,948

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$315,738	$272,573	$798,338	$482,081
Costs and Expenses:
Operating Expenses	180,978	129,444	470,138	215,367
Depreciation and Amortization	50,256	37,507	141,150	61,446
General and Administrative	17,447	18,018	57,777	36,516

	248,681	184,969	669,065	313,329

Operating Income	67,057	87,604	129,273	168,752
Other Income (Expense):
Interest Expense	(14,852)	(15,164)	(45,387)	(18,633)
Loss on Early Retirement of Debt	—	(1,312)	—	(2,182)
Other, Net	543	2,507	2,818	5,028

Income Before Income Taxes	52,748	73,635	86,704	152,965
Income Tax Provision	(19,622)	(27,283)	(32,051)	(49,756)

Income from Continuing Operations	33,126	46,352	54,653	103,209
Income (Loss) from Discontinued Operation, Net of Taxes	(168)	2,019	(766)	2,019

Net Income	$32,958	$48,371	$53,887	$105,228

Basic Earnings Per Share:
Income from Continuing Operations	$0.38	$0.56	$0.62	$2.11
Income (Loss) from Discontinued Operation	(0.01)	0.03	(0.01)	0.04

Net Income	$0.37	$0.59	$0.61	$2.15

Diluted Earnings Per Share:
Income from Continuing Operations	$0.37	$0.56	$0.61	$2.08
Income (Loss) from Discontinued Operation	—	0.02	(0.01)	0.04

Net Income	$0.37	$0.58	$0.60	$2.12

Weighted Average Shares Outstanding:
Basic	87,950	82,663	88,478	48,912
Diluted	88,508	83,418	89,180	49,568
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$53,887	$105,228
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	141,168	63,520
Stock-based Compensation Expense	10,382	6,157
Deferred Income Taxes	12,302	25,986
Amortization of Deferred Financing Fees	2,882	1,046
Gain on Disposal of Assets	(3,649)	(1,641)
Excess Tax Benefit from Stock-based Arrangements	(5,469)	(2,057)
Loss on Early Retirement of Debt	—	2,182
(Increase) Decrease in Operating Assets -
Accounts Receivable	(119,529)	15,169
Insurance Claims Receivable	(369)	(9,026)
Tax Sharing Agreement Payment	(4,000)	(118,247)
Prepaid Expenses and Other	30,221	2,869
Increase (Decrease) in Operating Liabilities -
Accounts Payable	6,124	(11,253)
Insurance Note Payable	(30,528)	(12,052)
Other Current Liabilities	21,246	5,492
Other Liabilities	17,924	834

Net Cash Provided by Operating Activities	132,592	74,207
Cash Flows from Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	(733,763)
Acquisition of Assets	(320,839)	—
Additions of Property and Equipment	(184,843)	(97,521)
Deferred Drydocking Expenditures	(13,547)	(14,680)
Investment in Marketable Securities	—	(128,525)
Proceeds from Sale of Marketable Securities	39,300	108,675
Insurance Proceeds Received	29,229	3,850
Proceeds from Sale of Assets, Net	14,584	2,211
Decrease in Restricted Cash	—	229

Net Cash Used in Investing Activities	(436,116)	(859,524)
Cash Flows from Financing Activities:
Short-term Debt Borrowings (Repayments), Net	686	(465)
Long-term Debt Borrowings	350,000	900,000
Long-term Debt Repayments	(106,720)	(93,250)
Common Stock Repurchases	(49,228)	—
Proceeds from Exercise of Stock Options	5,127	2,054
Excess Tax Benefit from Stock-based Arrangements	5,469	2,057
Payment of Debt Issuance Costs	(8,085)	(17,753)
Other	—	(46)

Net Cash Provided by Financing Activities	197,249	792,597
Net Increase (Decrease) in Cash and Cash Equivalents	(106,275)	7,280
Cash and Cash Equivalents at Beginning of Period	212,452	72,772

Cash and Cash Equivalents at End of Period	$106,177	$80,052

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income	$32,958	$48,371	$53,887	$105,228
Other Comprehensive Income (Loss), Net of Taxes:
Changes related to Hedge Transactions	2,028	(4,744)	354	(5,171)

Comprehensive Income	$34,986	$43,627	$54,241	$100,057

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Hercules Offshore, Inc. provides shallow-water drilling and marine services to the oil and gas exploration and production industry in the U.S. Gulf of Mexico and international locations through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats, International Liftboats and Delta Towing segments (See Note 11). At September 30, 2008, the Company owned a fleet of 35 jackup rigs, 27 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels operated through Delta Towing, a wholly owned subsidiary, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company currently operates in ten countries on four continents.
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
     The consolidated financial statements of Hercules Offshore, Inc. and its majority owned subsidiaries (the “Company”) are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at September 30, 2008, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2008 and 2007, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Reclassifications
     Certain reclassifications have been made to conform prior year financial information to the current period presentation.
Revenue Recognition
     Revenues generated from our contracts are recognized as services are performed. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than one month are recognized as services are performed over the term of the related drilling contract. Amounts related to mobilization fees are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mobilization revenue deferred	$11,050	$—	$19,327	$—
Mobilization expense deferred	—	—	3,398	—
Mobilization revenue recognized	3,111	298	9,287	2,763
Mobilization expense recognized	1,595	641	4,551	2,223

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset.
     The Company records reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses. Total revenues from such reimbursements were $3.8 million and $5.2 million for the three months ended September 30, 2008 and 2007, respectively. Total revenues from such reimbursements were $10.6 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively.
Other Assets
     Other assets consist of drydocking costs for marine vessels, other intangible assets, deferred costs, financing fees, derivative assets, investments, deposits and other. Drydock costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at September 30, 2008 and December 31, 2007 were $7.1 million and $8.2 million, respectively. Amortization expense for drydocking costs was $4.9 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively, and $14.7 million and $13.1 million for the nine months ended September 30, 2008 and 2007, respectively.
     Financing fees are deferred and amortized over the life of the applicable debt instrument. Unamortized deferred financing fees at September 30, 2008 and December 31, 2007 were $21.4 million and $16.2 million, respectively. The amortization expense related to the deferred financing fees is included in interest expense on the Consolidated Statements of Operations. Amortization expense for financing fees was $1.2 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $2.9 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.
Other Intangible Assets
     In connection with the acquisition of TODCO (See Note 3), the Company allocated $17.6 million in value to certain international customer contracts. These amounts are being amortized over the life of the contracts. As of September 30, 2008, the customer contracts had a carrying value of $8.8 million, net of accumulated amortization of $8.8 million, and are included in Other Assets, Net on the Consolidated Balance Sheets.
     Amortization expense was $1.9 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $6.1 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of September 30, 2008 is expected to be as follows (in thousands):

Remainder of 2008	$1,536
2009	4,781
2010	1,814
2011	658
2012	—
Cash and Cash Equivalents and Marketable Securities
     Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. From time to time the Company may invest a portion of its available cash in marketable securities. Marketable securities are classified as available for sale and are stated at fair value on the Consolidated Balance Sheets. At September 30, 2008, the Company had no investments in marketable securities.
     Realized and unrealized gains and losses related to marketable securities are calculated using the specific identification method. Unrealized gains or losses, net of taxes, are included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets until realized. Realized gains or losses are included in Other, Net in the Consolidated Statements of Operations. Proceeds of $39.3 million were received from sales and maturities of marketable securities for the nine months ended September 30, 2008. There were no realized or unrealized gains or losses related to these securities in the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
2. Earnings Per Share
     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Denominator:
Weighted average basic shares	87,950	82,663	88,478	48,912
Add effect of stock equivalents	558	755	702	656

Weighted average diluted shares	88,508	83,418	89,180	49,568

     The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. Stock equivalents of 1,233,207 and 772,901 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and nine months ended September 30, 2008, respectively. Stock equivalents of 583,977 and 204,603 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and nine months ended September 30, 2007, respectively.
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
5. Discontinued Operation
     As presented in Note 4, the Company sold its nine land rigs and related equipment in the fourth quarter of 2007. The results of operations of the land rig operations are reflected in the Consolidated Statements of Operations as a discontinued operation for all periods presented.
     Interest charges have been allocated to the discontinued operation in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued operation to the Company’s consolidated net assets. Interest allocated to the discontinued operation was $0.6 million for the three and nine months ended September 30, 2007.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Operating results and wind down costs of the land rigs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$86	$21,792	$1,702	$21,792

Income (Loss) Before Income Taxes	$(259)	$4,663	$(1,179)	$4,663
Income Tax (Provision) Benefit	91	(2,644)	413	(2,644)

Income (Loss) from Discontinued Operation, Net of Taxes	$(168)	$2,019	$(766)	$2,019

6. Debt
     Debt is comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Term Loan Facility, due July 2013	$891,000	$895,500
3.375% Convertible Senior Notes due June 2038	250,000	—
9.5% Senior Notes, due December 2008	10,255	10,432
7.375% Senior Notes, due April 2018	3,512	3,513
6.95% Senior Notes, due April 2008	—	2,221
Foreign Overdraft Facility	686	—

Total Debt	1,155,453	911,666
Less Short-term Debt and Current Portion of Long-term Debt	19,941	21,653

Total Long-term Debt, Net of Current Portion	$1,135,512	$890,013

Senior secured credit agreement
     In connection with the July 2007 acquisition of TODCO (See Note 3), the Company entered into a new $1,050.0 million credit facility, consisting of a $900.0 million term loan facility and a $150.0 million revolving credit facility. The proceeds from the term loan were used, together with cash on hand, to finance the cash portion of the Company’s acquisition of TODCO, to repay amounts under TODCO’s senior secured credit facility outstanding at the closing of the facility and to make certain other payments in connection with the Company’s acquisition of TODCO. In connection with the credit facility, the Company entered into derivative instruments with the purpose of hedging future interest payments (See Note 7).
     On April 28, 2008, the Company and certain of its subsidiaries entered into an agreement with the revolving lenders under its existing credit facility and certain new lenders to increase the maximum amount of the Company’s revolving credit facility from $150.0 million to $250.0 million. The increased availability under the facility is to be used for working capital, capital expenditures and other general corporate purposes. The facility includes a diverse group of lenders with no single commitment greater than $30.0 million.
     No amounts were outstanding and $27.0 million in standby letters of credit had been issued under the revolving credit facility as of September 30, 2008. The remaining availability under this revolving credit facility was $223.0 million at September 30, 2008.
     As of September 30, 2008, $891.0 million was outstanding on the term loan facility and the interest rate was 4.55%. The annualized effective rate of interest was 6.04% for the nine months ended September 30, 2008 after giving consideration to derivative activities.
     The credit agreement contains financial covenants that are tested quarterly relating to leverage and fixed charge coverage. Other covenants contained in the credit agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt, liens, investments and affiliate transactions. The credit agreement contains customary events of default, including a fixed charge coverage ratio and a total leverage ratio. The Company was in compliance with these covenants at September 30, 2008.
Senior notes and other debt
     On June 3, 2008, the Company completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. The interest on the notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. The Company will also pay contingent interest during any six-month interest period commencing June 1, 2013,

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of the Company’s common stock at an initial conversion rate of 19.9695 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of common stock, cash or a combination of cash and shares of common stock. The Company may redeem the notes at its option beginning June 6, 2013, and holders of the notes will have the right to require the Company to repurchase the notes on certain dates or on the occurrence of a fundamental change. Net proceeds of $243.5 million were used to purchase approximately 1.45 million shares, or $49.2 million, of the Company’s common stock, to repay outstanding borrowings under its senior secured revolving credit facility which totaled $100.0 million at the time of the offering and for other general corporate purposes. The fair market value of the 3.375% Convertible Senior Notes was $180.0 million at September 30, 2008.
     The Company determined it has the intent and ability to settle the principal amount of its 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of the Company’s common stock.
     In connection with the TODCO acquisition in July 2007, the Company assumed senior notes and an unsecured line of credit with a bank in Venezuela. The senior notes included 6.95% Senior Notes due in April 2008, 7.375% Senior Notes due in April 2018, and 9.5% Senior Notes due in December 2008 (collectively, “Senior Notes”). The 6.95% Senior Notes were repaid in April 2008. The fair market value of the 7.375% Senior Notes and 9.5% Senior Notes at September 30, 2008 was approximately $3.5 million and $10.2 million, respectively, based on the most recent market valuations. In July 2008, the line of credit was changed to an overdraft facility and the maximum amount available to be drawn was increased to 9.0 million Bolivares Fuertes from 6.0 million Bolivares Fuertes. The overdraft facility is designed to manage local currency liquidity in Venezuela. The maximum amount available to be drawn at September 30, 2008 was 9.0 million Bolivares Fuertes ($4.2 million at the exchange rate at September 30, 2008), and there were 1.5 million Bolivares Fuertes ($0.7 million at the exchange rate at September 30, 2008) outstanding at September 30, 2008.
7. Derivative Instruments and Hedging
     The Company periodically uses derivative instruments to manage its exposure to interest rate risk, including interest rate swap agreements to effectively fix the interest rate on variable rate debt and interest rate collars to limit the interest rate range on variable rate debt.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The following table provides the schedule of notional amounts related to the May 2008 interest rate swap (in thousands):

October 1, 2008-December 30, 2008	$325,000
December 31, 2008-March 31, 2009	325,000
April 1, 2009-June 30, 2009	250,000
July 1, 2009-September 30, 2009	175,000
October 1, 2009-December 30, 2009	75,000
     The following table provides the scheduled reduction in notional amounts related to the July 2007 interest rate swap (in thousands):

October 1, 2008-December 31, 2008	$100,000
January 1, 2009-March 31, 2009	50,000
     These hedge transactions are being accounted for as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative unrealized loss, net of tax of these hedging instruments is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. The Company did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 related to these hedging instruments.
     A summary of amounts relating to derivative instruments is provided below (in thousands):

	September 30,	December 31,
	2008	2007
Fair value included in Other	$1,119	$—
Fair value included in Other Assets, Net	382	322
Fair value included in Other Current Liabilities	6,935	4,025
Fair value included in Other Liabilities	6,509	8,784
Cumulative unrealized loss, net of tax of $4,181 and $4,371, respectively included in
Accumulated Other Comprehensive Loss	(7,763)	(8,117)

	Recognized Gain (Loss) in		Recognized Gain (Loss) in
	Consolidated Statements of		Consolidated Statements of
	Operations for the Three Months		Operations for the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Realized gains included in Other, Net	$—	$352	$—	$658
Realized gains (losses) included in Interest Expense	$(3,020)	$—	$(7,287)	$316
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
     The following table represents our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs	Valuation
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)	Technique

Derivative Assets	$1,501	$—	$1,501	$—	A
Derivative Liabilities	13,444	—	13,444	—	A
8. Stock-based Compensation
     The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. In July 2007, the Company’s stockholders approved an increase in the shares available for grant or award under the 2004 Plan by an additional 6.8 million shares to a total of 10.3 million shares. On February 15, 2008, the Company filed a registration statement to register the additional 6.8 million shares issuable under the 2004 plan. At September 30, 2008, approximately 6.5 million shares were available for grant or award under the 2004 Plan.
     During the nine months ended September 30, 2008, the Company granted 401,300 stock options with a weighted average exercise price of $26.55 and 412,655 restricted stock awards with a weighted average grant-date fair value per share of $26.36.
     The Company recognized $2.5 million and $10.4 million in stock-based compensation expense during the three and nine months ended September 30, 2008, respectively and $3.3 million and $6.2 million during the three and nine months ended September 30, 2007, respectively. The excess income tax benefit, the tax deduction that is in excess of the tax benefit recognized in the consolidated financial statements related to stock-based compensation, recognized for the three and nine months ended September 30, 2008 was $0.1 million and $5.5 million, respectively, and $0.4 million and $2.1 million for the three and nine months ended September 30, 2007, respectively.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of September 30, 2008 was $4.7 million and $11.4 million, respectively, and is expected to be recognized over a weighted-average period of 1.4 years and 1.8 years, respectively.
     Cash received from stock option exercises during the nine months ended September 30, 2008 and 2007 was $5.1 million and $2.1 million, respectively.
9. Supplemental Cash Flow Information
     During the nine months ended September 30, 2008 and 2007, the Company had non-cash activities related to its interest rate derivatives of $0.4 million and $(5.2) million, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash paid during the period for:
Interest, net of capitalized interest of $5,378 and $538, respectively	$25,441	$5,931
Income taxes	39,785	35,329
10. Income Tax
     The Company, as successor to TODCO, and TODCO’s former parent Transocean Holdings Inc. (“Transocean”) are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006. The tax sharing agreement required the Company to make an acceleration payment to Transocean upon completion of the TODCO acquisition. Subsequent to the completion of the TODCO acquisition, the Company paid $116.0 million to Transocean in the second half of 2007 in satisfaction of the obligation to pay the acceleration payment. However the basis of determination for the payment was disputed by Transocean, and Transocean had publicly disclosed that it believes the Company owes an additional $11 million as a result of the acquisition of TODCO. In May of 2008, Transocean initiated the dispute resolution procedure set forth in the tax sharing agreement, and in September 2008, the Company resolved this dispute for $4 million.
     The tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remain outstanding at September 30, 2008, assuming a Transocean stock price of $109.84 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at September 30, 2008), is approximately $17.0 million. There is no certainty that the Company will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.
     Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. Internationally, income tax returns from 1998 through 2005 are currently under examination. In addition, several state examinations have commenced or will soon commence. The timing and effect on the Company’s consolidated financial statements of the resolution of these income tax examinations is highly uncertain due to various underlying factors. These factors include, among other things, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a reasonable and appropriate settlement through an administrative process; and the impartiality of the local courts. The amounts ultimately paid, if any, upon the resolution of the issues raised by the tax authorities in any audit may differ materially from the amounts accrued for each year. While it is possible that some of these examinations may be resolved in the next 12 months, the Company cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments.
     In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contests the Company’s right to certain deductions and also claims it did not remit withholding tax due on other deductions. The Company intends to vigorously contest the assessment. The Mexican tax authorities have also commenced an audit for the 2005 tax year.
     In December 2002, TODCO received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2001. In March 2003, TODCO paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and we are contesting the remainder of the assessment with the Venezuelan Tax Court. After TODCO made the partial assessment payment, it received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). Thereafter, TODCO filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million (based on the current exchange rates at the time of the decision). TODCO then initiated a judicial tax court appeal with the Venezuelan Tax Court to set aside the $8.1 million administrative tax assessment. In August 2008, the Venezuelan Tax Court ruled in favor of TODCO, however SENIAT has the right to appeal this case to the Venezuelan Supreme Court. We do not expect the ultimate resolution of this assessment to have a material impact on our consolidated results of operations, financial condition or cash flows. In January 2008, SENIAT commenced an audit for the 2003 calendar year, which has since been suspended by SENIAT. The Company expects that SENIAT will resume the audit in the near future. The Company has not yet received any proposed adjustments from SENIAT.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
11. Segments
     The Company reports its business activities in six business segments: (1) Domestic Offshore, (2) International Offshore, (3) Inland, (4) Domestic Liftboats, (5) International Liftboats and (6) Delta Towing. Previously, the Company reported an “Other” segment that included Delta Towing and the land rigs. The land rigs were sold in December 2007 (See Note 4) and the results of the land rig operations in 2007 and the wind down costs in 2008 are included in Discontinued Operation on the Consolidated Statements of Operations. The financial information of the Company’s discontinued operation is not included in Total Assets or the other financial information of the Company’s reporting segments. The Company eliminates inter-segment revenue and expenses, if any. The following describes the Company’s reporting segments as of September 30, 2008:
     Domestic Offshore — includes 24 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet.
     International Offshore — includes 11 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has one jackup rig working offshore in each of the following international locations: Qatar, Angola, Southeast Asia and Democratic Republic of the Congo. The Company has two jackup rigs working offshore in India and two jackup rigs and one platform rig operating in Mexico. In addition, the Company has two jackup rigs undergoing contract preparation work in the Middle East and one jackup rig cold-stacked in Trinidad.
     Inland — includes a fleet of 12 conventional and 15 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast.
     Domestic Liftboats — includes 45 liftboats in the U.S. Gulf of Mexico.
     International Liftboats — includes 20 liftboats. Eighteen are operating offshore West Africa, including five liftboats owned by a third party. Two liftboats are in Middle Eastern shipyards, one of which is undergoing refurbishment, and are being marketed in the Middle East region.
     Delta Towing — the Company’s Delta Towing business operates a fleet of 33 inland tugs, 17 offshore tugs, 34 crew boats, 46 deck barges, 17 shale barges and four spud barges along and in the U.S. Gulf of Mexico.
     The Company’s jackup rigs, submersible rigs and platform rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels that support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Information regarding reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
			Depreciation			Depreciation
		Income (Loss)	&		Income (Loss)	&
	Revenue	from Operations	Amortization	Revenue	from Operations	Amortization
Domestic Offshore	$112,733	$31,334	$17,546	$272,618	$53,021	$49,085
International Offshore	95,283	34,213	9,498	234,813	95,987	26,394
Inland	44,436	(1,229)	11,350	124,966	(6,083)	31,530
Domestic Liftboats	25,351	5,828	5,135	63,564	4,250	16,469
International Liftboats	20,323	5,054	3,143	58,919	19,954	7,495
Delta Towing	17,612	4,459	2,782	43,458	6,420	8,057

	315,738	79,659	49,454	798,338	173,549	139,030
Corporate	—	(12,602)	802	—	(44,276)	2,120

Total Company	$315,738	$67,057	$50,256	$798,338	$129,273	$141,150

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
			Depreciation			Depreciation
		Income from	&		Income from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$99,588	$36,671	$13,962	$170,744	$71,560	$19,214
International Offshore	50,498	21,688	5,800	91,014	43,210	8,531
Inland	53,638	19,609	6,950	53,638	19,609	6,950
Domestic Liftboats	35,677	12,457	6,354	105,575	39,737	18,616
International Liftboats	18,090	6,655	1,843	46,028	14,655	5,485
Delta Towing	15,082	4,363	2,326	15,082	4,363	2,326

	272,573	101,443	37,235	482,081	193,134	61,122
Corporate	—	(13,839)	272	—	(24,382)	324

Total Company	$272,573	$87,604	$37,507	$482,081	$168,752	$61,446

	Total Assets
	September 30,	December 31,
	2008	2007
Domestic Offshore	$1,653,548	$1,504,548
International Offshore	1,067,218	681,742
Inland	649,189	646,120
Domestic Liftboats	147,566	186,568
International Liftboats	149,420	149,813
Delta Towing	123,217	193,963
Corporate	170,968	281,194

Total Company	$3,961,126	$3,643,948

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
12. Commitments and Contingencies
Legal Proceedings
     The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2008, management did not believe any accruals were necessary in accordance with SFAS No. 5, Accounting for Contingencies.
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
     In May 2008, the Company completed the renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.9 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $200.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 10% of insured values per occurrence for drilling rigs, and range from $0.3 million to $1.0 million per occurrence for liftboats, depending on the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $10.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. The Company is self-insured for 10% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy. In addition to the marine package, the Company has separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate marine package for its Delta Towing business.
     In 2008, in connection with the renewal of certain of its insurance policies, the Company entered into agreements to finance a portion of its annual insurance premiums. Approximately $35.2 million was financed through these arrangements of which $25.8 million was outstanding at September 30, 2008. The interest rate on these notes is 4.42% and the notes mature in April 2009. There was $16.9 million outstanding in insurance note payable at December 31, 2007 at an interest rate of 5.75%.
Surety Bonds and Unsecured Letters of Credit
     In connection with the TODCO acquisition in July 2007 (See Note 3), the Company assumed certain surety bonds. There was $51.7 million outstanding related to surety bonds at September 30, 2008. The surety bonds guarantee our performance as it relates to the Company’s drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated primarily in Mexico.
     The Company had $0.1 million in unsecured letters of credit outstanding at September 30, 2008.
Insurance Claims
     The Company acquired several jackup rigs in the TODCO acquisition (See Note 3) that were damaged by Hurricanes Rita and Katrina and one jackup rig that was damaged in a collision. During the nine months ended September 30, 2008, the Company received $29.2 million in proceeds related primarily to the settlement of claims for damage incurred during Hurricanes Rita and Katrina as well as damage to Hercules 205 in a collision. At September 30, 2008, $1.1 million was outstanding for insurance claims receivable.
13. Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The adoption of this FSP will affect the accounting for the Company’s 3.375% Convertible Senior Notes due June 2038. The Company is currently evaluating the earnings impact the adoption of FSP APB 14-1 will have on its consolidated financial statements; however, the Company expects the adoption to significantly reduce reported earnings.
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R may have a significant impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.
     The Company adopted, without material impact to its consolidated financial statements, the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.
     The Company adopted, without material impact to its consolidated financial statements, the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and September 30, 2007, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2007. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our annual report for a discussion of certain risks facing our company.
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
     We operate our business as six divisions: (1) Domestic Offshore, (2) International Offshore, (3) Inland, (4) Domestic Liftboats, (5) International Liftboats, and (6) Delta Towing. Previously, we reported an “Other” segment that included Delta Towing and the land rigs. The land rigs were sold in December 2007 and the results of the land rig operations are included in Discontinued Operation. The following describes our operations for each reporting segment:
     Domestic Offshore — operates 24 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet.
     International Offshore — operates 11 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have one jackup rig working offshore in each of the following international locations: Qatar, Angola, Southeast Asia and Democratic Republic of the Congo. We have two jackup rigs working offshore in India and two jackup rigs and one platform rig operating in Mexico. In addition, we have two jackup rigs undergoing contract preparation work in the Middle East and one jackup rig cold-stacked in Trinidad.
     Inland — operates a fleet of 12 conventional and 15 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast.
     Domestic Liftboats operates 45 liftboats in the U.S. Gulf of Mexico.
     International Liftboats — operates 20 liftboats. Eighteen are operating offshore West Africa, including five liftboats owned by a third party. Two liftboats are in Middle Eastern shipyards, one of which is undergoing refurbishment, and are being marketed in the Middle East region.
     Delta Towing — our Delta Towing business operates a fleet of 33 inland tugs, 17 offshore tugs, 34 crew boats, 46 deck barges, 17 shale barges and four spud barges along and in the U.S. Gulf of Mexico.
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
     Our backlog at October 23, 2008 totaled approximately $951.2 million for our executed contracts. Approximately $166.9 million of this backlog is expected to be realized during the remainder of 2008. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
     Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs for our Domestic Offshore, International Offshore and Inland segments are wages paid to crews, maintenance and repairs to the rigs, and insurance. These costs do not vary significantly whether the rig is operating under contract or idle, unless we believe that the rig is unlikely to work for a prolonged period of time, in which case we may decide to “cold-stack” or “warm-stack” the rig. Cold-stacking is a common term used to describe a rig that is expected to be idle for a protracted period and typically for which routine maintenance is suspended and the crews are either redeployed or laid-off. When a rig is cold-stacked, operating expenses for the rig are significantly reduced because the crew is smaller and maintenance activities are suspended. Placing rigs in service that have been cold-stacked typically requires a lengthy reactivation project that can involve significant expenditures and potentially additional regulatory review, particularly if the rig has been cold-stacked for a long period of time. Warm-stacking is a term used for a rig expected to be idle for a period of time that is not as prolonged as is the case with a cold-stacked rig. Maintenance is continued for warm-stacked rigs. Crews are reduced but a small crew is retained. Warm-stacked rigs generally can be reactivated in three to four weeks.
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
     Two of our rigs, the Hercules 78 and Hercules 201 incurred damage from Hurricane Ike. We expect to incur approximately $10.0 million of expenses in the fourth quarter of 2008 to repair the rigs, depending upon the final results of the damage assessments.
RESULTS OF OPERATIONS
     On July 11, 2007, we completed the acquisition of TODCO for total consideration of approximately $2,397.8 million, consisting of $925.8 million in cash and 56.6 million shares of common stock. Our results for the three and nine months ended September 30, 2008 include activity from this acquired business. The acquisition significantly impacts the comparability of the 2008 year-to-date periods with the corresponding 2007 year-to-date periods. We are unable to provide certain information regarding our current period results excluding the impact of the TODCO acquisition due to the integration of this acquisition into our operations. In addition, the land rigs that were included in the acquisition of TODCO were sold in December 2007 and the results of the land rig operations have been included in Discontinued Operation in the following discussion.

     The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	27	27	27	27
Revenues	$112,733	$99,588	$272,618	$170,744
Operating expenses	62,849	47,292	166,896	74,754
Depreciation and amortization expense	17,546	13,962	49,085	19,214
General and administrative expenses	1,004	1,663	3,616	5,216

Operating income	$31,334	$36,671	$53,021	$71,560

International Offshore:
Number of rigs (as of end of period)	12	10	12	10
Revenues	$95,283	$50,498	$234,813	$91,014
Operating expenses	50,518	22,888	110,618	37,606
Depreciation and amortization expense	9,498	5,800	26,394	8,531
General and administrative expenses	1,054	122	1,814	1,667

Operating income	$34,213	$21,688	$95,987	$43,210

Inland:
Number of barges (as of end of period)	27	27	27	27
Revenues	$44,436	$53,638	$124,966	$53,638
Operating expenses	33,437	26,546	96,669	26,546
Depreciation and amortization expense	11,350	6,950	31,530	6,950
General and administrative expenses	878	533	2,850	533

Operating income (loss)	$(1,229)	$19,609	$(6,083)	$19,609

Domestic Liftboats:
Number of liftboats (as of end of period)	45	47	45	47
Revenues	$25,351	$35,677	$63,564	$105,575
Operating expenses	13,788	16,321	41,128	45,600
Depreciation and amortization expense	5,135	6,354	16,469	18,616
General and administrative expenses	600	545	1,717	1,622

Operating income	$5,828	$12,457	$4,250	$39,737

International Liftboats:
Number of liftboats (as of end of period)	20	18	20	18
Revenues	$20,323	$18,090	$58,919	$46,028
Operating expenses	10,660	8,581	27,776	23,045
Depreciation and amortization expense	3,143	1,843	7,495	5,485
General and administrative expenses	1,466	1,011	3,694	2,843

Operating income	$5,054	$6,655	$19,954	$14,655

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Delta Towing:
Revenues	$17,612	$15,082	$43,458	$15,082
Operating expenses	9,726	7,816	27,051	7,816
Depreciation and amortization expense	2,782	2,326	8,057	2,326
General and administrative expenses	645	577	1,930	577

Operating income	$4,459	$4,363	$6,420	$4,363

Total Company:
Revenues	$315,738	$272,573	$798,338	$482,081
Operating expenses	180,978	129,444	470,138	215,367
Depreciation and amortization expense	50,256	37,507	141,150	61,446
General and administrative expenses	17,447	18,018	57,777	36,516

Operating income	67,057	87,604	129,273	168,752
Interest expense	(14,852)	(15,164)	(45,387)	(18,633)
Loss on early retirement of debt	—	(1,312)	—	(2,182)
Other, net	543	2,507	2,818	5,028

Income before income taxes	52,748	73,635	86,704	152,965
Income tax provision	(19,622)	(27,283)	(32,051)	(49,756)

Income from Continuing Operations	33,126	46,352	54,653	103,209
Income (Loss) from Discontinued Operation, Net of Taxes	(168)	2,019	(766)	2,019

Net income	$32,958	$48,371	$53,887	$105,228

     The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended September 30, 2008
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,673	2,116	79.1%	$67,384	$29,702
International Offshore	729	773	94.3%	130,704	65,353
Inland	1,142	1,472	77.6%	38,911	22,715
Domestic Liftboats	3,132	3,864	81.1%	8,094	3,568
International Liftboats	1,143	1,656	69.0%	17,780	6,437

	Three Months Ended September 30, 2007
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,290	1,848	69.8%	$77,200	$25,591
International Offshore	589	589	100.0%	85,735	38,859
Inland	1,149	1,377	83.4%	46,682	19,278
Domestic Liftboats	2,858	4,232	67.5%	12,483	3,857
International Liftboats	1,383	1,564	88.4%	13,080	5,487

	Nine Months Ended September 30, 2008
					Average
				Average	Operating
	Operating	Available		Revenue per	Expense
	Days	Days	Utilization (1)	Day (2)	per Day (3)
Domestic Offshore	4,383	6,142	71.4%	$62,199	$27,173
International Offshore	2,025	2,214	91.5%	115,957	49,963
Inland	3,097	4,505	68.7%	40,351	21,458
Domestic Liftboats	7,198	11,921	60.4%	8,831	3,450
International Liftboats	3,691	4,793	77.0%	15,963	5,795

	Nine Months Ended September 30, 2007
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	2,139	2,934	72.9%	$79,824	$25,479
International Offshore	948	951	99.7%	96,006	39,544
Inland	1,149	1,377	83.4%	46,682	19,278
Domestic Liftboats	8,505	12,517	67.9%	12,413	3,643
International Liftboats	3,797	4,585	82.8%	12,122	5,026

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period. Included in Domestic Offshore revenue is a total of $0.2 million and $0.3 million related to amortization of contract specific capital expenditures reimbursed by the customer for the three and nine months ended September 30, 2007, respectively. There was no such revenue in the three and nine months ended September 30, 2008. Included in International Offshore revenue is a total of $3.1 million and $9.3 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $2.9 million for the three and nine months ended September 30, 2007, respectively.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per-day expenses we incur when they are under contract. Included in International Offshore operating expense is a total of $1.6 million and $4.6 million related to amortization of deferred mobilization expenses for the three and nine months ended September 30, 2008, respectively, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2007, respectively.
For the Three Months Ended September 30, 2008 and 2007
Revenues
     Consolidated. Total revenues for the three-month period ended September 30, 2008 (the “Current Quarter”) were $315.7 million compared with $272.6 million for the three-month period ended September 30, 2007 (the “Comparable Quarter”), an increase of $43.2 million, or 16%. The TODCO acquisition was completed on July 11, 2007, and the results of TODCO are included as of this date. This increase is further described below. Total revenues included $3.8 million in reimbursements from our customers for expenses paid by us in the Current Quarter compared with $5.2 million in the Comparable Quarter.

     Domestic Offshore. Revenues for our Domestic Offshore segment were $112.7 million for the Current Quarter compared with $99.6 million for the Comparable Quarter, an increase of $13.1 million, or 13%. This increase resulted primarily from increased operating days, which contributed $25.8 million of the increase, partially offset by a $12.7 million decrease due to lower average dayrates. The disruption from Hurricanes Ike and Gustav contributed $3.0 million to the lower revenue through reduced dayrates and utilization. Average utilization was 79.1% in the Current Quarter compared with 69.8% in the Comparable Quarter. Average revenue per rig per day was $67,384 in the Current Quarter compared with $77,200 in the Comparable Quarter. Lower revenue per day reflects our customers’ lower drilling activity and the impact of the hurricanes. Revenues for our Domestic Offshore segment include $0.3 million and $1.1 million in reimbursements from our customers for expenses paid by us in the Current Quarter and Comparable Quarter, respectively.
     International Offshore. Revenues for our International Offshore segment were $95.3 million for the Current Quarter compared with $50.5 million for the Comparable Quarter, an increase of $44.8 million, or 89% of which $26.5 million was due to higher average dayrates in the current period and $18.3 million was due to increased operating days as a result of the commencement of the Hercules 260 and Hercules 208 contracts in April 2008 and August 2008, respectively. Average utilization was 94.3% in the Current Quarter compared with 100% in the Comparable Quarter. Average revenue per rig per day was $130,704 in the Current Quarter compared with $85,735 in the Comparable Quarter. Included in our revenues for the International Offshore segment are a total of $3.1 million and $0.3 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer for the Current Quarter and Comparable Quarter, respectively. In addition, revenues for our International Offshore segment include $0.2 million and $1.0 million in reimbursements from our customers for expenses paid by us in the Current Quarter and Comparable Quarter, respectively.
     Inland. Revenues for our Inland segment were $44.4 million in the Current Quarter compared with $53.6 million for the Comparable Quarter, a decrease of $9.2 million, or 17%, of which $8.9 million was due to lower average dayrates and $0.3 million was due to fewer operating days in the Current Quarter. Average utilization was 77.6% in the Current Quarter compared with 83.4% in the Comparable Quarter. Average revenue per rig per day was $38,911 in the Current Quarter compared with $46,682 in the Comparable Quarter. Lower revenue per day reflects our customers’ lower drilling activity. Revenues for our Inland segment include $0.3 million and $0.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter and Comparable Quarter, respectively.
     Domestic Liftboats. Revenues for our Domestic Liftboats segment were $25.4 million for the Current Quarter compared with $35.7 million in the Comparable Quarter, a decrease of $10.3 million, or 29%. This decrease resulted primarily from lower average dayrates, which contributed $12.5 million of the decrease, partially offset by increased operating days, which contributed a $2.2 million increase. Operating days increased to 3,132 in the Current Quarter from 2,858 in the Comparable Quarter. Average utilization also increased to 81.1% in the Current Quarter from 67.5% in the Comparable Quarter. Average revenue per vessel per day was $8,094 in the Current Quarter compared with $12,483 in the Comparable Quarter, a decrease of $4,389. Approximately $3,812 of the decrease in average revenue per vessel per day was due to lower dayrates and approximately $577 was due to mix of vessel class. Dayrates in the Current Quarter were adversely impacted by Hurricanes Ike and Gustav as several of our vessels were on standby rate during the hurricanes, which approximates 40% of contracted dayrates. Revenues for our Domestic Liftboats segment included $1.4 million in reimbursements from our customers for expenses paid by us in both the Current Quarter and the Comparable Quarter.
     International Liftboats. Revenues for our International Liftboats segment were $20.3 million for the Current Quarter compared with $18.1 million in the Comparable Quarter, an increase of $2.2 million, or 12%. This increase resulted primarily from higher average dayrates, which contributed $6.5 million of the increase, partially offset by fewer operating days, which contributed a $4.3 million decrease. Operating days decreased to 1,143 days in the Current Quarter from 1,383 days in the Comparable Quarter. Average revenue per liftboat per day was $17,780 in the Current Quarter compared with $13,080 in the Comparable Quarter, with average utilization of 69.0% in the Current Quarter compared with 88.4% in the Comparable Quarter. Revenues for our International Liftboats segment included $1.4 million and $1.2 million in reimbursements from our customers for expenses paid by us in the Current Quarter and Comparable Quarter, respectively.
     Delta Towing. Revenues for our Delta Towing segment were $17.6 million for the Current Quarter compared with $15.1 million in the Comparable Quarter, an increase of $2.5 million, or 17%. Prior to our acquisition of TODCO in July 2007, we did not have a Delta Towing segment. Revenues for our Delta Towing segment included $0.2 million in reimbursements from our customers for expenses paid by us in both the Current Quarter and the Comparable Quarter.
Operating Expenses
     Consolidated. Total operating expenses for the Current Quarter were $181.0 million compared with $129.4 million in the Comparable Quarter, an increase of $51.5 million, or 40%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $62.8 million in the Current Quarter compared with $47.3 million in the Comparable Quarter, an increase of $15.6 million, or 33%. Available days increased to 2,116 in the Current Quarter from 1,848 in the Comparable Quarter. Average operating expenses per rig per day were $29,702 in the Current Quarter compared with $25,591 in the Comparable Quarter. Approximately $1.0 million of this increase related to inspection and other costs associated with Hurricanes Gustav and Ike. The remaining increase was driven primarily by higher labor costs, partially offset by lower equipment rentals.

     International Offshore. Operating expenses for our International Offshore segment were $50.5 million in the Current Quarter compared with $22.9 million in the Comparable Quarter, an increase of $27.6 million, or 121%. Available days increased to 773 in the Current Quarter from 589 in the Comparable Quarter. Average operating expenses per rig per day were $65,353 in the Current Quarter compared with $38,859 in the Comparable Quarter. The increase resulted primarily from higher equipment rental costs, contract labor costs, freight costs, travel costs, repairs and maintenance and additional amortization of deferred mobilization and contract preparation expenses. The Hercules 258 and Hercules 260 contracts include provisions for marine services which are recovered through an incremental dayrate. Included in operating expense is $1.6 million in amortization of deferred mobilization expense in the Current Quarter compared with $0.6 million in the Comparable Quarter.
     Inland. Operating expenses for our Inland segment were $33.4 million in the Current Quarter compared with $26.5 million in the Comparable Quarter, an increase of $6.9 million, or 26%. Available days increased to 1,472 in the Current Quarter from 1,377 in the Comparable Quarter. Average operating expenses per rig per day were $22,715 in the Current Quarter compared with $19,278 in the Comparable Quarter. The increase was driven primarily by higher labor costs and higher contract labor costs, partially offset by lower equipment rental costs.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $13.8 million in the Current Quarter compared with $16.3 million in the Comparable Quarter, a decrease of $2.5 million, or 16%. Available days decreased to 3,864 in the Current Quarter from 4,232 in the Comparable Quarter. Average operating expenses per vessel per day were $3,568 in the Current Quarter compared with $3,857 in the Comparable Quarter. This decrease is primarily due to lower repairs and maintenance, labor and insurance costs.
     International Liftboats. Operating expenses for our International Liftboats segment were $10.7 million for the Current Quarter compared with $8.6 million in the Comparable Quarter, an increase of $2.1 million, or 24%. Average operating expenses per liftboat per day were $6,437 in the Current Quarter compared with $5,487 in the Comparable Quarter. This increase was driven primarily by costs accrued for a payment to a former owner, increased repairs and maintenance costs, partially offset by lower labor costs.
     Delta Towing. Operating expenses for our Delta Towing segment were $9.7 million for the Current Quarter compared with $7.8 million in the Comparable Quarter, an increase of $1.9 million, or 24%. Prior to our acquisition of TODCO in July 2007, we did not have a Delta Towing Segment.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Quarter was $50.3 million compared with $37.5 million in the Comparable Quarter, an increase of $12.7 million, or 34%. This increase resulted primarily from additional depreciation related to the Hercules 350, purchased in 2008, the Hercules 208, Hercules 205 and Hercules 260 which were being refurbished in the Comparable Quarter as well as additional depreciation related to other capital additions.
General and Administrative Expenses
     General and administrative expenses in the Current Quarter were $17.4 million compared with $18.0 million in the Comparable Quarter, a decrease of $0.6 million, or 3%. The Comparable Quarter included $2.6 million in acquisition and severance related costs.
Other Income
     Other income in the Current Quarter was $0.5 million compared with $2.5 million in the Comparable Quarter, a decrease of $2.0 million. This decrease is primarily due to lower interest income due to decreased cash balances in the Current Quarter as well as the Comparable Quarter including a gain of $0.4 million related to the settlement of interest rate derivatives.
Discontinued Operation
     We had a Loss from Discontinued Operation, Net of Taxes of $0.2 million in the Current Quarter compared to Income from Discontinued Operation, Net of Taxes of $2.0 million in the Comparable Quarter. The Current Quarter costs relate to the wind down costs associated with our land rigs sold in December 2007.

For the Nine Months Ended September 30, 2008 and 2007
Revenues
     Consolidated. Total revenues for the nine-month period ended September 30, 2008 (the “Current Period”) were $798.3 million compared with $482.1 million for the nine-month period ended September 30, 2007 (the “Comparable Period”), an increase of $316.3 million, or 66%. This increase resulted primarily from revenues generated from assets acquired from TODCO (“Acquired Assets”) in July 2007. Total revenues included $10.6 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $10.7 million in the Comparable Period.
     Domestic Offshore. Revenues for our Domestic Offshore segment were $272.6 million for the Current Period compared with $170.7 million for the Comparable Period, an increase of $101.9 million, or 60%. Revenues for the Current Period include approximately $190.5 million compared to $72.0 million for the Comparable Period from the Acquired Assets. Revenue increased $139.6 million due to additional operating days primarily from the Acquired Assets, partially offset by $37.7 million due to lower average dayrates. Average utilization was 71.4% in the Current Period compared with 72.9% in the Comparable Period. Average revenue per rig per day was $62,199 in the Current Period compared with $79,824 in the Comparable Period. Lower revenue per day reflects our customers’ lower drilling activity. Revenues for our Domestic Offshore segment include $1.0 million and $1.6 million in reimbursements from our customers for expenses paid by us in the Current Period and Comparable Period, respectively.
     International Offshore. Revenues for our International Offshore segment were $234.8 million for the Current Period compared with $91.0 million for the Comparable Period, an increase of $143.8 million, or 158%. Revenue increased $124.9 million due to additional operating days primarily from the Acquired Assets and $18.9 million due to higher average dayrates. Average utilization was 91.5% in the Current Period compared with 99.7% in the Comparable Period. Average revenue per rig per day was $115,957 in the Current Period compared with $96,006 in the Comparable Period. Included in our Revenues for the International Offshore segment is a total of $9.3 million and $2.9 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer for the Current Period and Comparable Period, respectively. In addition, revenues for our International Offshore segment included $0.6 million and $1.3 million in reimbursements from our customers for expenses paid by us in the Current Period and Comparable Period, respectively.
     Inland. Revenues for our Inland segment were $125.0 million for the Current Period compared with $53.6 million for the Comparable Period, an increase of $71.3 million, or 133%. Revenue increased $78.6 million due to additional operating days from the Acquired Assets, partially offset by a decrease of $7.3 million due to lower average dayrates. Average utilization was 68.7% in the Current Period compared with 83.4% in the Comparable Period primarily due to our customers’ lower drilling activity. Average revenue per rig per day was $40,351 in the Current Period compared with $46,682 in the Comparable Period. Lower revenue per day also reflects our customers’ lower drilling activity. Revenues for our Inland segment include $1.1 million and $0.2 million in reimbursements from our customers for expenses paid by us in the Current Period and Comparable Period, respectively. Prior to our acquisition of TODCO in July 2007, we did not have an Inland segment.
     Domestic Liftboats. Revenues for our Domestic Liftboats segment were $63.6 million for the Current Period compared with $105.6 million in the Comparable Period, a decrease of $42.0 million, or 39.8%. This decrease resulted primarily from lower average dayrates, which contributed $30.5 million of the decrease, and fewer operating days, which contributed $11.5 million of the decrease. Operating days decreased to 7,198 in the Current Period from 8,505 in the Comparable Period due primarily to lower customer activity in the Gulf of Mexico in the Current Period as compared to the Comparable Period. Average utilization also declined to 60.4% in the Current Period from 67.9% in the Comparable Period. Average revenue per vessel per day was $8,831 in the Current Period compared with $12,413 in the Comparable Period, a decrease of $3,582. Approximately $2,783 of the decrease in average revenue per vessel per day was due to lower dayrates and approximately $799 was due to mix of vessel class. Revenues for our Domestic Liftboats segment included $3.3 million in reimbursements from our customers for expenses paid by us in the Current Period compared with $4.2 million in the Comparable Period.
     International Liftboats. Revenues for our International Liftboats segment were $58.9 million for the Current Period compared with $46.0 million in the Comparable Period, an increase of $12.9 million, or 28%. The increase resulted primarily from higher average dayrates, which contributed $14.6 million of the increase, partially offset by fewer operating days, which contributed a $1.7 million decrease. Operating days decreased from 3,797 days in the Comparable Period to 3,691 days in the Current Period. Average revenue per liftboat per day was $15,963 in the Current Period compared with $12,122 in the Comparable Period, with average utilization of 77.0% in the Current Period compared with 82.8% in the Comparable Period. Revenues for our International Liftboats segment included $4.2 million and $3.0 million in reimbursements from our customers for expenses paid by us in the Current Period and Comparable Period, respectively.
     Delta Towing. Revenues for our Delta Towing segment were $43.5 million for the Current Period compared with $15.1 million for the Comparable Period, an increase of $28.4 million, or 188%. Revenues for our Delta Towing segment include $0.4 million and $0.2 million in reimbursements from our customers for expenses paid by us in the Current Period and Comparable Period, respectively. Prior to our acquisition of TODCO in July 2007, we did not have a Delta Towing segment.
     Operating Expenses
     Consolidated. Total operating expenses for the Current Period were $470.1 million compared with $215.4 million in the Comparable Quarter, an increase of $254.8 million, or 118%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $166.9 million in the Current Period compared with $74.8 million in the Comparable Period, an increase of $92.1 million, or 123%. Operating expenses for the Current Period include approximately $106.5 million associated with the Acquired Assets compared to approximately $33.0 million in the Comparable Period. Available days increased to 6,142 in the Current Period from 2,934 in the Comparable Period. Average operating expenses per rig per day were $27,173 in the Current Period compared with $25,479 in the Comparable Period. The increase was driven primarily by higher labor, workers compensation, fuel and contract labor costs, partially offset by lower insurance costs.
     International Offshore. Operating expenses for our International Offshore segment were $110.6 million in the Current Period compared with $37.6 million in the Comparable Period, an increase of $73.0 million, or 194%. Operating expenses for the Current Period include approximately $55.8 million associated with the Acquired Assets compared to approximately $15.0 million in the Comparable Period. Available days increased to 2,214 in the Current Period from 951 in the Comparable Period. Average operating expenses per rig per day were $49,963 in the Current Period compared with $39,544 in the Comparable Period. The increase resulted primarily from higher equipment rental costs, contract labor costs, freight costs and additional amortization of deferred mobilization and contract preparation expenses. Included in operating expense is $4.6 million in amortization of deferred mobilization expense in the Current Period compared with $2.2 million in the Comparable Period.
     Inland. Operating expenses for our Inland segment were $96.7 million in the Current Period compared with $26.5 million in the Comparable Period, an increase of $70.1 million, or 264%. Available days increased to 4,505 in the Current Period from 1,377 in the Comparable Period. Average operating expenses per rig per day were $21,458 in the Current Period compared with $19,278 in the Comparable Period. The increase was driven primarily by higher labor costs, contract labor costs, repairs and maintenance, fuel and oil costs and workers’ compensation costs, partially offset by lower equipment rental costs. Prior to our acquisition of TODCO in July 2007, we did not have an Inland segment.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $41.1 million in the Current Period compared with $45.6 million in the Comparable Period, a decrease of $4.5 million, or 10%. Available days decreased to 11,921 in the Current Period from 12,517 in the Comparable Period. Average operating expenses per vessel per day were $3,450 in the Current Period compared with $3,643 in the Comparable Period. The decrease was primarily due to lower repairs and maintenance and insurance costs.
     International Liftboats. Operating expenses for our International Liftboats segment were $27.8 million for the Current Period compared with $23.0 million in the Comparable Period, an increase of $4.7 million, or 21%. Average operating expenses per liftboat per day were $5,795 in the Current Period compared with $5,026 in the Comparable Period. This increase was driven primarily by costs accrued for a payment to a former owner, as well as increased repairs and maintenance costs.
     Delta Towing. Operating expenses for our Delta Towing segment were $27.1 million in the Current Period compared with $7.8 million in the Comparable Period, an increase of $19.2 million, or 246%. Prior to our acquisition of TODCO in July 2007, we did not have a Delta Towing Segment.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Period was $141.2 million compared with $61.4 million in the Comparable Period, an increase of $79.7 million, or 130%. This increase resulted partially from additional depreciation related to the Acquired Assets. Depreciation related to Acquired Assets was approximately $100.3 million for the Current Period compared to approximately $25.0 million in the Comparable Period.
General and Administrative Expenses
     General and administrative expenses in the Current Period were $57.8 million compared with $36.5 million in the Comparable Period, an increase of $21.3 million, or 58%. The increase is primarily related to incremental general and administrative costs associated with the Acquired Assets as well as $5.5 million in executive severance related costs.
Interest Expense
     Interest expense increased $26.8 million, or 144%. The increase was primarily due to interest on our borrowings under our 2007 senior secured term loan.

Other Income
     Other income in the Current Period was $2.8 million compared with $5.0 million in the Comparable Period, a decrease of $2.2 million or 44%. This decrease is primarily due to lower interest income due to decreased cash balances in the Current Period as well as the Comparable Period including a gain of $0.7 million related to the settlement of interest rate derivatives.
Income Tax Provision
     Income tax expense was $32.1 million on pre-tax income of $86.7 million during the Current Period, compared to $49.8 million on pre-tax income of $153.0 million for the Comparable Period. The effective tax rate increased to 37.0% in the Current Period from 32.5% in the Comparable Period. The increase in the effective tax rate reflects the impact of higher non-creditable foreign taxes after our acquisition of TODCO.
Discontinued Operation
     We had a Loss from Discontinued Operation, Net of Taxes of $0.8 million in the Current Period compared to Income from Discontinued Operation, Net of Taxes of $2.0 million in the Comparable Period. The Current Period costs relate to the wind down costs associated with our land rigs sold in December 2007.
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
     We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. During recent months, there has been substantial volatility and a decline in commodity prices. In addition, there has been uncertainty in the capital markets and available financing is limited. If these conditions persist for a prolonged length of time, our business and the businesses of our customers could be adversely impacted. This in turn could result in changes to estimates used in preparing our financial statements, including the assessment of certain of our assets, including goodwill, for impairment.
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
OUTLOOK
Offshore
     In general, demand for our drilling rigs is a function of our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices, with demand internationally typically driven by oil prices. Our U.S. Gulf of Mexico customers’ spending plans are typically funded with cash flow generated from production and from debt. Recent declines in both natural gas and oil prices, may cause our customers to delay or curtail capital spending plans. This is particularly likely for our U.S. Gulf of Mexico customers whose drilling programs are shorter term in nature and can be adjusted more quickly in response to commodity price fluctuations. In recent weeks, a number of exploration and production companies with extensive operations in North America have announced significant reductions in their anticipated capital spending plans for 2009 and beyond. Although the exploration and production companies that made these recent announcements are not operating in the Gulf of Mexico, we expect that many of our Gulf of Mexico customers will likewise reduce their capital expenditures for 2009. In addition to the impact of the decline in natural gas prices on our customers’ capital expenditures and overall liquidity, the recent credit crisis may limit the availability of funds for our smaller, more leveraged U.S. Gulf of Mexico focused customers.
     As of October 20, 2008, the spot price for Henry Hub natural gas was $6.98 per MMBtu and the twelve month strip, or the average of the next twelve month’s futures contract, was $7.17 per MMBtu. Declining reservoir sizes and increasing initial decline rates in North America have been supportive of natural gas prices, offset by increased onshore drilling activity, growing deepwater production and potential liquefied natural gas deliveries. These factors, together with weather and industrial demand, will likely remain key drivers in the natural gas market for the foreseeable future.
     Oil prices have remained at high levels relative to historical prices for the past several years with the spot price for West Texas intermediate crude ranging from $50.48 to $145.29 per barrel since the beginning of 2006. Oil prices had been above $100 per barrel during the first half of 2008, largely driven by extremely robust demand growth in China and India and weakness in the U.S. dollar. However, since June 30, 2008, the price of WTI has declined from $141.05 to $75.10 on October 20, 2008, with a current twelve month strip of $76.33 due primarily to the anticipated effects of economic weakness, particularly in North America and Europe, and a significant strengthening in the U.S. dollar. The recent oil price decline coupled with the uncertain global economic outlook, may contribute to lower capital expenditures drilling activity by our customers.
     Global demand for jackup rigs has increased significantly over the last several years with international regions such as the Middle East, India and Mexico being particularly strong. Demand for jackups worldwide, excluding the U.S. Gulf of Mexico, increased from 200 in 2001 to 395 in October 2008. This international demand has drawn available rigs from the U.S. Gulf of Mexico. As a result, the supply of jackup rigs in the U.S. Gulf of Mexico has declined considerably over the last several years from a high of 157 jackups in 2001 to only 77 currently, according to published industry sources.
     In addition to spurring migration of rigs out of the U.S., strong global demand for jackups over the past few years has encouraged newbuilds. According to ODS-Petrodata, as of October 21, 2008, 84 jackup rigs have been ordered by industry participants, national oil companies and financial investors for delivery through 2011. We anticipate that these rigs will compete directly with our fleet. As a result of higher dayrates, longer duration contracts and lower insurance costs, which are prevalent internationally, among other factors, we believe the vast majority of the newbuild jackup rigs will target international regions rather than the U.S. Gulf of Mexico. Our ability to expand our international drilling operations may be limited, however, by the increased supply of newbuild jackup rigs.
     While the overall current supply of jackup rigs in the U.S. Gulf of Mexico is 77, several of these rigs are either in the shipyard or cold-stacked, and the marketed supply is approximately 63. While the number of jackups located in the U.S. Gulf of Mexico has declined significantly over the last several years, current demand of 57 jackups as of October 21, 2008 is also considerably lower than two and a half years ago when 88 jackups were operating in January 2006. A combination of factors has resulted in this decline in the number of rigs from the levels experienced over the previous several years, including declining target reservoir sizes, increasing finding, development and lifting costs and the significant amount of property transfers.
     A further reduction in the number of rigs operating in the U.S. Gulf of Mexico is possible; however, the pace of migration of jackup rigs from the region to international regions will likely slow as much of the expected growth in international demand will be met by the aforementioned newbuild deliveries. Further a modest reduction in the supply in the U.S. Gulf of Mexico may not be sufficient to offset declining demand if our customers curtail capital spending activities in light of the recent decline in commodity prices and the global credit crisis.
     The global financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended global recession. A slowdown in economic activity caused by a recession would likely reduce demand for energy and result in lower oil and natural gas prices. Such a slowdown in economic activity would likely result in a corresponding decline in the demand for our jackup rigs and other services, which could have a material adverse effect on our revenue and profitability.
     While the outlook for drilling activity in 2009 has certainly been hampered by the aforementioned declining commodity prices and the global credit crisis, a number of factors give us optimism for the longer-term. First, with steep initial decline rates in many North American natural gas basins and a likely substantial reduction in the onshore rig count in the coming months, the recent strong natural gas market production growth, could quickly reverse. With respect to international markets, which are typically driven by crude oil prices, the lack of any significant oil production growth over the last 5 years, despite a more than doubling of international capital spending over this period, also leads us to believe that production will quickly respond should demand growth cease or decline.
     Furthermore, the offshore drilling market remains highly competitive and cyclical, and it has historically been difficult to forecast future market conditions. While future commodity price expectations have typically been a key driver for demand for drilling rigs, other factors also affect our customers’ drilling programs, including the quality of drilling prospects, exploration success, relative production costs, and availability of insurance and political and regulatory environments. Additionally, the offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and are subject to rapid change.
Inland
     The activity for inland barge drilling in the U.S. generally follows the same drivers as drilling in the U.S. Gulf of Mexico with activity following operators’ expectations of prices for natural gas and, to a lesser degree, crude oil. Barge rig drilling activity historically lags activity in the U.S. Gulf of Mexico due to a number of factors such as the lengthy permitting process that operators must go through prior to drilling a well in Louisiana, where the majority of our inland drilling takes place, and the predominance of smaller independent operators active in inland waters.
     Inland barge drilling activity has slowed over the past year and dayrates have softened as a result of the number of the key operators have curtailed or ceased their activity in the inland market for various reasons including lack of funding, lack of drilling success and re-allocation of capital to other onshore basins. This low activity level is likely to continue as our inland barge drilling customers are impacted by the recent drop in commodity prices and may lack external funding due to the financial crisis.
     Despite softness we have experienced in recent months in the inland market, we remain optimistic about deeper targets in the inland barge area over the longer term, and we believe that the barge rigs in our fleet that are capable of drilling to these deeper targets may achieve higher utilization.
Liftboats
     Demand for liftboats is typically a function of our customers’ demand for platform inspection and maintenance, well maintenance, offshore construction, well plugging and abandonment and other related activities. Although activity levels for liftboats are not as closely correlated to movement in commodity prices as for offshore drilling rigs, commodity prices are still a key driver of the demand for liftboats. Despite the production maintenance related nature of the majority of the work, some of the work may be deferred from time to time.
     Following the active 2005 hurricane season, which caused tremendous damage to the infrastructure in the US Gulf of Mexico, liftboat utilization and dayrates in the region were stronger than historical levels for approximately two years. As activity levels declined to more typical levels and supply increased as approximately 16 new liftboats were delivered over the past two years, dayrates softened.
     Activity levels have increased again recently as customers address damage caused by the hurricanes Gustav and Ike; however, the damage was not as extensive as from the 2005 hurricane season, so we only expect the higher activity levels to continue for approximately six months. Dayrates have once again increased, responding to the tightened supply and demand balance.
     As of October 7, 2008, we believe that there were another 11 liftboats under construction or on order in the U.S., with anticipated delivery dates during 2008 through 2010. Once delivered, these liftboats may further impact the demand and utilization of our domestic liftboat fleet.
     Our customers’ growth in international capital spending, coupled with an aging infrastructure and significant increases in the cost of alternatives for servicing this infrastructure, has generally resulted in strong demand for our liftboats in West Africa. We anticipate that demand for liftboats will likely increase in West Africa and other international locations as these markets mature and the focus shifts from exploration to development. We anticipate that there will be longer term contract opportunities in international locations for liftboats currently working in the U.S. Gulf of Mexico and for newly constructed liftboats. We recently mobilized two of our liftboats to the Middle East from the U.S. Gulf of Mexico and are actively marketing the vessels for use on projects with long-term contract opportunities. While we believe that international demand for liftboats will continue to increase, the political instability in certain regions may negatively impact our customers’ capital spending plans.
Labor Markets
     We require highly skilled personnel to operate our rigs, barges and liftboats and to support our business. Competition for skilled rig personnel could intensify as 84 new offshore rigs are under construction and 51 are scheduled to enter the global fleet during the remainder of 2008 and 2009. If competition for personnel intensifies, our labor costs will likewise increase, although we do not believe at this time that our operations will be limited. We respond to competition through increases in base compensation and retention payments including bonuses tied to operational goals.
     We have also experienced a tightening in the labor market for liftboat and marine personnel. We have instituted retention programs that we will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Sources and uses of cash for the nine-month period ended September 30, 2008 are as follows (in millions):

Net Cash Provided by Operating Activities:	$132.6
Net Cash Used in Investing Activities:
Acquisition of Assets	(320.8)
Additions of Property and Equipment	(184.8)
Deferred Drydocking Expenditures	(13.6)
Sale of Marketable Securities	39.3
Insurance Proceeds Received	29.2
Proceeds from Sale of Assets, Net	14.6

Total	(436.1)
Net Cash Provided by (Used in) Financing Activities:
Short-term Debt Borrowings (Repayments), Net	0.7
Long-term Debt Borrowings	350.0
Long-term Debt Repayments	(106.7)
Share Repurchases	(49.2)
Proceeds from Exercise of Stock Options	5.1
Excess Tax Benefit from Stock-Based Arrangements	5.4
Payment of Debt Issuance Costs	(8.1)

Total	197.2

Net Decrease in Cash and Cash Equivalents	$(106.3)

     During the nine months ended September 30, 2008, we received $29.2 million in proceeds related primarily to the settlement of insurance claims for damage incurred to rigs from Hurricanes Rita and Katrina and as well as a collision.
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
     In July 2007, we terminated all prior facilities and we entered into a new $1,050.0 million credit facility, consisting of a $900.0 million term loan and a $150.0 million revolving credit facility. On April 28, 2008, we entered into an agreement with the revolving lenders under our existing credit facility and certain new lenders to increase the maximum amount of our revolving credit facility from

$150.0 million to $250.0 million. The increased availability under the facility is to be used for working capital, capital expenditures and other general corporate purposes. All borrowings under the revolving credit facility mature on July 11, 2012, and the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. The facility includes a diverse group of lenders with no single commitment greater than $30.0 million. No amounts were outstanding and $27.0 million in stand-by letters of credit had been issued under the revolving credit facility as of September 30, 2008. The remaining availability under this revolving credit facility was $223.0 million at September 30, 2008.
     As of September 30, 2008, $891.0 million was outstanding on the term loan facility and the interest rate was 4.55%. The annualized effective interest rate was 6.04% for the nine months ended September 30, 2008 after giving consideration to derivative activity.
     The credit agreement contains financial covenants that are tested quarterly relating to leverage and fixed charge coverage. Other covenants contained in the credit agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt, liens, investments and affiliate transactions. The credit agreement contains customary events of default, including a fixed charge coverage ratio and a total leverage ratio. We were in compliance with these covenants at September 30, 2008.
     In May 2008 and July 2007, we entered into derivative instruments with the purpose of hedging future interest payments on our term loan facility. We entered into a floating to fixed interest rate swap with varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million with a settlement date of December 31, 2009. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 2.980% over six quarters. The terms and settlement dates of the swap match those of the term loan. We entered into a floating to fixed interest rate swap with decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million with a settlement date of April 1, 2009. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 5.307% over six quarters. The terms and settlement dates of the swap match those of the term loan. We also entered into a zero cost LIBOR collar on $300.0 million of term loan principal over three years, with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay us in any quarter that actual LIBOR resets above 5.75% and we pay the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and settlement dates of the collar match those of the term loan. The change in the fair value of these hedging instruments resulted in an increase in derivative assets of $1.2 million and an increase in derivative liabilities of $0.6 million during the nine months ended September 30, 2008. We had net unrealized gains on hedge transactions of $2.0 million, net of tax of $1.1 million for the three months ended September 30, 2008 and net unrealized gains on hedge transactions of $0.4 million, net of tax of $0.2 million for the nine months ended September 30, 2008. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 related to these hedging instruments. In addition, our interest expense was increased by $3.0 million and $7.3 million during the three and nine months ended September 30, 2008 as a result of our interest rate derivative instruments.
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
     In connection with the TODCO acquisition in July 2007, we assumed senior notes and an unsecured line of credit with a bank in Venezuela. The senior notes included 6.95% Senior Notes due in April 2008, 7.375% Senior Notes due in April 2018, and 9.5% Senior Notes due in December 2008 (collectively, “Senior Notes”). The 6.95% Senior Notes were repaid in April 2008. The fair market value of the 7.375% Senior Notes and 9.5% Senior Notes at September 30, 2008 was approximately $3.5 million and $10.2 million, respectively, based on the most recent market valuations. In July 2008, the line of credit was changed to an overdraft facility and the maximum amount available to be drawn was increased to 9.0 million Bolivares Fuertes from 6.0 million Bolivares Fuertes. The overdraft facility is designed to manage local currency liquidity in Venezuela. The maximum amount available to be drawn at September 30, 2008 is 9.0 million Bolivares Fuertes ($4.2 million at the exchange rate at September 30, 2008), and there was 1.5 million Bolivares Fuertes ($0.7 million at the exchange rate at September 30, 2008) outstanding at September 30, 2008.
     In 2008, in connection with the renewal of certain of our insurance policies, we entered into agreements to finance a portion of our annual insurance premiums. Approximately $35.2 million was financed through these arrangements, and $25.8 million was outstanding at September 30, 2008. The interest rate on these notes is 4.42% and the notes mature in April 2009.

Capital Expenditures
     We expect to spend a total of $45 million on capital expenditures excluding asset acquisitions during the remainder of 2008. Planned capital expenditures include refurbishment and upgrade of our rigs and liftboats, including amounts allocated to Hercules 261 and Hercules 262.
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
Contractual Obligations
     Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. During the first nine months of 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations, other than in connection with the acquisition of rigs from Transocean and the issuance of the $250.0 million of 3.375% Convertible Senior Notes.
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
Letters of Credit and Surety Bonds
     We execute letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2008, we had $78.7 million of letters of credit and surety bonds outstanding, consisting of $0.1 million in unsecured outstanding letters of credit, $27.0 million letters of credit outstanding under our revolver and $51.7 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. If the beneficiaries called these letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.
Accounting Pronouncements
     See Note 13 to our condensed consolidated financial statements included elsewhere in this report.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates for the units;

•	the correlation between demand for our rigs and our liftboats and our earnings and customers’ expectations of energy prices;

•	future capital expenditures and refurbishment, repair and upgrade costs;

•	expected completion times for our refurbishment and upgrade projects;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	our plans regarding increased international operations;

•	expected useful lives of our rigs and liftboats;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations;

•	expectations regarding improvements in offshore drilling activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 and the following:
•	oil and natural gas prices and industry expectations about future prices;

•	demand for offshore jackup rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East and other oil and natural gas producing regions, or further acts of terrorism in the United States, or elsewhere;

•	the impact of governmental laws and regulations;

•	the adequacy of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel;

•	labor relations and work stoppages, particularly in the West African labor environments;

•	operating hazards such as severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
     As of September 30, 2008, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018 and the 3.375% Convertible Senior Notes due June 2038. Both the carrying amount and fair value of the 7.375% Senior Notes was $3.5 million. The carrying amount and fair value of the 3.375% Convertible Senior Notes was $250.0 million and $180.0 million, respectively.
     As of September 30, 2008, the interest rate for the $891.0 million outstanding under the term loan was 4.55%. If the interest rate averaged 1% more for 2008 than the rates as of September 30, 2008, annual interest expense would increase by approximately $8.9 million. This sensitivity analysis assumes there are no changes in our financial structure.
     We believe our other debt instruments, which are short-term in nature, totaling $10.9 million as of September 30, 2008, approximate fair value.
     Interest Rate Swaps and Derivatives
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ hedge transactions such as interest rate swaps and zero cost LIBOR collars as tools to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market decreases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps and zero cost LIBOR collar are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is not currently material, but counterparty risk has recently increased throughout the financial system. Our interest expense was increased by $3.0 million and $7.3 million for the three and nine months ended September 30, 2008, as a result of our interest rate derivative transactions. (See the information set forth under the caption “Debt” in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.)

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

October 1, 2008-December 31, 2008	$100,000
January 1, 2009-March 31, 2009	50,000
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

October 1, 2008-December 30, 2008	$325,000
December 31, 2008-March 31, 2009	325,000
April 1, 2009-June 30, 2009	250,000
July 1, 2009-September 30, 2009	175,000
October 1, 2009-December 30, 2009	75,000
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including John T. Rynd, our Chief Executive Officer and President, and Lisa W. Rodriguez, our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, Mr. Rynd and Ms. Rodriguez, acting in their capacities as our principal executive officer and our principal financial officer, concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     During the nine months ended September 30, 2008, we converted our domestic and international locations’ operational and financial functions to the Oracle enterprise resource planning (“ERP”) software system. The new ERP system affects every aspect of our operations, including procurement, finance and accounting, engineering, human resources and benefits and asset maintenance.
     Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under the caption “Legal Proceedings” in Note 12 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
     For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of our quarter report on Form 10-Q for the quarter ended June 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table set forth for the periods indicated certain information with respect to our purchases of our common stock:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of a	of Shares That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced Plan	Purchased Under
Period	Purchased (1)	Paid per Share	(2)	Plan (2)
July 1 - 31, 2008	3,486	$35.09	N/A	N/A
August 1-31, 2008	972	23.33	N/A	N/A
September 1-30, 2008	490	19.71	N/A	N/A

Total	4,948	31.26	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES OFFSHORE, INC.

By:	/s/ John T. Rynd

John T. Rynd
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Troy L. Carson

Troy L. Carson
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: October 30, 2008

EXHIBIT INDEX

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