Form 10-K
period 2009-12-31
HERCULES OFFSHORE, INC.
filed 2010-03-02
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009, based on the closing price on the NASDAQ Global Select Market on such date, was approximately $365 million. (As of such date, the registrant’s directors and executive officers and LR Hercules Holdings, LP and its affiliates were considered affiliates of the registrant for this purpose.)

As of February 24, 2010, there were 114,723,684 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2010 are incorporated by reference into Part III of this report.

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

Overview

Hercules Offshore, Inc. is a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 24, 2010, we owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels and 60 liftboat vessels. In addition, we operate five liftboat vessels owned by a third party. We own four retired jackup rigs and eight retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. We have operations in nine countries on three continents. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection maintenance and decommissioning operations.

In January 2009, we reclassified four of our cold-stacked jackup rigs located in the U.S. Gulf of Mexico and 10 of our cold-stacked inland barges as retired; subsequently in each of September and November 2009, we sold one retired inland barge for approximately $0.2 million and $0.4 million, respectively. Additionally, we recently entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each and in February 2010, we entered into an agreement to sell six of our retired barges for $3.0 million.

We report our business activities in six business segments which as of February 24, 2010, included the following:

Domestic Offshore — includes 22 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eleven of the jackup rigs are either working on short-term contracts or available for contracts, ten are cold-stacked and one is mobilizing to the U.S. Gulf of Mexico from Mexico. All three submersibles are cold-stacked.

International Offshore — includes 8 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs working offshore in each of India and Saudi Arabia. We have one jackup rig contracted offshore in Malaysia and one platform rig under contract in Mexico. In addition, we have one jackup rig warm-stacked in each of Bahrain and Gabon and one jackup rig contracted to a customer in Angola, however, the rig is currently on stand-by in Gabon. In August 2009, we closed the sale of the Hercules 110, which was cold-stacked in Trinidad.

Inland — includes a fleet of 6 conventional and 11 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and 14 are cold-stacked.

Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-eight are operating and three are cold-stacked.

International Liftboats — includes 24 liftboats.  Twenty-two are operating or available for contract offshore West Africa, including five liftboats owned by a third party, and two are operating or available for contract in the Middle East region.

Delta Towing — our Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and along the Southeastern coast and from time to time in Mexico. Of these vessels, 21 crew boats, 16 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working or available for contracts.

In December 2009, we entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby we would market, manage and operate two Friede & Goldman Super M2 design new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and are scheduled to be delivered in the fourth quarter of 2010. We are actively marketing the rigs on an exclusive and worldwide basis.

In January 2010, we entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFESL Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The rig is currently under construction and is scheduled to be delivered in either the third or fourth quarter of 2010, depending upon the exercise of certain options available to the owner. The agreement is limited to a specified opportunity in the Middle East.

We had previously entered into similar agreements with Mosvold Middle East Jackup I Ltd. and Mosvold Middle East Jackup II Ltd. to market, manage and operate two Friede & Goldman Super M2 design new-build jackup rigs. We later terminated these agreements by mutual agreement due to uncertainties in the timing of the delivery of the rigs and disputes between the owner and the builder of the rigs.

Our jackup rigs, submersible rigs and barge rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment. Dayrate drilling contracts typically provide for higher rates while the unit is operating and lower rates or a lump sum payment for periods of mobilization or when operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other factors.

Our liftboats are self-propelled, self-elevating vessels that support a broad range of offshore support services, including platform maintenance, platform construction, well intervention and decommissioning services throughout the life of an oil or natural gas well. A liftboat contract generally is based on a flat dayrate for the vessel and crew. Our liftboat dayrates are determined by prevailing market rates, vessel availability and historical rates paid by the specific customer. Under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, fuel, oil, rental equipment, crane overtime and other items. Liftboat contracts generally are for shorter terms than are drilling contracts, although international liftboat contracts may have terms of greater than one year.

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

Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, similar to those encountered in certain of the shallow-water areas of the U.S. Gulf of Mexico or “U.S. GOM”. Mat-supported rigs generally are able to more quickly position themselves on the worksite and more easily move on and off location than independent leg rigs. Twenty-one of our jackup rigs are mat-supported and nine are independent leg rigs.

Our rigs are used primarily for exploration and development drilling in shallow waters. Twenty-three of our rigs have a cantilever design that permits the drilling platform to be extended out from the hull to perform drilling or workover operations over some types of pre-existing platforms or structures. Seven rigs have a slot-type design, which requires drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling rather than development drilling, in that their configuration makes them difficult to position over existing platforms or structures. Historically, jackup rigs with a cantilever design have maintained higher levels of utilization than rigs with a slot-type design.

As of February 24, 2010, 15 of our jackup rigs were operating under contracts ranging in duration from well-to-well to three years, at an average contract dayrate of approximately $63,800, excluding the dayrate associated with our Angola contract. In the following table, “ILS” means an independent leg slot-type jackup rig, “MC” means a mat-supported cantilevered jackup rig, “ILC” means an independent leg cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

The following table contains information regarding our jackup rig fleet as of February 24, 2010.

			Maximum/
		Year	Minimum	Rated
		Built/	Water Depth	Drilling
Rig Name	Type	Upgraded(c)	Rating	Depth(a)	Location	Status(b)
			(Feet)	(Feet)

Hercules 85	ILS	1982	85/9	20,000	U.S. GOM	Cold Stacked
Hercules 101	MC	1980	100/20	20,000	U.S. GOM	Cold Stacked
Hercules 120	MC	1958	120/22	18,000	U.S. GOM	Contracted
Hercules 150	ILC	1979	150/10	20,000	U.S. GOM	Contracted
Hercules 152	MC	1980	150/22	20,000	U.S. GOM	Cold Stacked
Hercules 153	MC	1980/2007	150/22	25,000	U.S. GOM	Cold Stacked
Hercules 156	ILC	1983	150/14	20,000	Gabon	Warm Stacked
Hercules 170	ILC	1981/2006	170/16	16,000	Bahrain	Warm Stacked
Hercules 173	MC	1971	173/22	15,000	U.S. GOM	Contracted
Hercules 185(f)	ILC	1982/2009	150/20	20,000	Gabon	Contracted/Stand-by
Hercules 200	MC	1979	200/23	20,000	U.S. GOM	Contracted
Hercules 201	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 202	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 203	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 204	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 205	MC	1979/2003	200/23	20,000	En route to U.S. GOM	En route
Hercules 206	MC	1980/2003	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 207	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 208(d)	MC	1980/2008	200/22	20,000	Malaysia	Contracted
Hercules 211	MC	1980	200/23	18,000(e)	U.S. GOM	Cold Stacked
Hercules 250	MS	1974	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 251	MS	1978	250/24	20,000	U.S. GOM	Ready Stacked
Hercules 252	MS	1978	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 253	MS	1982	250/24	20,000	U.S. GOM	Contracted
Hercules 257	MS	1979	250/24	20,000	U.S. GOM	Contracted
Hercules 258	MS	1979/2008	250/24	20,000	India	Contracted
Hercules 260	ILC	1979/2008	250/12	20,000	India	Contracted
Hercules 261	ILC	1979/2008	250/12	20,000	Saudi Arabia	Contracted
Hercules 262	ILC	1982/2008	250/12	20,000	Saudi Arabia	Contracted
Hercules 350	ILC	1982	350/16	25,000	U.S. GOM	Contracted

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs designated as “Contracted” are under contract while rigs described as “Ready Stacked” are not under contract but generally are ready for service. Rigs described as “Warm Stacked” may have a reduced number of crew, but only require a full crew to be ready for service. Rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

(d)	This rig is currently unable to operate in the U.S. Gulf of Mexico due to regulatory restrictions.

(e)	Rated workover depth. Hercules 211 is currently configured for workover activity, which includes maintenance and repair or modification of wells that have already been drilled and completed to enhance or resume the well’s production.

(f)	Hercules 185 is currently contracted to a customer in Angola, however, the rig is currently on stand-by in Gabon. Currently it does not meet our revenue recognition criteria due to uncertainty surrounding collectability.

Other Drilling Rigs

A submersible rig is a mobile drilling platform that is towed to the well site where it is submerged by flooding its lower hull tanks until it rests on the sea floor, with the upper hull above the water surface. After completion of the drilling operation, the rig is refloated by pumping the water out of the lower hull, so that it can be towed to another location. Submersible rigs typically operate in water depths of 14 to 85 feet. Our three submersible rigs are upgradeable for deep gas drilling.

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

In the following table, “Sub” means a submersible rig and “Plat” means a platform drilling rig. The following table contains information regarding our other drilling rig fleet as of February 24, 2010.

			Maximum/
		Year	Minimum
		Built/	Water Depth	Rated Drilling
Rig Name	Type	Upgraded(c)	Rating	Depth(a)	Location	Status(b)
			(Feet)	(Feet)

Hercules 75	Sub	1983	85/14	25,000	U.S. GOM	Cold Stacked
Hercules 77	Sub	1982/2007	85/14	30,000	U.S. GOM	Cold Stacked
Hercules 78	Sub	1985/2007	85/14	30,000	U.S. GOM	Cold Stacked
Platform 3	Plat	1993	N/A	25,000	Mexico	Contracted

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig while rigs described as “Contracted” are under contract.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

Barge Drilling Rigs

Barge drilling rigs are mobile drilling platforms that are submersible and are built to work in seven to 20 feet of water. They are towed by tugboats to the drill site with the derrick lying down. The lower hull is then submerged by flooding compartments until it rests on the river or sea floor. The derrick is then raised and drilling operations are conducted with the barge resting on the bottom. Our barge drilling fleet consists of 17 conventional and posted barge rigs. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig. Several of our barge drilling rigs are upgradeable for deep gas drilling.

The following table contains information regarding our barge drilling rig fleet as of February 24, 2010.

		Year
		Built/	Horsepower	Rated Drilling
Rig Name	Type	Upgraded(c)	Rating	Depth(a)	Location	Status(b)
				(Feet)

1	Conv.	1980	2,000	20,000	U.S. GOM	Cold Stacked
9	Posted	1981	2,000	25,000	U.S. GOM	Cold Stacked
11	Conv.	1982	3,000	30,000	U.S. GOM	Cold Stacked
15	Conv.	1981	2,000	25,000	U.S. GOM	Cold Stacked
17	Posted	1981	3,000	30,000	U.S. GOM	Contracted
19	Conv.	1974	1,000	14,000	U.S. GOM	Cold Stacked
27	Posted	1979/2008	3,000	30,000	U.S. GOM	Cold Stacked
28	Conv.	1980	3,000	30,000	U.S. GOM	Cold Stacked
29	Conv.	1981	3,000	30,000	U.S. GOM	Cold Stacked
41	Posted	1981	3,000	30,000	U.S. GOM	Contracted
46	Posted	1979	3,000	30,000	U.S. GOM	Cold Stacked
48	Posted	1982	3,000	30,000	U.S. GOM	Cold Stacked
49	Posted	1980	3,000	30,000	U.S. GOM	Contracted
52	Posted	1981	2,000	25,000	U.S. GOM	Cold Stacked
55	Posted	1981	3,000	30,000	U.S. GOM	Cold Stacked
57	Posted	1975	2,000	25,000	U.S. GOM	Cold Stacked
64	Posted	1979	3,000	30,000	U.S. GOM	Cold Stacked

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs designated as “Contracted” are under contract while rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

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

The length of the legs is the principal measure of capability for a liftboat, as it determines the maximum water depth in which the liftboat can operate. The U.S. Coast Guard restricts the operation of liftboats to water depths less than 180 feet, so boats with longer leg lengths are useful primarily on taller platforms. Our liftboats in the U.S. Gulf of Mexico range in leg lengths up to 229 feet, which allows us to service approximately 83% of the approximately 3,700 existing production platforms in the U.S. Gulf of Mexico. Liftboats are typically moved to a port during severe weather to avoid the winds and waves they would be exposed to in open water.

As of February 24, 2010, we owned 41 liftboats operating in the U.S. Gulf of Mexico, 17 liftboats operating in West Africa, and two liftboats operating in the Middle East. In addition, we operated five liftboats owned by a third party in West Africa. The following table contains information regarding the liftboats we operate as of February 24, 2010.

	Year
	Built/	Leg	Deck	Maximum		Gross
Liftboat Name(1)	Upgraded(5)	Length	Area	Deck Load	Location	Tonnage
		(Feet)	(Square feet)	(Pounds)

Whale Shark(4)	2005 /2009	260	8,170	729,000	Saudi Arabia	1,142
Tiger Shark(3)	2001	230	5,300	1,000,000	Nigeria	469
Kingfish(3)	1996	229	5,000	500,000	U.S. GOM	188
Man-O-War(3)	1996	229	5,000	500,000	U.S. GOM	188
Wahoo(3)	1981	215	4,525	500,000	U.S. GOM	491
Blue Shark(4)	1981	215	3,800	400,000	Nigeria	1,182
Amberjack(4)	1981	205	3,800	500,000	Saudi Arabia	417
Bullshark(3)	1998	200	7,000	1,000,000	U.S. GOM	859
Creole Fish(3)	2001	200	5,000	798,000	Nigeria	192
Cutlassfish(3)	2006	200	5,000	798,000	Nigeria	183
Black Jack(4)	1997/2008	200	4,000	480,000	Nigeria	777
Swordfish(3)	2000	190	4,000	700,000	U.S. GOM	189
Mako(3)	2003	175	5,074	654,000	Nigeria	168
Leatherjack(3)	1998	175	3,215	575,850	U.S. GOM	168
Oilfish(4)	1996	170	3,200	590,000	Nigeria	495
Manta Ray(3)	1981	150	2,400	200,000	U.S. GOM	194
Seabass(3)	1983	150	2,600	200,000	U.S. GOM	186
F.J. Leleux(2)	1981	150	2,600	200,000	Nigeria	407
Black Marlin(4)	1984	150	2,600	200,000	Nigeria	407
Hammerhead(3)	1980	145	1,648	150,000	U.S. GOM	178
Pilotfish(4)	1990	145	2,400	175,000	Nigeria	292
Rudderfish(4)	1991	145	3,000	100,000	Nigeria	309
Blue Runner(3)	1980	140	3,400	300,000	U.S. GOM	174
Starfish(3)	1978	140	2,266	150,000	U.S. GOM	99
Rainbow Runner(3)	1981	140	3,400	300,000	U.S. GOM	174
Pompano(3)	1981	130	1,864	100,000	U.S. GOM	196
Sandshark(3)	1982	130	1,940	150,000	U.S. GOM	196
Stingray(3)	1979	130	2,266	150,000	U.S. GOM	99
Albacore(3)	1985	130	1,764	150,000	U.S. GOM	171
Moray(3)	1980	130	1,824	130,000	U.S. GOM	178
Skipfish(3)	1985	130	1,116	110,000	U.S. GOM	91

	Year
	Built/	Leg	Deck	Maximum		Gross
Liftboat Name(1)	Upgraded(5)	Length	Area	Deck Load	Location	Tonnage
		(Feet)	(Square feet)	(Pounds)

Sailfish(3)	1982	130	1,764	137,500	U.S. GOM	179
Mahi Mahi(3)	1980	130	1,710	142,000	U.S. GOM	99
Triggerfish(3)	2001	130	2,400	150,000	U.S. GOM	195
Scamp(4)	1984	130	2,400	150,000	Nigeria	195
Rockfish(3)	1981	125	1,728	150,000	U.S. GOM	192
Gar(3)	1978	120	2,100	150,000	U.S. GOM	98
Grouper(3)	1979	120	2,100	150,000	U.S. GOM	97
Sea Robin(3)	1984	120	1,507	110,000	U.S. GOM	98
Tilapia(3)	1976	120	1,280	110,000	U.S. GOM	97
Charlie Cobb(2)	1980	120	2,000	100,000	Nigeria	229
Durwood Speed(2)	1979	120	2,000	100,000	Nigeria	210
James Choat(2)	1980	120	2,000	100,000	Nigeria	210
Solefish(4)	1978	120	2,000	100,000	Nigeria	229
Tigerfish(4)	1980	120	2,000	100,000	Nigeria	210
Zoal Albrecht(2)	1982	120	2,000	100,000	Nigeria	213
Barracuda(3)	1979	105	1,648	110,000	U.S. GOM	93
Carp(3)	1978	105	1,648	110,000	U.S. GOM	98
Cobia(3)	1978	105	1,648	110,000	U.S. GOM	94
Dolphin(3)	1980	105	1,648	110,000	U.S. GOM	97
Herring(3)	1979	105	1,648	110,000	U.S. GOM	97
Marlin(3)	1979	105	1,648	110,000	U.S. GOM	97
Corina(3)	1974	105	953	100,000	U.S. GOM	98
Pike(3)	1980	105	1,360	130,000	U.S. GOM	92
Remora(3)	1976	105	1,179	100,000	U.S. GOM	94
Wolffish(3)	1977	105	1,044	100,000	U.S. GOM	99
Seabream(3)	1980	105	1,140	100,000	U.S. GOM	92
Sea Trout(3)	1978	105	1,500	100,000	U.S. GOM	97
Tarpon(3)	1979	105	1,648	110,000	U.S. GOM	97
Palometa(3)	1972	105	780	100,000	U.S. GOM	99
Jackfish(3)	1978	105	1,648	110,000	U.S. GOM	99
Bonefish(4)	1978	105	1,344	90,000	Nigeria	97
Croaker(4)	1976	105	1,344	72,000	Nigeria	82
Gemfish(4)	1978	105	2,000	100,000	Nigeria	223
Tapertail(4)	1979	105	1,392	110,000	Nigeria	100

(1)	The Palometa, Wolffish and Skipfish are currently cold-stacked. All other liftboats are either available or operating.

(2)	We operate these vessels; however, they are owned by a third party.

(3)	Pursuant to U.S. Coast Guard documentation, international regulatory bodies or non-U.S. Flag states may calculate gross tonnage differently than the U.S. Coast Guard.

(4)	Pursuant to the registry documents issued by the Republic of Panama.

(5)	Dates shown are the original date the vessel was built and the date of the most recent upgrade and/or major refurbishment, if any.

Competition

The shallow-water businesses in which we operate are highly competitive. Domestic drilling and liftboat contracts are traditionally short term in nature whereas international drilling and liftboat contracts are longer term in nature. The contracts are typically awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although technical capability of service and equipment, unit availability, unit location, safety record and crew quality may also be considered. Certain of our competitors in the shallow-water business may have greater financial and other resources than we have, and may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs, acquire existing rigs, and make technological improvements to existing equipment or replace equipment that becomes obsolete. Competition for offshore rigs is usually on a global basis, as drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our mat-supported jackup rigs to other regions in response to changes in market conditions is limited. Additionally, a number of our competitors have independent leg jackup rigs with generally higher specifications and capabilities than the independent leg rigs that we currently operate in the Gulf of Mexico. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs.

Customers

Our customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Each of the following customers accounted for more than 10% of our revenues in 2009:

	For the Years Ending December 31,
	2009	2008	2007

Oil and Natural Gas Corporation Limited	16%	8%	—%
Chevron Corporation	14	12	21
Saudi Aramco	13	—	—
PEMEX Exploración y Producción (“PEMEX”)	10	8	3

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

Contract Backlog

The following table reflects the amount of our contract backlog by year as of February 24, 2010, excluding the amount related to our Angola contract. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.

	For the Years Ending December 31,
	Total	2010	2011	2012	2013	Thereafter
	(In thousands)

Domestic Offshore	$33,698	$33,698	$—	$—	$—	$—
International Offshore	346,978	215,511	131,467	—	—	—
Inland	2,273	2,273	—	—	—	—
International Liftboats	16,782	16,782	—	—	—	—

Total	$399,731	$268,264	$131,467	$—	$—	$—

Employees

As of December 31, 2009, we had approximately 2,200 employees. We require skilled personnel to operate and provide technical services and support for our rigs, barges and liftboats. As a result, we conduct extensive personnel training and safety programs.

Certain of our employees in West Africa are working under collective bargaining agreements. Additionally, efforts have been made from time to time to unionize portions of the offshore workforce in the U.S. Gulf of Mexico. We believe that our employee relations are good.

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employers’ liability, general liability, vessel pollution and other coverages. Our insurance coverage includes self-insured retentions and deductibles that we must pay or absorb. Additionally, under certain policies, we are responsible for 15% of the losses above the applicable retention or deductible and as high as 30% of losses incurred as a result of a named windstorm in the Gulf of Mexico. This additional amount is often referred to as “quota share.” Management believes that adequate accruals have been made on known and expected exposures for the self-insured retentions, deductibles and for our quota share. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.2 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $100.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 12.5% of insured values per occurrence for drilling rigs, and $1.0 million per occurrence for liftboats, regardless of the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $25.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. We are self-insured for 15% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3 million deductible proving limits as required. In addition to the marine package, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate primary marine package for our Delta Towing business. Our policy related to all but our Delta Towing business, which we renew annually, expires in April 2010. Our policy related to our Delta Towing business, which we also renew annually, expires in August 2010.

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

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified exploration activities occur. Offshore facilities must also prepare plans addressing spill prevention control and countermeasures. Historically, the discharge of ballast water and other substances incidental to the normal operation of vessels visiting U.S. ports was exempted from the Clean Water Act permitting requirements. Challenges arising largely out of foreign invasive species contained in discharges of ballast water resulted in a 2006 court order that vacated, as of September 30, 2008, an exemption from Clean Water Act discharge permit requirements for discharges incidental to normal operation of a vessel. The district court later delayed the vacation until February 6, 2009. Pursuant to the court’s ruling and recent legislation, the EPA adopted a Vessel General Permit that became effective on December 19, 2008. The regulated community was required to comply with the terms of the Vessel General Permit as of February 6, 2009. We have obtained the necessary Vessel General Permit for all of our vessels to which this regulation applies. In addition to this federal development, some states have begun regulating ballast water discharges. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. We have incurred and will continue to incur certain costs associated with the requirements under the Vessel General Permit and other requirements that may be adopted. However, we believe that any financial impacts resulting from the imposition of the permitting exemption and the implementation of federal and possible state regulation of ballast water discharges will not be material.

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

Segment and Geographic Information

Information with respect to revenues, operating income and total assets attributable to our segments and revenues and long-lived assets by geographic areas of operations is presented in Note 17 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. Additional information about our segments, as well as information with respect to the impact of seasonal weather patterns on domestic operations, is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report.

Item 1A.	Risk Factors

Our business depends on the level of activity in the oil and natural gas industry, which is significantly affected by volatile oil and natural gas prices.

Our business depends on the level of activity of oil and natural gas exploration, development and production in the U.S. Gulf of Mexico and internationally, and in particular, the level of exploration, development and production expenditures of our customers. Demand for our drilling services is adversely affected by declines associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices often causes oil and gas companies to reduce spending on exploration, development and production. Reductions in capital expenditures of our customers reduce rig utilization and day rates. In particular, changes in the price of natural gas materially affect our operations because drilling in the shallow-water U.S. Gulf of Mexico is primarily focused on developing and producing natural gas reserves. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations about future commodity prices typically drive demand for our services. Oil and natural gas prices are extremely volatile and have recently declined considerably. On July 2, 2008 natural gas prices were $13.31 per million British thermal unit, or MMBtu, at the Henry Hub. They subsequently declined sharply, reaching a low of $1.88 per MMBtu at the Henry Hub on September 4, 2009. As of February 24, 2010, the closing price of natural gas at the Henry Hub was $4.91 per MMBtu. The spot price for West Texas intermediate crude has recently ranged from a high of $145.29 per barrel as of July 3, 2008, to a low of $31.41 per barrel as of December 22, 2008, with a closing price of $79.75 per barrel as of February 24, 2010. Commodity prices are affected by numerous factors, including the following:

•	the demand for oil and natural gas in the United States and elsewhere;

•	the cost of exploring for, developing, producing and delivering oil and natural gas, and the relative cost of onshore production or importation of natural gas;

•	political, economic and weather conditions in the United States and elsewhere;

•	imports of liquefied natural gas;

•	advances in exploration, development and production technology;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain oil production levels and pricing;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies and governmental regulations;

•	the development and exploitation of alternative fuels, and the competitive, social and political position of natural gas as a source of energy compared with other energy sources;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, West Africa and other significant oil and natural gas producing regions; and

•	acts of terrorism or piracy that affect oil and natural gas producing regions, especially in Nigeria, where armed conflict, civil unrest and acts of terrorism have recently increased.

As a result of the economic downturn, reduced demand for drilling and liftboat services has materially eroded dayrates and utilization rates for our units, adversely affecting our financial condition and results of operations. The economic downturn has led to a decline in energy consumption, which has materially and adversely affected our results of operations. Continued hostilities in the Middle East and West Africa and the occurrence or threat of terrorist attacks against the United States or other countries could contribute to the economic downturn in the economies of the United States and other countries where we operate. A sustained or deeper recession could further limit economic activity and thus result in an additional decrease in energy consumption, which in turn would cause our revenues and margins to further decline and limit our future growth prospects.

The offshore service industry is highly cyclical and is currently experiencing low demand and low dayrates. The volatility of the industry, coupled with our short-term contracts, has resulted and could continue to result in sharp declines in our profitability.

Historically, the offshore service industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand or increasing supply, such as we are currently experiencing, intensify the competition in the industry and often result in rigs or liftboats being idle for long periods of time. In response to the recent economic downturn, we have stacked additional rigs and liftboats and entered into lower dayrate contracts. As a result of the cyclicality of our industry, we expect our results of operations to be volatile and to decrease during market declines such as we are currently experiencing.

Maintaining idle assets or the sale of assets below their then carrying value may cause us to experience losses and may result in impairment charges.

Prolonged periods of low utilization and dayrates, the cold stacking of idle assets or the sale of assets below their then carrying value may cause us to experience losses. These events may also result in the recognition of impairment charges on certain of our assets if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable or if we sell assets at below their then current carrying value.

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

Several of our competitors also are incorporated in tax-haven countries outside the United States, which provides them with significant tax advantages that are not available to us as a U.S. company, which may materially impair our ability to compete with them for many projects that would be beneficial to our company.

We have a significant level of debt, and could incur additional debt in the future. Our debt could have significant consequences for our business and future prospects.

As of December 31, 2009, we had total outstanding debt of approximately $861.7 million. This debt represented approximately 47% of our total book capitalization. As of December 31, 2009, we had $165.0 million of available capacity under our revolving credit facility, after the commitment of $10.0 million for standby letters of credit. We may borrow under our revolving credit facility to fund working capital or other needs in the near term up to the remaining availability. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences for our business and future prospects, including the following:

•	we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes and we may be required under the terms of the amendment to our credit facility to use the proceeds of any financing we obtain to repay or prepay existing debt;

•	we will be required to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our debt;

•	we may be exposed to risks inherent in interest rate fluctuations because 56 percent of our borrowings are at variable rates of interest, which will result in higher interest expense to the extent that we do not hedge such risk in the event of increases in interest rates;

•	we could be more vulnerable during downturns in our business and be less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions; and

•	we may have a competitive disadvantage relative to our competitors that have less debt.

Our ability to make payments on and to refinance our indebtedness, including the term loan issued in July 2007, the convertible notes issued by us in June 2008 and the senior secured notes issued by us in October 2009, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and other commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we may not be able to complete asset sales in a timely manner sufficient to make such repayments.

If we are unable to comply with the restrictions and covenants in our credit agreement, there could be a default, which could result in an acceleration of repayment of funds that we have borrowed.

Our Credit Agreement (“Credit Agreement”) requires that we meet certain financial ratios and tests. Effective July 27, 2009, we entered into an amendment of our Credit Agreement (“Credit Amendment”) to provide additional flexibility in certain financial covenants. However, there can be no assurance that we will be able to comply with the modified financial covenants. Furthermore, the Credit Amendment also imposes additional and different covenants and restrictions, including the imposition of a requirement to maintain a minimum level of liquidity at all times. Our ability to comply with these financial covenants and restrictions can be affected by events beyond our control. Continued reduced activity levels in the oil and natural gas industry and continued construction of newbuild jackup rigs could adversely impact our ability to comply with such covenants in the future. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent us from borrowing under our revolving credit facility, which could in turn have a material adverse effect on our available liquidity. In addition, an event of default could result in our having to immediately repay all amounts outstanding under the credit facility, the 3.375% Convertible Senior Notes due 2038 (“3.375% Convertible Senior Notes”), the 10.5% Senior Secured Notes due 2017 (“10.5% Senior Secured Notes”) and in foreclosure of liens on our assets. As of December 31, 2009, we were in compliance with all of our financial covenants under the Credit Agreement.

Our Credit Agreement imposes significant additional costs and operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain actions.

Our Credit Agreement imposes significant additional costs and operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

In addition, under our Credit Agreement, we are required to prepay our term loan with 100% of our excess cash flow for the fiscal year ending December 31, 2009 and, thereafter, 50% of our excess cash flow through the fiscal year ending December 31, 2012. Our term loan must also be prepaid using the proceeds from unsecured debt issuances (with the exception of refinancing), secured debt issuances and sales of assets in excess of $25 million annually, as well as 50% of proceeds from equity issuances (excluding those for permitted acquisitions or to meet the minimum liquidity requirements) unless we have achieved a specified leverage ratio. Our Credit Agreement also imposes significant financial and operating restrictions on us. These restrictions limit our ability to acquire assets, except in cases in which the consideration is equity (the net cash proceeds of an issuance thereof) unless we are in compliance with our financial covenants as they existed prior to the amendment of the Credit Agreement in July 2009. Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance our acquisitions, equipment purchases and development expenditures, or withstand the present or any future downturn in our business.

The continuing worldwide economic problems have materially reduced our revenue, profitability and cash flows.

The current worldwide economic problems have reduced the availability of liquidity and credit to fund business operations worldwide, and has adversely affected our customers, suppliers and lenders. The recent recession has caused a reduction in worldwide demand for energy and resulted in lower oil and natural gas prices. Demand for our services depends on oil and natural gas industry activity and capital expenditure levels that are directly affected by trends in oil and natural gas prices. Any prolonged reduction in oil and natural gas prices will further depress the current levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

We may require additional capital in the future, which may not be available to us or may be at a cost which reduces our cash flow and profitability.

Our business is capital-intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt (which would increase our interest costs) or equity financings to execute our business strategy, to fund capital expenditures or to meet our covenants under the Credit Agreement. Adequate sources of capital funding may not be available when needed or may not be available on acceptable terms and under the terms of our Credit Agreement, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. If we raise additional funds by issuing additional equity securities, existing stockholders may experience dilution. If funding is insufficient at any time in the future, we may be unable to fund maintenance of our vessels, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

Some of our contracts with our customers include terms allowing them to terminate the contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties if some of our contracts with our customers are terminated due to downtime, operational problems or failure to deliver. Some of our other contracts with customers may be cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig or liftboat being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. If our customers cancel or require us to renegotiate some of our significant contracts, such as the contracts in our International Offshore segment, and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, our revenues and profitability would be materially reduced.

An increase in supply of rigs or liftboats could adversely affect our financial condition and results of operations.

Reactivation of non-marketed rigs or liftboats, mobilization of rigs or liftboats back to the U.S. Gulf of Mexico or new construction of rigs or liftboats could result in excess supply in the region, and our dayrates and utilization could be reduced.

Construction of rigs could result in excess supply in international regions, which could reduce our ability to secure new contracts for our warm stacked rigs and could reduce our ability to renew, or extend or obtain new contracts for working rigs at the end of their contract term. The excess supply would also impact the dayrates on future contracts.

If market conditions improve, inactive rigs and liftboats that are not currently being marketed could be reactivated to meet an increase in demand. Improved market conditions in the U.S. Gulf of Mexico, particularly relative to other regions, could also lead to jackup rigs, other mobile offshore drilling units and liftboats being moved into the U.S. Gulf of Mexico. Improved market conditions in any region worldwide could lead to increased construction and upgrade programs by our competitors. Some of our competitors have already announced plans to upgrade existing equipment or build additional jackup rigs with higher specifications than our rigs. According to ODS-Petrodata, as of February 24, 2010, 60 jackup rigs were under construction or on order by industry participants, national oil companies and financial investors for delivery through 2012. Many of the rigs currently under construction have not been contracted for future work, which may intensify price competition as scheduled delivery dates occur. In addition, as of February 24, 2010, we believe there were also eight liftboats under construction or on order in the United States that may be used in the U.S. Gulf of Mexico. A significant increase in the supply of jackup rigs, other mobile offshore drilling units or liftboats could adversely affect both our utilization and dayrates.

Our business involves numerous operating hazards and exposure to extreme weather and climate risks, and our insurance may not be adequate to cover our losses.

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

In addition, our drilling and liftboat operations are subject to perils of marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Tropical storms, hurricanes and other severe weather prevalent in the U.S. Gulf of Mexico, such as Hurricane Ida in November 2009, Hurricanes Gustav and Ike in September 2008, Hurricane Rita in September 2005, Hurricane Katrina in August 2005 and Hurricane Ivan in September 2004, could have a material adverse effect on our operations. During such severe weather conditions, our liftboats typically leave location and cease to earn a full dayrate. Under U.S. Coast Guard guidelines, the liftboats cannot return to work until the weather improves and seas are less than five feet. In addition, damage to our rigs, liftboats, shorebases and corporate infrastructure caused by high winds, turbulent seas, or unstable sea bottom conditions could potentially cause us to curtail operations for significant periods of time until the damages can be repaired.

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and natural gas companies and other businesses operating offshore and in coastal areas. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. Moreover, pollution and environmental risks generally are subject to significant deductibles and are not totally insurable. Risks from extreme weather and marine hazards may increase in the event of ongoing patterns of adverse changes in weather or climate.

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

As of February 24, 2010, our total contract drilling backlog for our Domestic Offshore, International Offshore, International Liftboats and Inland segments was approximately $399.7 million, excluding the amount related to our Angola contract. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. We may not be able to perform under our drilling contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), and our customers may seek to cancel or renegotiate our contracts for various reasons, including the financial crisis or falling commodity prices. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.

Our insurance coverage has become more expensive, may become unavailable in the future, and may be inadequate to cover our losses.

Our insurance coverage is subject to certain significant deductibles and levels of self-insurance, does not cover all types of losses and, in some situations, may not provide full coverage for losses or liabilities resulting from our operations. In addition, due to the losses sustained by us and the offshore drilling industry in recent years, primarily as a result of Gulf of Mexico hurricanes, we are likely to continue experiencing increased costs for available insurance coverage, which may impose higher deductibles and limit maximum aggregated recoveries, including for hurricane-related windstorm damage or loss. Insurance costs may increase in the event of ongoing patterns of adverse changes in weather or climate.

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

An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East and the Asia-Pacific region. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in India, Southeast Asia, Saudi Arabia, Mexico and West Africa. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings and piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages or strikes, particularly in the West African and Mexican labor environments;

•	unexpected changes in regulatory requirements;

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content laws, particularly in West Africa where the legislatures are active in developing new legislation;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.

In 2009, the level of political unrest, acts of terrorism, organized criminality and piracy in Nigeria decreased at certain periods. However, during the year, there were several attacks directed at the assets and operations of our largest customer, Chevron Corporation. The country is currently experiencing renewed political uncertainty due to the extended absence the president and the apparent transfer of power and authority to vice president. This political uncertainty could cause an increase in the level of political unrest, terrorism, organized criminality and piracy in Nigeria. In the past, many of our customers in Nigeria, including Chevron Corporation, have interrupted their activities during these episodes of increased terrorism, piracy and armed conflict. These interruptions in activity can be prolonged, during which time we may not receive dayrates for our liftboats.

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

We derive a significant amount of our revenue from a few energy companies. Oil and Natural Gas Corporation Limited, Chevron Corporation, Saudi Aramco and PEMEX accounted for 16%, 14%, 13% and 10% of our revenues for the year ended December 31, 2009, respectively. Chevron Corporation represented approximately 12% and 21% of our consolidated revenues for the years ended December 31, 2008 and 2007, respectively. In addition, our financial condition and results of operations will be materially adversely affected if these customers interrupt or curtail their activities, terminate their contracts with us, fail to renew their existing contracts or refuse to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates. The loss of any of these or any other significant customer could adversely affect our financial condition and results of operations.

Our results of operations for 2009 include $31.6 million ($20.5 million, net of taxes, or $0.21 per diluted share) related to (i) an allowance for doubtful accounts receivable of approximately $26.8 million associated with a customer in West Africa that is contracted to utilize one rig in our International Offshore segment, (ii) a non-cash charge of approximately $7.3 million to fully impair related deferred mobilization and contract preparation costs, partially offset by (iii) a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected.

Our jackup rigs are at a relative disadvantage to higher specification rigs, which may be more likely to obtain contracts than lower specification jackup rigs such as ours.

Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet. In addition, the announced construction of new rigs includes approximately 60 higher specification jackup rigs. Further, 21 of our 30 jackup rigs are mat-supported, which are generally limited to geographic areas with soft bottom conditions like much of the Gulf of Mexico. Most of the rigs under construction are currently without contracts, which may intensify price competition as scheduled delivery dates occur. Particularly in periods in which there is decreased rig demand, such as the current period, higher specification rigs may be more likely to obtain contracts than lower specification jackup rigs such as ours. In the past, lower specification rigs have been stacked earlier in the cycle of decreased rig demand than higher specification rigs and have been reactivated later in the cycle, which may adversely impact our business. In addition, higher specification rigs may be more adaptable to different operating conditions and therefore have greater flexibility to move to areas of demand in response to changes in market conditions. Because a majority of our rigs were designed specifically for drilling in the shallow-water U.S. Gulf of Mexico, our ability to move them to other regions in response to changes in market conditions is limited.

Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deepwater drilling programs and deeper formations, including deep natural gas prospects, requiring higher specification jackup rigs, semisubmersible drilling rigs or drillships. This trend is expected to continue and could result in a decline in demand for lower specification jackup rigs like ours, which could have an adverse impact on our financial condition and results of operations. One of our customers, PEMEX, has indicated a shifting focus in drilling rig requirements since the beginning of 2008, with more emphasis placed on independent leg cantilever rigs rated for 250 foot water depth or greater, versus mat-supported cantilever rigs rated for 200 foot water depth. Demand in Mexico for our 200 foot mat-supported cantilever fleet declined and the future contracting opportunities for such rigs in Mexico could diminish.

We may consider future acquisitions and may be unable to complete and finance future acquisitions on acceptable terms. In addition, we may fail to successfully integrate acquired assets or businesses we acquire or incorrectly predict operating results.

We may consider future acquisitions which could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Unless we have achieved a specified leverage ratio, our Credit Agreement restricts our ability to make acquisitions involving the payment of cash or the incurrence of debt. If we are restricted from using cash or incurring debt to fund a potential acquisition, we may not be able to issue, on terms we find acceptable, sufficient equity that may be required for any such permitted acquisition or investment. In addition, barring any restrictions under the Credit Agreement, we still may not be able to obtain, on terms we find acceptable, sufficient financing or funding that may be required for any such acquisition or investment.

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

Governmental laws and regulations, including those related to climate and emissions of “greenhouse gases,” may add to our costs or limit drilling activity and liftboat operations.

Our operations are affected in varying degrees by governmental laws and regulations. We are also subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the United States Customs and Border Protection Service, as well as private industry organizations such as the American Bureau of Shipping. We may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations. Moreover, the cost of compliance could be higher than anticipated. Similarly, our international operations are subject to compliance with the U.S. Foreign Corrupt Practices Act, certain international conventions and the laws, regulations and standards of other foreign countries in which we operate. It is also possible that existing and proposed governmental conventions, laws, regulations and standards, including those related to climate and emissions of “greenhouse gases,” may in the future add significantly to our operating costs or limit our activities or the activities and levels of capital spending by our customers.

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

We, as successor to TODCO, and TODCO’s former parent Transocean Holdings Inc., or Transocean, are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006. The tax sharing agreement required us to make an acceleration payment to Transocean upon completion of the TODCO acquisition. Additionally, the tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remained outstanding at December 31, 2009, assuming a Transocean stock price of $82.80 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at December 31, 2009), was approximately $1.1 million. There is no certainty that we will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.

Changes in effective tax rates, taxation of our foreign subsidiaries, limitations on utilization of our net operating losses or adverse outcomes resulting from examination of our tax returns could adversely affect our operating results and financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, Congress and foreign, state and local governments consider legislation that could increase our effective tax rates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would be on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.

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

Our liquidity depends upon cash on hand, cash from operations and availability under our revolving credit facility. In the amendment to our Credit Facility, we reduced the size of our revolving credit facility from $250.0 million to $175.0 million. The availability under the revolving credit facility is to be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay outstanding term loans under our credit facility. All borrowings under the revolving credit facility mature on July 11, 2012, and the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. No amounts were outstanding under the revolving credit facility as of December 31, 2009, although

$10.0 million in stand-by letters of credit had been issued under it. The remaining availability under the revolving credit facility is currently $165.0 million at December 31, 2009.

We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf registration statement or otherwise incur debt, we may be required to make payments on our term loan. We currently believe we will have adequate liquidity to fund our operations for the foreseeable future. However, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity offerings to fund operations and under the terms of the amendment to our credit facility, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. Furthermore, we may need to raise additional funds through public or private debt or equity offerings or asset sales to avoid a breach of our financial covenants in our Credit Facility to refinance our indebtedness or for general corporate purposes.

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

We do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our Credit Agreement restricts our ability to pay dividends or other distributions on our equity securities. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not receive a gain on their investment when they sell our common stock and may lose the entire amount of their investment.

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

Our property consists primarily of jackup rigs, barge rigs, submersible rigs, a platform rig, marine support vessels, liftboats and ancillary equipment, substantially all of which we own. Several of our vessels and substantially all of our other personal property, are pledged to collateralize our Credit Agreement and 10.5% Senior Secured Notes.

We maintain our principal executive office in Houston, Texas, which is under lease. We own an office building, yard facilities and warehouses and lease yard facilities and a waterfront dock in Houma, Louisiana. We lease office space in Lafayette, Louisiana; Al Khobar, Saudi Arabia; and Ciudad del Carmen, Mexico. We also lease a warehouse, yard facilities and office space in Broussard, Louisiana and lease warehouses and yard facilities in Al Khobar, Saudi Arabia. We lease warehouses, office space and residential premises in India and Nigeria and warehouses, yard facilities, office space, and residential premises in Malaysia. In addition, we lease a waterfront dock, yard facilities and a maintenance facility in Nigeria and an office and a residential premises in Cayman Islands, Qatar and Angola.

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

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 768 persons that allege personal injury or whose heirs claim their deaths arose out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of TODCO’s subsidiaries and certain subsidiaries of TODCO’s former parent to whom TODCO may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served against specific defendants. Approximately 700 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 100 shared periods of employment by TODCO and its former parent which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named TODCO as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named TODCO as a defendant may attempt to add TODCO as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. We continue to monitor a small group of these other cases. We have not determined which entity would be responsible for such claims under the Master Separation Agreement between TODCO and its former parent. We intend to defend ourselves vigorously and do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Dividend Policy

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HERO.” As of February 24, 2010, there were 115 stockholders of record. On February 24, 2010, the closing price of our common stock as reported by NASDAQ was $3.89 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	Price
	High	Low

2009
Fourth Quarter	$6.60	$4.21
Third Quarter	7.28	3.02
Second Quarter	5.64	1.54
First Quarter	5.92	1.07

	Price
	High	Low

2008
Fourth Quarter	$14.94	$3.06
Third Quarter	39.35	13.08
Second Quarter	39.47	24.07
First Quarter	27.52	20.00

We have not paid any cash dividends on our common stock since becoming a publicly held corporation in October 2005, and we do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our Credit Agreement and 10.5% Senior Secured Notes restrict our ability to pay dividends or other distributions on our equity securities.

Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of a	may yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Plan(2)	Plan(2)

October 1 - 31, 2009	653	$5.13	N/A	N/A
November 1 - 30, 2009	133	5.28	N/A	N/A
December 1 - 31, 2009	158	5.01	N/A	N/A

Total	944	5.13	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during 2009, 2008 or 2007, and currently do not have, a share repurchase program in place.

Item 6.	Selected Financial Data

We have derived the following condensed consolidated financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 from our audited consolidated financial statements included in Item 8 of this annual report. The condensed consolidated financial information as of December 31, 2007 and for the year ended December 31, 2006 was derived from our audited consolidated financial statements included in Item 8 of our Annual report on Form 10-K for the year ended December 31, 2008, as amended by our current report on Form 8-K filed on September 23, 2009. The condensed consolidated financial information as of December 31, 2006 and 2005 and for the year ended December 31, 2005 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K, as amended, for the year ended December 31, 2006.

We were formed in July 2004 and commenced operations in August 2004. From our formation to December 31, 2009, we completed the acquisition of TODCO and several significant asset acquisitions that impact the comparability of our historical financial results. Our financial results reflect the impact of the TODCO business and the asset acquisitions from the dates of closing. We have included pro forma information related to the TODCO acquisition in Note 4 to the Consolidated Financial Statements included in Item 8 of this annual report.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009(a)	2008(b)	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$742,851	$1,111,807	$726,278	$344,312	$161,334
Operating income (loss)	(92,146)	(1,120,913)	225,642	158,057	55,859
Income (loss) from continuing operations	(90,149)	(1,081,870)	136,012	119,050	27,456
Earnings (loss) per share from continuing operations:
Basic	$(0.93)	$(12.25)	$2.31	$3.80	$1.10
Diluted	(0.93)	(12.25)	2.28	3.70	1.08
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$140,828	$106,455	$212,452	$72,772	$47,575
Working capital	144,813	224,785	367,117	110,897	70,083
Total assets	2,277,476	2,590,895	3,643,948	605,581	354,825
Long-term debt, net of current portion	856,755	1,015,764	890,013	91,850	93,250
Total stockholders’ equity	978,512	925,315	2,011,433	394,851	215,943
Cash dividends per share	—	—	—	—	—

(a)	Includes $26.9 million ($13.1 million, net of taxes or $0.13 per diluted share) of impairment charges related to the write-down of the Hercules 110 to fair value less costs to sell during the second quarter of 2009. The sale of the rig was completed in August 2009. In addition, 2009 includes $31.6 million ($20.5 million, net of taxes or $0.21 per diluted share) related to an allowance for doubtful accounts receivable of approximately $26.8 million, associated with a customer in our International Offshore segment, a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected.

(b)	Includes $950.3 million ($950.3 million, net of taxes or $10.76 per diluted share) and $376.7 million ($236.7 million, net of taxes or $2.68 per diluted share) in impairment of goodwill and impairment of property and equipment charges, respectively.

	Year Ended	Year Ended		Year Ended	Year Ended	Year Ended
	December 31,	December 31,		December 31,	December 31,	December 31,
	2009	2008		2007	2006	2005
				(In thousands)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$138,919	$269,948		$175,741	$124,241	$54,762
Investing activities	(60,510)	(515,787)		(825,007)	(149,983)	(174,952)
Financing activities	(44,036)	139,842		788,946	50,939	153,305
Capital expenditures	76,141	585,084	(a)	155,390	204,456	168,038
Deferred drydocking expenditures	15,646	17,269		20,772	12,544	7,369

(a)	Includes the purchase of Hercules 350, Hercules 262 and Hercules 261 as well as related equipment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 included in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements”.

OVERVIEW

We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 24, 2010, we owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels and 60 liftboat vessels. In addition, we operate five liftboat vessels owned by a third party. We own four retired jackup rigs and eight retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. We have operations in nine countries on three continents. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection maintenance and decommissioning operations.

In January 2009, we reclassified four of our cold-stacked jackup rigs located in the U.S. Gulf of Mexico and 10 of our cold-stacked inland barges as retired; subsequently in each of September and November 2009, we sold one retired inland barge for approximately $0.2 million and $0.4 million, respectively. Additionally, we recently entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each and in February 2010, we entered into an agreement to sell six of our retired barges for $3.0 million.

In July 2007, we completed the acquisition of TODCO for total consideration of approximately $2.4 billion, consisting of $925.8 million in cash and 56.6 million shares of common stock. TODCO, a provider of contract drilling and marine services in the U.S. Gulf of Mexico and international markets, owned and operated 24 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig and a fleet of marine support vessels. The TODCO acquisition positioned us as a leading shallow-water drilling provider as well as expanded our international presence and diversified our fleet. We sold our nine land rigs and related equipment in the fourth quarter of 2007 and the results of operations of the land rig operations are reflected in the Consolidated Statements of Operations as a discontinued operation for all periods presented. In the first quarter of 2008, we furthered our strategic growth initiative by purchasing two jackup drilling rigs and related equipment for $220.0 million. In addition, during the second quarter of 2008, we purchased a third jackup rig and related equipment for $100.0 million.

We report our business activities in six business segments which as of February 24, 2010, included the following:

Domestic Offshore — includes 22 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eleven of the jackup rigs are either working on short-term contracts or available for contracts, ten are cold-stacked and one is mobilizing to the U.S. Gulf of Mexico from Mexico. All three submersibles are cold-stacked.

International Offshore — includes 8 jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs working offshore in each of India and Saudi Arabia. We have one jackup rig contracted offshore in Malaysia and one platform rig under contract in Mexico. In addition, we have one jackup rig warm-stacked in each of Bahrain and Gabon and one jackup rig contracted to a customer in Angola, however, the rig is currently on stand-by in Gabon. In August 2009, we closed the sale of the Hercules 110 which was cold-stacked in Trinidad.

Inland — includes a fleet of 6 conventional and 11 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and 14 are cold-stacked.

Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-eight are operating and three are cold-stacked.

International Liftboats — includes 24 liftboats.  Twenty-two are operating or available for contracts offshore West Africa, including five liftboats owned by a third party and two are operating or available for contracts in the Middle East region.

Delta Towing — our Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and along the Southeastern coast and from time to time in Mexico. Of these vessels, 21 crew boats, 16 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working or available for contracts.

In December 2009, we entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby we would market, manage and operate two Friede & Goldman Super M2 design new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and are scheduled to be delivered in the fourth quarter of 2010. We are actively marketing the rigs on an exclusive and worldwide basis.

In January 2010, we entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFESL Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The rig is currently under construction and is scheduled to be delivered in either the third or fourth quarter of 2010, depending upon the exercise of certain options available to the owner. The agreement is limited to a specified opportunity in the Middle East.

We had previously entered into similar agreements with Mosvold Middle East Jackup I Ltd. and Mosvold Middle East Jackup II Ltd. to market, manage and operate two Friede & Goldman Super M2 design new-build jackup rigs. We later terminated these agreements by mutual agreement due to uncertainties in the timing of the delivery of the rigs and disputes between the owner and the builder of the rigs.

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

RESULTS OF OPERATIONS

On July 11, 2007, we completed the acquisition of TODCO for total consideration of approximately $2.4 billion, consisting of $925.8 million in cash and 56.6 million shares of common stock. Our results include activity from this acquired business (“Acquired Assets”) from the date of acquisition.

On average, domestic industry conditions were generally weaker in 2009 as evidenced by lower utilization and average jackup, inland barge and liftboat dayrates in 2009 as compared to 2008. Although International industry conditions weakened during 2009 with lower demand for jackups and an increasing supply of jackups, our results were less impacted due to our longer-term contracts and primarily fixed dayrate contracts.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Domestic Offshore:
Number of rigs (as of end of period)	24	27	27
Revenues	$140,889	$382,358	$241,452
Operating expenses	175,473	227,884	122,131
Impairment of goodwill	—	507,194	—
Impairment of property and equipment	—	174,613	—
Depreciation and amortization expense	60,775	66,850	35,143
General and administrative expenses	6,496	4,673	6,105

Operating income (loss)	$(101,855)	$(598,856)	$78,073

International Offshore:
Number of rigs (as of end of period)	10	12	10
Revenues	$393,797	$327,983	$144,778
Operating expenses	169,418	147,899	59,593
Impairment of goodwill	—	150,886	—
Impairment of property and equipment	26,882	—	—
Depreciation and amortization expense	63,808	37,865	15,513
General and administrative expenses	35,694	2,980	1,863

Operating income (loss)	$97,995	$(11,647)	$67,809

Inland:
Number of barges (as of end of period)	17	27	27
Revenues	$19,794	$162,487	$107,100
Operating expenses	44,593	125,656	56,636
Impairment of goodwill	—	205,474	—
Impairment of property and equipment	—	202,055	—
Depreciation and amortization expense	32,465	43,107	16,264
General and administrative expenses	1,831	8,347	533

Operating income (loss)	$(59,095)	$(422,152)	$33,667

Domestic Liftboats:
Number of liftboats (as of end of period)	41	45	47
Revenues	$75,584	$94,755	$137,745
Operating expenses	48,738	54,474	59,902
Depreciation and amortization expense	20,267	21,317	24,969
General and administrative expenses	2,039	2,386	2,190

Operating income	$4,540	$16,578	$50,684

International Liftboats:
Number of liftboats (as of end of period)	24	20	18
Revenues	$88,537	$85,896	$63,282
Operating expenses	48,240	39,122	31,879
Depreciation and amortization expense	12,880	9,912	7,619
General and administrative expenses	4,990	5,990	3,888

Operating income	$22,427	$30,872	$19,896

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Delta Towing:
Revenues	$24,250	$58,328	$31,921
Operating expenses	27,674	36,676	16,050
Impairment of goodwill	—	86,733	—
Depreciation and amortization expense	7,917	10,926	4,598
General and administrative expenses	1,336	4,058	1,011

Operating income (loss)	$(12,677)	$(80,065)	$10,262

Total Company:
Revenues	$742,851	$1,111,807	$726,278
Operating expenses	514,136	631,711	346,191
Impairment of goodwill	—	950,287	—
Impairment of property and equipment	26,882	376,668	—
Depreciation and amortization expense	201,421	192,894	104,634
General and administrative expenses	92,558	81,160	49,811

Operating income (loss)	(92,146)	(1,120,913)	225,642
Interest expense	(77,986)	(63,778)	(34,859)
Expense of credit agreement fees	(15,073)	—	—
Gain (loss) on early retirment of debt	12,157	26,345	(2,182)
Other, net	3,967	3,315	6,483

Income (loss) before income taxes	(169,081)	(1,155,031)	195,084
Income tax benefit (provision)	78,932	73,161	(59,072)

Income (loss) from continuing operations	(90,149)	(1,081,870)	136,012
Income (loss) from discontinued operation, net of taxes	(1,585)	(1,520)	510

Net income (loss)	$(91,734)	$(1,083,390)	$136,522

The following table sets forth selected operational data by operating segment for the periods indicated:

	Year Ended December 31, 2009
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization(1)	per Day(2)	per Day(3)

Domestic Offshore	2,676	4,544	58.9%	$52,649	$38,616
International Offshore	3,100	3,714	83.5%	127,031	45,616
Inland	651	1,578	41.3%	30,406	28,259
Domestic Liftboats	9,535	14,804	64.4%	7,927	3,292
International Liftboats	4,293	7,209	59.6%	20,624	6,692

	Year Ended December 31, 2008
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization(1)	per Day(2)	per Day(3)

Domestic Offshore	5,907	8,166	72.3%	$64,730	$27,906
International Offshore	2,753	3,005	91.6%	119,137	49,218
Inland	4,048	5,885	68.8%	40,140	21,352
Domestic Liftboats	10,343	15,785	65.5%	9,161	3,451
International Liftboats	5,028	6,501	77.3%	17,084	6,018

	Year Ended December 31, 2007
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization(1)	per Day(2)	per Day(3)

Domestic Offshore	3,265	4,958	65.9%	$73,952	$24,633
International Offshore	1,549	1,625	95.3%	93,465	36,673
Inland	2,279	2,941	77.5%	46,994	19,257
Domestic Liftboats	11,265	16,749	67.3%	12,228	3,576
International Liftboats	5,077	6,149	82.6%	12,464	5,184

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period. Included in Domestic Offshore revenue is a total of $0.4 million related to amortization of contract specific capital expenditures reimbursed by the customer for the year ended December 31, 2007. There was no such revenue in the years ended December 31, 2009 and 2008. Included in International Offshore revenue is a total of $16.3 million, $11.6 million and $3.2 million related to amortization of deferred mobilization revenue and contract specific capital expenditures reimbursed by the customer for the years ended December 31, 2009, 2008 and 2007, respectively. Included in International Liftboats revenue is a total of $0.2 million and $0.3 million related to amortization of deferred mobilization revenue for the years ended December 31, 2009 and 2008, respectively. There was no such revenue in the year ended December 31, 2007.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per-day expenses we incur when they are under contract. Included in International Offshore operating expense is a total of $6.3 million, $5.6 million and $2.8 million related to amortization of deferred mobilization expenses for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the International Offshore 2009 amortization is a $2.6 million charge to impair the deferred mobilization costs related to one international contract. Included in International Liftboats operating expense is a total of $0.2 million related to amortization of deferred mobilization expenses for the year ended December 31, 2009. There was no such operating expense in the years ended December 31, 2008 and 2007, respectively.

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

2009 Compared to 2008

Revenues

Consolidated.  Total revenues for 2009 were $742.9 million compared with $1,111.8 million for 2008, a decrease of $369.0 million, or 33.2%. This decrease is further described below.

Domestic Offshore.  Revenues for our Domestic Offshore segment were $140.9 million for 2009 compared with $382.4 million for 2008, a decrease of $241.5 million, or 63.2%. This decline resulted from decreased operating days from 5,907 in 2008 to 2,676 in 2009 primarily due to an overall decrease in demand and our cold stacking of rigs, which contributed $170.1 million of the decrease, and lower average dayrates which contributed $71.4 million of the decrease. Average utilization was 58.9% in 2009 compared with 72.3% in 2008.

International Offshore.  Revenues for our International Offshore segment were $393.8 million for 2009 compared with $328.0 million for 2008, an increase of $65.8 million, or 20.1%. Approximately $154 million of this increase was due to increased operating days as a result of the commencement of the Hercules 260 in late April 2008, Hercules 258 in June 2008, Hercules 208 in August 2008, Hercules 261 in December 2008 and Hercules 262 in January 2009. These favorable increases were partially offset by a decrease of approximately $76 million related to the Hercules 156 and Hercules 170 being in warm stack, Hercules 206 being transferred to Domestic Offshore for cold stack in the fourth quarter of 2009 and Hercules 110 in cold stack during the 2009 until the date of sale, and a lower average dayrate realized on Hercules 205. In addition, the Hercules 185 contributed to an approximately $14 million decrease as it was in the shipyard for an upgrade for a portion of the Current Period. Average revenue per rig per day increased to $127,031 in 2009 from $119,137 in 2008 due primarily to higher average dayrates earned on Hercules 261 and Hercules 208 for a more significant portion of 2009 as well as the commencement of the Hercules 262 in January 2009, partially offset by lower average dayrates earned on Hercules 205 and Hercules 206, and Hercules 156 in warm stack a majority of the year as well as Hercules 185 which operated at a higher dayrate, but for fewer operating days.

Inland.  Revenues for our Inland segment were $19.8 million for 2009 compared with $162.5 million for the 2008, a decrease of $142.7 million, or 87.8% as a result of an industry-wide decline in drilling in the transition zones. This decrease resulted primarily from decreased operating days, 651 in 2009 compared to 4,048 in 2008, an 83.9% decrease. Available days declined 73.2% during 2009 as compared to 2008 due to our cold stacking plan. Furthermore, average utilization was 41.3% on fewer available days in 2009 compared with 68.8% in 2008 as demand in the segment declined.

Domestic Liftboats.  Revenues for our Domestic Liftboats segment were $75.6 million for 2009 compared with $94.8 million in 2008, a decrease of $19.2 million, or 20.2%. This decrease resulted primarily from lower average dayrates, which contributed $12.8 million of the decrease, as well as a $6.4 million decrease due to fewer operating days in 2009. Average revenue per vessel per day was $7,927 in 2009 compared with $9,161 in 2008, a decrease of $1,234 per day due primarily to lower dayrates in all vessel classes with a slight decrease due to mix of vessel class.

International Liftboats.  Revenues for our International Liftboats segment were $88.5 million for 2009 compared with $85.9 million in 2008, an increase of $2.6 million, or 3.1%. This increase resulted from higher average dayrates, which contributed $17.8 million of the increase, significantly offset by fewer operating days, which contributed a $15.2 million decrease. The higher average dayrate was due to increased operating days on our larger class vessels, which have higher dayrates and lower utilization on the smaller class vessels which have lower dayrates.

Delta Towing.  Revenues for our Delta Towing segment were $24.3 million for 2009 compared with $58.3 million for the 2008, a decrease of $34.1 million, or 58.4%, due to decreased activity both offshore and in the transition zone.

Operating Expenses

Consolidated.  Total operating expenses for 2009 were $514.1 million compared with $631.7 million in 2008, a decrease of $117.6 million, or 18.6%. This decrease is further described below.

Domestic Offshore.  Operating expenses for our Domestic Offshore segment were $175.5 million in 2009 compared with $227.9 million in 2008, a decrease of $52.4 million, or 23.0%. The decrease was driven primarily by lower labor, catering, repairs and maintenance, and insurance expenses primarily as a result of our cold stacking of rigs. Available days decreased to 4,544 in 2009 from 8,166 in 2008 due to our cold stacking of rigs. Average operating expenses per rig per day were $38,616 in 2009 compared with $27,906 in 2008 due in part to shore based support and cold stacked rig costs being allocated over fewer available days.

International Offshore.  Operating expenses for our International Offshore segment were $169.4 million in 2009 compared with $147.9 million in 2008, an increase of $21.5 million, or 14.5%. Available days increased to 3,714 in 2009 from 3,005 in 2008. Average operating expenses per rig per day were $45,616 in 2009 compared with $49,218 in 2008. This decrease related primarily to the Hercules 156 and Hercules 170 being in warm stack during a portion of 2009 and the initial start-up costs incurred during 2008 related to our India and Malaysia operations, partially offset by an increase due to the commencement of Hercules 261 and Hercules 262 in December 2008 and January 2009, respectively.

Inland.  Operating expenses for our Inland segment were $44.6 million in 2009 compared with $125.7 million in 2008, a decrease of $81.1 million, or 64.5%. By mid 2009, fourteen of our seventeen barges were cold stacked which significantly reduced the segment’s variable operating costs. Average operating expenses per rig per day were $28,259 in 2009 compared with $21,352 in 2008. The increase in cost per day was driven primarily by costs associated with shore based support and cold stacked barges being allocated over fewer available days.

Domestic Liftboats.  Operating expenses for our Domestic Liftboats segment were $48.7 million in 2009 compared with $54.5 million in 2008, a decrease of $5.7 million, or 10.5% due primarily to lower labor expense, fuel and oil and insurance costs. Available days decreased to 14,804 in 2009 from 15,785 in 2008 due to four vessels that were transferred to our International Liftboats Segment, these four vessels were not marketed during the third quarter 2009 in preparation of their mobilization to our International Liftboats Segment in the fourth quarter of 2009, and due to the cold stacking of several liftboats during 2009 that were available in 2008. Average operating expenses per vessel per day had a slight decrease to $3,292 per day during 2009 from $3,451 per day during 2008.

International Liftboats.  Operating expenses for our International Liftboats segment were $48.2 million for 2009 compared with $39.1 million in 2008, an increase of $9.1 million, or 23.3%. Available days increased to 7,209 in 2009 from 6,501 in 2008 largely related to the current year availability of the Whale Shark and Amberjack, which were transferred to our International Liftboats segment from the Domestic Liftboats segment during 2008. Average operating expenses per liftboat per day were $6,692 in 2009 compared with $6,018 in 2008 due to higher repairs and maintenance expenses and costs associated with transferring and preparing the four domestic vessels to work in West Africa.

Delta Towing.  Operating expenses for our Delta Towing segment were $27.7 million in 2009 compared with $36.7 million in 2008, a decrease of $9.0 million, or 24.5%. Due to the decline in activity in both offshore and the transition zone, we cold stacked certain assets in our fleet which resulted in lower labor, repairs and maintenance and fuel and oil expenses during 2009.

Impairment of Property and Equipment

Impairment of Property and Equipment in 2009 was $26.9 million compared with $376.7 million in 2008. The 2008 impairment charges of $376.7 million related to certain property and equipment on our Domestic Offshore and Inland segments in 2008. In June 2009, we entered into an agreement to sell Hercules 110, which was cold stacked in Trinidad, and incurred a $26.9 million impairment charge to write-down the rig to its fair value less costs to sell.

Depreciation and Amortization

Depreciation and amortization expense in 2009 was $201.4 million compared with $192.9 million in 2008, an increase of $8.5 million, or 4.4%. This increase resulted primarily from additional depreciation related to the commencement of Hercules 260 in late April 2008, Hercules 350 in June 2008, Hercules 208 in August 2008, Hercules 261 in December 2008 and Hercules 262 in January 2009. These increases are partially offset by reduced depreciation due to the impairment of certain rigs, barges and related equipment in the fourth quarter of 2008 and lower amortization of our international contract values.

General and Administrative Expenses

General and administrative expenses in 2009 were $92.6 million compared with $81.2 million in 2008, an increase of $11.4 million, or 14.0%. This increase relates primarily to an allowance for doubtful accounts receivable of $30.8 million, net, of which approximately $26.8 million as of December 31, 2009, related to a customer in its International Offshore segment, partially offset by the cost reduction initiatives implemented in late 2008 and in 2009 in response to the significant decline in activity in several of our business segments. In addition, 2008 included $7.5 million in executive severance related costs.

Interest Expense

Interest expense increased $14.2 million, or 22.3%. This increase was primarily related to the higher interest capitalized in 2008 and interest expense incurred on our 10.5% Senior Secured Notes issued in October 2009. In addition, the increase in interest rates after the Credit Amendment were offset by lower debt balances due to the early retirement of a portion of our term loan.

Expense of Credit Agreement Fees

During 2009, we amended our Credit Agreement and repaid and terminated a portion of our credit facility. In doing so, we recorded the write-off of certain deferred debt issuance costs and certain fees directly related to these activities totaling $15.1 million.

Gain (Loss) on Early Retirement of Debt, Net

Gain on early retirement of debt, net was $12.2 million in 2009 compared with $26.3 million in 2008, a decrease of $14.2 million or 53.9%. During 2009, we retired a portion of our term loan facility and wrote off $1.6 million in associated unamortized issuance costs. In addition, in 2009 we retired $65.8 million aggregate principal amount of the 3.375% Convertible Senior Notes for cash and equity consideration of approximately $40.1 million, resulting in a gain of $13.7 million, net of an associated write-off of a portion of our unamortized issuance costs. In 2008, the gain on early retirement of debt in the amount of $26.3 million related to the December 2008 redemption of $73.2 million accreted principal amount ($88.2 million aggregate principal amount) of the 3.375% Convertible Senior Notes for a cost of $44.8 million, net of the related write off of $2.1 million of unamortized issuance costs.

Other Income

Other income in 2009 was $4.0 million compared with $3.3 million in 2008, an increase of $0.7 million or 19.7%. This increase is primarily due to foreign currency exchange gains, partially offset by lower interest income.

Income Tax Benefit

Income tax benefit was $78.9 million on pre-tax loss of $169.1 million during 2009, compared to a benefit of $73.2 million on pre-tax loss of $1,155.0 million for 2008. The effective tax rate changed to a tax benefit of 46.7% in 2009 from a tax benefit of 6.3% in 2008. The change in the effective tax rate is due to the non-deductible goodwill impairment in 2008 as well as a state tax benefit of $14.1 million based on prior year state tax audits concluded in the fourth quarter of 2009 and a federal tax benefit of $2.5 million based on recent court cases related to alternative minimum tax positions.

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

Interest Expense

Interest expense increased $28.9 million, or 83%. The increase was primarily due to interest on our borrowings under our 2007 senior secured term loan and interest on our 3.375% Convertible Senior Notes issued in June 2008, including amortization of the original issue discount related to the 3.375% Convertible Senior Notes.

Gain (Loss) on Early Retirement of Debt, Net

In 2008, the gain on early retirement of debt in the amount of $26.3 million related to the December 2008, redemption of $73.2 million accreted principal amount ($88.2 million aggregate principal amount) of the 3.375% Convertible Senior Notes for a cost of $44.8 million which resulted in a gain of $28.4 million and the related write off of $2.1 million of unamortized issuance costs. In 2007, the loss on early retirement of debt in the amount of $2.2 million related to the write off of deferred financing fees in connection with repayment of term loan principal in April and July 2007.

Other Income

Other income in 2008 was $3.3 million compared with $6.5 million in 2007, a decrease of $3.2 million or 49%. This decrease is primarily due to lower interest income due to lower cash balances in 2008.

Income Tax Benefit (Provision)

Income tax benefit was $73.2 million on pre-tax loss of $1,155.0 million during 2008, compared to a provision of $59.1 million on pre-tax income of $195.1 million for 2007. The effective tax rate decreased to a tax benefit of 6.3% in 2008 from a tax provision of 30.3% in 2007. The decrease in the effective tax rate primarily reflects the impact of the non-deductible goodwill impairment.

Discontinued Operation

We had a loss from discontinued operation, net of taxes of $1.5 million in 2008 compared to income from discontinued operation, net of taxes of $0.5 million in 2007. The 2008 loss includes the impact of the wind down costs associated with our land rigs sold in December 2007.

Non-GAAP Financial Measures

Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income (loss), adjusted income (loss) from continuing operations, adjusted diluted earnings (loss) per share from continuing operations, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: (i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, (ii) each are components of the measures used by our management team to make day-to-day operating decisions, (iii) the Credit Agreement contains covenants that require us to maintain a total leverage ratio and a consolidated fixed charge coverage ratio, which contain Non-GAAP adjustments as components, (iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, (v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and (vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. In addition, the EBITDA and Adjusted EBITDA amounts presented in the following table should not be used for covenant compliance purposes as these amounts could differ materially from the amounts ultimately calculated under our Credit Agreement. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Operating Income (Loss)	$(92,146)	$(1,120,913)	$225,642
Adjustments:
Property and equipment impairment	26,882	376,668	—
Goodwill impairment	—	950,287	—
Executive separation and benefit related charges	—	7,468	3,090

Total adjustments	26,882	1,334,423	3,090

Adjusted Operating Income (Loss)	$(65,264)	$213,510	$228,732

Income (Loss) from Continuing Operations	$(90,149)	$(1,081,870)	$136,012
Adjustments:
Property and equipment impairment	26,882	376,668	—
Goodwill impairment	—	950,287	—
Executive separation and benefit related charges	—	7,468	3,090
(Gain) loss on early retirement of debt, net	(12,157)	(26,345)	1,524
Expense of credit agreement fees	15,073	—	—
Tax impact of adjustments	(14,799)	(133,331)	(1,615)

Total adjustments	14,999	1,174,747	2,999

Adjusted Income (Loss) from Continuing Operations	$(75,150)	$92,877	$139,011

Diluted Earnings (Loss) per Share from Continuing Operations	$(0.93)	$(12.25)	$2.28
Adjustments:
Property and equipment impairment	0.28	4.26	—
Goodwill impairment	—	10.76	—
Executive separation and benefit related charges	—	0.08	0.05
(Gain) loss on early retirement of debt, net	(0.13)	(0.30)	0.03
Expense of credit agreement fees	0.16	—	—
Tax impact of adjustments	(0.15)	(1.51)	(0.03)

Total adjustments	0.16	13.29	0.05

Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$(0.77)	$1.04	$2.33

Income (Loss) from Continuing Operations	$(90,149)	$(1,081,870)	$136,012
Interest expense	77,986	63,778	34,859
Income tax (benefit) provision	(78,932)	(73,161)	59,072
Depreciation and amortization	201,421	192,894	104,634

EBITDA	110,326	(898,359)	334,577

Adjustments:
Property and equipment impairment	26,882	376,668	—
Goodwill impairment	—	950,287	—
Executive separation and benefit related charges	—	7,468	3,090
(Gain) loss on early retirement of debt, net	(12,157)	(26,345)	1,524
Expense of credit agreement fees	15,073	—	—

Total adjustments	29,798	1,308,078	4,614

Adjusted EBITDA	$140,124	$409,719	$339,191

Critical Accounting Policies

Critical accounting policies are those that are important to our results of operations, financial condition and cash flows and require management’s most difficult, subjective or complex judgments. Different amounts would be reported under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes appearing elsewhere in this annual report. We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. We believe that our policies are generally consistent with those used by other companies in our industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. During recent periods, there has been substantial volatility and a decline in commodity prices. In addition, there has been uncertainty in the capital markets and available financing has been limited. These conditions adversely impact the business of our customers, and in turn our business. This could result in changes to estimates used in preparing our financial statements, including the assessment of certain of our assets for impairment. Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation, cash and cash equivalents and intangible assets. Inherent in such policies are certain key assumptions and estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Other Intangible Assets

In connection with the acquisition of TODCO, we allocated $17.6 million in value to certain international customer contracts. These amounts are being amortized over the life of the contracts. As of December 31, 2009, the customer contracts had a carrying value of $2.2 million, net of accumulated amortization of $15.4 million, and are included in Other Assets, Net on the Consolidated Balance Sheets.

Amortization expense was $5.0 million, $7.6 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2009 is expected to be $1.6 million in 2010 and $0.6 million in 2011.

Property and Equipment

Property and equipment represents 84.5% of our total assets as of December 31, 2009. Property and equipment is stated at cost, less accumulated depreciation. Expenditures that substantially increase the useful lives of our assets are capitalized and depreciated, while routine expenditures for repairs and maintenance items are expensed as incurred, except for expenditures for drydocking our liftboats. Drydock costs are capitalized at cost as Other Assets, Net on the Consolidated Balance Sheets and amortized on the straight-line method over a period of 12 months (see “Deferred Charges”). Depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the useful life of the asset, which is typically 15 years for our rigs and liftboats. We review our property and equipment for potential impairment when events or changes in circumstances indicate that the carrying value of any asset may not be recoverable or when reclassifications are made between property and equipment and assets held for sale. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a substantial reduction in cash flows associated with the use of the long-lived asset. For property and equipment held for use, the determination of recoverability is made based on the estimated undiscounted future net cash flows of the related asset or group of assets being reviewed. Any actual impairment charge would be recorded using the estimated discounted value of future cash flows. This evaluation requires us to make judgments regarding long-term forecasts of future revenues and costs. In turn these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Supply and demand are the key drivers of rig and vessel utilization and our ability to contract our rigs and vessels at economical rates. During periods of an oversupply, it is not uncommon for us to have rigs or vessels idled for extended periods of time, which could indicate that an asset group may be impaired. Our rigs and vessels are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may move rigs and vessels from an oversupplied region to one that is more lucrative and undersupplied when it is economical to do so. As such, our rigs and vessels are considered to be interchangeable within classes or asset groups and accordingly, we perform our impairment evaluation by asset group.

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

Useful lives of rigs and vessels are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and gas exploration and development, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs and vessels when certain events occur that directly impact our assessment of the remaining useful lives of the rigs and vessels and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs and vessels.

During the fourth quarter 2008, demand for our domestic drilling assets declined dramatically, significantly beyond our expectations. Demand in these segments is driven by underlying commodity prices which fell to levels lower than those seen in several years. The deterioration in these industry conditions in the fourth quarter negatively impacted our outlook for 2009 and we responded by cold stacking several additional rigs in 2009. We considered these factors and our change in our outlook as an indicator of impairment and assessed the rig assets of the Inland and Domestic Offshore segments for impairment. When analyzing our assets for impairment, we separate our marketable rigs, those rigs that are actively marketed and can be warm stacked or cold stacked for short periods of time depending on market conditions, from our non-marketable rigs, those rigs that have been cold stacked for an extended period of time or those rigs that we do not reasonably expect to market in the foreseeable future. Based on an undiscounted cash flow analysis, it was determined that the non-marketable rigs for both segments were impaired and we recorded an impairment charge of $376.7 million for the year ended December 31, 2008. In addition, we analyzed our other segments for impairment as of December 31, 2008 and noted that each segment had adequate undiscounted cash flows to recover their property and equipment carrying values. In 2009 we entered into an agreement to sell Hercules 110 and we realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of the rig to fair value less costs to sell during the second quarter of 2009. The sale was completed in August 2009. There were no impairment charges for the year ended December 31, 2007.

Revenue Recognition

Revenues generated from our contracts are recognized as services are performed, as long as collectability is reasonably assured. Some of our contracts also allow us to recover additional direct costs, including mobilization and demobilization costs, additional labor and additional catering costs. Additionally, some of our contracts allow us to receive fees for contract specific capital improvements to a rig. Under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, fuel, oil, rental equipment, crane overtime and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred except for mobilization revenues and reimbursement for contract specific capital expenditures, which are recognized as services are performed over the term of the related contract.

Income Taxes

Our provision for income taxes takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

In March 2007, one of our subsidiaries received an assessment from the Mexican tax authorities related to our operations for the 2004 tax year. This assessment contests our right to certain deductions and also claims the subsidiary did not remit withholding tax due on certain of these deductions. We are pursuing our alternatives to resolve this assessment.

Certain of our international rigs are owned or operated, directly or indirectly, by our wholly owned Cayman Islands subsidiaries. Most of the earnings from these subsidiaries are reinvested internationally and remittance to the United States is indefinitely postponed. We recognized $1.1 million of deferred U.S. tax expense on foreign earnings which management expects to repatriate in the future.

Allowance for Doubtful Accounts

Accounts receivable represents approximately 5.9% of our total assets and 41.6% of our current assets as of December 31, 2009. We continuously monitor our accounts receivable from our customers to identify any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions and other pertinent factors. Accounts deemed uncollectable are charged to the allowance. We establish an allowance for doubtful accounts based on the actual amount we believe is not collectable. As of December 31, 2009 and 2008, there was $38.5 million and $7.8 million in allowance for doubtful accounts, respectively. During 2009, we increased our allowance for doubtful accounts by a net $30.8 million, of which $26.8 million related to a single customer operating one rig in our International Offshore segment.

Deferred Charges

All of our U.S. flagged liftboats are required to undergo regulatory inspections on an annual basis and to be drydocked two times every five years to ensure compliance with U.S. Coast Guard regulations for vessel safety and vessel maintenance standards. Costs associated with these inspections, which generally involve setting the vessels on a drydock, are deferred, and the costs are amortized over a period of 12 months. As of December 31, 2009 and 2008, our net deferred charges related to regulatory inspection costs totaled $4.8 million and $5.4 million, respectively. The amortization of the regulatory inspection costs was reported as part of our depreciation and amortization expense.

Stock-Based Compensation

We recognize compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 718, Compensation — Stock Compensation and in accordance with such we record the grant date fair value of share-based payments awarded as compensation expense using a straight-line method over the service period. The fair value of our restricted stock grants is based on the closing price of our common stock on the date of grant. Our estimate of compensation expense requires a number of complex and subjective assumptions and changes to those assumptions could result in different valuations for individual share awards. We estimate the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). We also estimate future forfeitures and related tax effects.

We are estimating that the cost relating to stock options granted through December 31, 2009 will be $3.5 million over the remaining vesting period of 1.8 years and the cost relating to restricted shares granted through December 31, 2009 will be $4.4 million over the remaining vesting period of 0.8 years; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and subject to change.

OUTLOOK

Offshore

In general, demand for our drilling rigs is a function of our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices, with demand internationally typically driven by oil prices.

U.S. natural gas prices tend to be highly volatile. Since mid-2008, the spot price for Henry Hub natural gas has ranged from a high of $13.31 per MMBtu in July 2008, to a low of $1.88 in September 2009. As of February 24, 2010, the spot price for Henry Hub natural gas was $4.91 per MMBtu, The twelve month strip, or the average of the next twelve month’s futures contract, was $5.33 per MMBtu on February 24, 2010. A myriad of factors combined to cause natural gas prices to decline to extremely depressed levels during the late summer and fall of 2009 from its recent high in mid-2008. The worldwide economic downturn resulted in reduced energy consumption, creating a sharp decline in the demand for natural gas. On the supply side, increases in onshore production in the U.S., driven by a significant increase in onshore drilling activity through mid-2008 and increased activity in prolific unconventional natural gas basins also put downward pressure on natural gas prices. Growing deepwater production and potential increased deliveries of liquefied natural gas are additional factors which weighed on natural gas prices.

We believe the recovery in natural gas prices to recent levels has been driven by several factors, including the expectations for an economic rebound leading to a recovery in industrial demand for natural gas and the belief that the decline in North American drilling activity from its recent peak may lead to declines in production. All of these factors, together with weather, will likely remain key drivers in the natural gas market for the foreseeable future.

Oil prices also declined significantly from mid-2008 to early 2009 as a result of the anticipated effects of global economic weakness, increase in oil inventories relative to consumption and a strengthening in the U.S. dollar. The price of West Texas intermediate crude (“WTI”) declined from $145.29 as of July 3, 2008, to a multi-year low of $31.41 in December 2008. However, it has since recovered meaningfully to $79.75 as of February 24, 2010.

Many of our customers, particularly those focused in the U.S. Gulf of Mexico, significantly reduced their capital spending in 2009 relative to 2008 spending due to the substantial declines in commodity prices, the weak global economic outlook and poor capital market conditions during early 2009.

Based on 2010 capital spending surveys, we expect domestic focused exploration and production capital spending will increase in 2010. The expected higher level of capital spending, may lead to an increase in drilling activity in the shallow water U.S. Gulf of Mexico, however, activity levels will continue to be highly dependent upon natural gas prices, among other factors as our domestic focused customers often quickly adjust their drilling plans to changes in the outlook. Additionally, operators focused in the U.S., have increasingly been deploying incremental capital to other less mature basins such as the various shale formations, a trend that is expected to continue for the foreseeable future. Further, during 2009, we experienced an increase in seasonality with certain operators completing their drilling programs during the first half of the year, so as to avoid drilling during the Atlantic hurricane season. A continuation of this trend could be negative for our operating results as it would be difficult to adjust our cost structure to account for such seasonality.

While international spending programs are much longer-term in nature than typical U.S. drilling programs, and the customers tend to have greater financial resources, international capital spending also declined in 2009, following nine years of growth, but to a lesser degree. However, international focused capital spending is also expected to modestly increase during 2010.

While increased capital spending may lead to additional demand in both domestic and international regions, the offshore drilling industry is still expected to have excess capacity of jackup drilling rigs in 2010, given the current number of idle jackup rigs and expected growth in supply. As of February 24, 2010, there were a total of 79 jackup rigs in the U.S. Gulf of Mexico, with 39 contracted, 8 stacked ready, one en route and 31 in the shipyard or cold stacked. Cold stacked rigs are generally not marketed and in some cases would require significant capital to reactivate. Also as of February 24, 2010, there were 374 jackup rigs located in international markets, with 305 contracted, 34 stacked ready, 2 in port or on standby and 33 in the shipyard or cold stacked. Further, 60 new jackup rigs are either under construction or on order for delivery through 2012. Twenty-six of these are scheduled to be delivered during 2010. While we anticipate several of these orders may be delayed or cancelled, the majority of these will likely ultimately be delivered and compete with our fleet. As a result of generally higher dayrates, longer duration contracts and lower insurance costs which are prevalent internationally, among other factors, we believe the vast majority of the newbuild jackup rigs will target international regions rather than the U.S. Gulf of Mexico. Our ability to secure new contracts for our international fleet or to expand our international drilling operations may be limited by the increased supply of newbuild jackup rigs.

While potential increases in capital spending may lead to improving jackup rig demand in 2010, the expected newbuild deliveries, coupled with relatively large number of idle marketed jackup rigs, represent a significant amount of over capacity relative to current demand and may make it challenging for the industry to see any meaningful improvement in dayrates.

Nonetheless, a number of factors give us optimism for the longer term. First, with steep initial decline rates in many North American natural gas basins and a substantial reduction in the rig count from the peak, the recent strong natural gas market production growth could slow or even reverse. With respect to international markets, which are typically driven by crude oil prices, the lack of any significant oil production growth over the last five years, despite a more than doubling of international exploration and production capital spending over this period, leads us to believe that production would decline in response to a decrease in exploration and production spending.

Furthermore, the offshore drilling market remains highly competitive and cyclical, and it has historically been difficult to forecast future market conditions. While future commodity price expectations have typically been a key driver for demand for drilling rigs, other factors also affect our customers’ drilling programs, including the quality of drilling prospects, exploration success, relative production costs, availability of insurance, and political and regulatory environments, including offshore lease access. Additionally, the offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and are subject to rapid change.

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

Inland barge drilling activity has slowed dramatically over the past two years and dayrates have declined as a result of the number of the key operators that have curtailed or ceased their activity in the inland market for various reasons, including lack of funding, lack of drilling success and re-allocation of capital to other onshore basins. Activity has increased recently, with a higher percentage of the drilling focused on crude oil. As of February 24, 2010, all three of our marketed inland barges had contracts for work. While we may have some increased activity for our inland barges based on stronger capital budgets and improved natural gas prices, we expect activity levels to remain very low versus historic norms for 2010.

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

Following the active 2005 hurricane season, which caused tremendous damage to the infrastructure in the U.S. Gulf of Mexico, liftboat utilization and dayrates in the region were stronger than historical levels for approximately two years. As a result of this robust activity, many of our competitors ordered new liftboats and approximately 23 have been delivered for work in the U.S. Gulf of Mexico since January 2007. As of February 24, 2010, we believe that there are another eight liftboats under construction or on order in the U.S. that could potentially be delivered through 2011. Once delivered, these liftboats may further impact the demand and utilization of our domestic liftboat fleet. However, some of these new liftboats in the U.S. Gulf of Mexico could be offset by mobilizations to meet growing demand in other regions.

Our customers’ growth in international capital spending for the last several years, coupled with an aging infrastructure and significant increases in the cost of alternatives for servicing this infrastructure, has generally resulted in strong demand for our liftboats in West Africa. As international markets mature and the focus shifts from exploration to development in locations such as West Africa, the Middle East and Southeast Asia, we expect to experience strong demand growth for liftboats. We anticipate that there may be contract opportunities in international locations for liftboats currently working in the U.S. Gulf of Mexico and for newly constructed liftboats. In 2008 we mobilized two of our liftboats to the Middle East from the U.S. Gulf of Mexico and we recently mobilized four liftboats to West Africa from the U.S. Gulf of Mexico. While we believe that international demand for liftboats will continue to increase over the longer term, political instability in certain regions may negatively impact our customers’ capital spending plans.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for 2009 and 2008 are as follows (in millions):

	2009	2008

Net Cash Provided by Operating Activities	$138.9	$269.9
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets	—	(320.8)
Additions of Property and Equipment	(76.1)	(264.2)
Deferred Drydocking Expenditures	(15.6)	(17.3)
Sale of Marketable Securities	—	39.3
Proceeds from Sale of Assets, Net	25.8	17.0
Insurance Proceeds Received	9.1	30.2
Increase in Restricted Cash	(3.7)	—

Total	(60.5)	(515.8)

Net Cash Provided by (Used in) Financing Activities:
Short-term Debt Borrowings (Repayments), Net	(2.5)	2.5
Long-term Debt Borrowings	292.1	350.0
Long-term Debt Repayments	(403.6)	(121.5)
Redemption of 3.375% Convertible Senior Notes	(6.1)	(44.8)
Common Stock Issuance (Repurchase)	89.6	(49.2)
Proceeds from Exercise of Stock Options	—	5.1
Excess Tax Benefit from Stock-Based Arrangements	4.6	5.9
Payment of Debt Issuance Costs	(18.1)	(8.1)

Total	(44.0)	139.9

Net Increase (Decrease) in Cash and Cash Equivalents	$34.4	$(106.0)

Sources of Liquidity and Financing Arrangements

Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $482.9 million term loan and $175.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to meet certain covenants under the Credit Agreement, to refinance existing debt or for general corporate purposes. In July 2012, our $175.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of December 31, 2009, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $466.8 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.

Our Credit Agreement requires that we meet certain financial ratios and tests, which we currently meet. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent us from borrowing under the revolving credit facility, which would in turn have a material adverse effect on our available liquidity. Additionally, an event of default could result in us having to immediately repay all amounts outstanding under the term loan facility, the revolving credit facility, our 10.5% Senior Secured Notes and our 3.375% Convertible Senior Notes and in the foreclosure of liens on our assets.

Cash Requirements and Contractual Obligations

Debt

Our current debt structure is used to fund our business operations.

In July 2007, we terminated all prior facilities and entered into a new $1,050.0 million credit facility with a syndicate of financial institutions, consisting of a $900.0 million term loan and a $150.0 million revolving credit facility which is governed by the Credit Agreement. On April 28, 2008, we entered into an agreement to increase the revolving credit facility to $250.0 million.

On July 27, 2009, we amended the Credit Agreement (the “Credit Amendment”). A fee of 0.50% was paid to lenders consenting to the Credit Amendment, based on their total commitment, which approximated $4.8 million.

The Credit Amendment reduced the revolving credit facility by $75.0 million to $175.0 million. The commitment fee on the revolving credit facility increased from 0.375% to 1.00% and the letter of credit fee with respect to the undrawn amount of each letter of credit issued under the revolving credit facility increased from 1.75% to 4.00% per annum. Additionally, the Credit Amendment establishes a minimum London Interbank Offered Rate (“LIBOR”) of 2.00% for Eurodollar Loans, a minimum rate of 3.00% with respect to Alternative Base Rate (“ABR”) Loans, and increases the margin applicable to Eurodollar Loans and ABR Loans, subject to a grid based on the aggregate principal amount of the Term Loans outstanding as follows ($ in millions):

Principal Amount Outstanding		Margin Applicable to:
Less than or equal to:	Greater than:	Eurodollar Loans	ABR Loans

$882.00	$684.25	6.50%	5.50%
684.25	484.25	5.00%	4.00%
484.25	—	4.00%	3.00%

The Credit Amendment also modifies certain provisions of the Credit Agreement to, among other things:

•	Eliminate the requirement that we comply with the total leverage ratio financial covenant for the nine month period commencing October 1, 2009 and ending on June 30, 2010.

•	Amend the maximum total leverage ratio that we must comply with to the following schedule. The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio

September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00

-	At December 31, 2009, our total leverage ratio was 5.32.

•	Require us to maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents we have on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of December 31, 2009, as calculated pursuant to our Credit Agreement, our total liquidity was $305.8 million.

•	Revise the consolidated fixed charge coverage ratio definition and reduce the minimum fixed charge coverage ratio that we must maintain to the following schedule:

Fixed Charge
Period			Coverage Ratio

July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00

—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of December 31, 2009, our fixed charge coverage ratio was 1.0.

•	Require mandatory prepayments of debt outstanding under the Credit Agreement with 100% of excess cash flow as defined in the Credit Agreement for the fiscal year ending December 31, 2009 and 50% of excess cash flow thereafter and with proceeds from:

–	unsecured debt issuances, with the exception of refinancing, through June 30, 2010;

–	secured debt issuances;

–	sales of assets in excess of $25 million annually; and

–	unless we have achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.

The credit facility consists of a $482.9 million term loan which matures on July 11, 2013 and a $175.0 million revolving credit facility which matures on July 11, 2012. The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay our term loan. As of December 31, 2009, no amounts were outstanding and $10.0 million in stand-by letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $165.0 million. Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. In addition to our scheduled payments, during the fourth quarter of 2009, we used the net proceeds from the partial exercise of the underwriters’ over-allotment option and the 10.5% Senior Secured Notes due 2017, which approximated $287.5 million, as well as cash on hand to retire $379.6 million of the outstanding balance on our term loan facility. In connection with the early retirement, we recorded a pretax charge of $1.6 million, $1.0 million, net of tax, related to the write off of unamortized issuance costs. As of December 31, 2009, $482.9 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 7.18% for the year ended December 31, 2009 after giving consideration to revolver fees and derivative activity.

Other covenants contained in the Credit Agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt issuances, liens, investments, convertible notes repurchases and affiliate transactions. The Credit Agreement also contains a provision under which an event of default on any other indebtedness exceeding $25.0 million would be considered an event of default under our Credit Agreement.

In May 2008 and July 2007, we entered into derivative instruments with the purpose of hedging future interest payments on our term loan facility. We entered into a floating-to-fixed interest rate swap with varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled on December 31, 2009. We received an interest rate of three-month LIBOR and paid a fixed coupon of 2.980% over six quarters. The terms and settlement dates of the swap matched those of the term loan through July 27, 2009, the date of the Credit Amendment. We also entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010 with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay us in any quarter that actual LIBOR resets above 5.75% and we pay the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and settlement dates of the collar matched those of the term loan through July 27, 2009, the date of the Credit Amendment. As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we have prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer apply cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, we recognized a decrease in fair value of $1.7 million related to the hedge ineffectiveness of our interest rate swap and collar as Interest Expense in our Consolidated Statements of Operations for the year ended December 31, 2009. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the years ended December 31, 2008 or 2007 related to interest rate derivative instruments. The change in the fair value of our hedging instruments resulted in a decrease in derivative liabilities of $12.7 million during the year ended December 31, 2009. We had net unrealized gains on hedge transactions of $9.2 million, net of tax of $4.9 million for the year ended December 31, 2009, and net unrealized losses on hedge transactions of $6.8 million, net of tax of $3.7 million and $8.9 million, net of tax of $4.8 million for the years ended December 31, 2008 and 2007, respectively. Overall, our interest expense was increased by $18.3 million and $7.7 million during the years ended December 31, 2009 and 2008, respectively and was decreased by $0.2 million during the year ended December 31, 2007, as a result of our interest rate derivative instruments.

On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the notes will be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2010, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under our term loan facility. As of December 31, 2009, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding. The carrying amount of the 10.5% Senior Secured Notes was $292.3 million at December 31, 2009.

The notes are guaranteed by all of our existing and future restricted subsidiaries that incur or guarantee indebtedness under a credit facility, including our existing credit facility. The notes are secured by liens on all collateral that secures our obligations under our secured credit facility, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing our credit facility. Under the intercreditor agreement, the collateral agent for the lenders under our secured credit facility are generally entitled to sole control of all decisions and actions.

All the liens securing the notes may be released if our secured indebtedness, other than these notes, does not exceed the lesser of $375.0 million and 15.0% of our consolidated tangible assets. We refer to such a release as a “collateral suspension.” If a collateral suspension is in effect, the notes and the guarantees will be unsecured, and will effectively rank junior to our secured indebtedness. If, after any such release of liens on collateral, the aggregate principal amount of our secured indebtedness, other than these notes, exceeds the greater of $375.0 million and 15.0% of our consolidated tangible assets, as defined in the indenture, then the collateral obligations of the company and guarantors will be reinstated and must be complied with within 30 days of such event.

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

The indenture governing the notes also contains a provision under which an event of default by us or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the indenture if such default is: a) caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

Prior to October 15, 2012, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 110.50% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemption, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) we make such redemption not more than 90 days after the consummation of such equity offering. In addition, prior to October 15, 2013, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.

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

On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of December 31, 2009, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The carrying amount of the 3.375% Convertible Senior Notes was $83.1 million at December 31, 2009.

The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2009, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.

The indenture governing the 3.375% Convertible Senior Notes contains a provision under which an event of default by us or by any subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the indenture if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

During December 2008 and April 2009, we repurchased $88.2 million and $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes, respectively, for a cost of $44.8 million and $6.1 million, respectively. In addition, during December 2008 and April 2009 we recognized a gain of $28.4 million and $10.7 million, respectively and expensed $2.1 million and $0.4 million of unamortized issuance costs, respectively, in connection with the retirement. In June 2009, we retired $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million. In addition, we expensed $1.0 million of unamortized issuance costs in connection with the retirement. The settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of Stockholders’ Equity.

The Company also had a foreign overdraft facility, which was designed to manage local currency liquidity in Venezuela. This facility was terminated in March 2009 and all outstanding amounts were repaid.

The fair value of our 3.375% Convertible Senior Notes, 10.5% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. We believe the carrying value of our short-term debt instruments outstanding at December 31, 2008 approximate fair value. The following table provides the carrying value and fair value of our long-term debt instruments:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Term Loan Facility, due July 2013	$482.9	$468.4	$886.5	$571.8
10.5% Senior Secured Notes, due October 2017	292.3	315.8	n/a	n/a
3.375% Convertible Senior Notes due June 2038	83.1	76.8	134.8	77.2
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.5

In May 2009, we completed the annual renewal of all of our key insurance policies. Our primary marine package provides for hull and machinery coverage for our rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.2 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $100.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 12.5% of insured values per occurrence for drilling rigs, and $1.0 million per occurrence for liftboats, regardless of the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $25.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. We are self-insured for 15% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3 million deductible proving limits as required. In addition to the marine package, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate primary marine package for our Delta Towing business.

In 2009, in connection with the renewal of certain of our insurance policies, we entered into agreements to finance a portion of our annual insurance premiums. Approximately $23.3 million was financed through these arrangements, and $5.5 million was outstanding at December 31, 2009. The interest rate on the $21.4 million note is 4.15% and it is scheduled to mature in March 2010. The interest rate on the $1.9 million note is 3.75% and it is scheduled to mature in July 2010. The amounts financed in connection with the prior year renewal were fully paid as of March 31, 2009.

Common Stock Offering

In September 2009, we raised approximately $82.3 million in net proceeds from an underwritten public offering of 17,500,000 shares of our common stock. In addition, on October 9, 2009, we sold an additional 1,313,590 shares of our common stock pursuant to the partial exercise of the underwriters’ over-allotment option and raised an additional $6.3 million in net proceeds. We used a portion of the net proceeds from these sales of common stock to repay a portion of our outstanding indebtedness under our term loan facility, and may use some or all of the remaining proceeds to repay additional indebtedness.

Capital Expenditures

We expect to spend approximately $60 million on capital expenditures and drydocking during 2010. Planned capital expenditures include refurbishment or upgrades to certain of our rigs, liftboats, and other marine vessels. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs and liftboats are subject to our discretion and will depend on our view of market conditions and our cash flows. Furthermore, should we elect to reactivate cold stacked rigs, our capital expenditures may increase.

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

Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations.

The following table summarizes our contractual obligations and contingent commitments by period as of December 31, 2009:

	Payments due by Period
Contractual Obligations and	Less than	1-3	4-5	After 5
Contingent Commitments	1 Year	Years	Years	Years	Total
	(In thousands)

Recorded Obligations:
Long-term debt obligations	$4,952	$9,904	$563,919	$303,508	$882,283
Insurance notes payable	5,484	—	—	—	5,484
Interest on debt and notes payable(c)	16,936	—	—	—	16,936
Tax liabilities(b)	18,554	—	—	—	18,554
Purchase obligations(a)	3,574	—	—	—	3,574
Other	2,756	—	—	—	2,756
Unrecorded Obligations:
Interest on debt and notes payable(c)	59,739	138,160	83,918	95,406	377,223
Letters of credit	1,099	9,961	—	—	11,060
Surety bonds	37,469	—	—	—	37,469
Management compensation obligations	3,293	6,318	—	—	9,611
Purchase obligations(a)	4,546	—	—	—	4,546
Operating lease obligations	5,578	5,526	4,235	6,490	21,829

Total contractual obligations	$163,980	$169,869	$652,072	$405,404	$1,391,325

(a)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors.

(b)	Tax liabilities of $9.3 million have been excluded from the table above as a reasonably reliable estimate of the period of cash settlement cannot be made.

(c)	Estimated Interest on our Term Loan Facility and Interest Rate Collar is based on 3 month LIBOR reset quarterly and extrapolated from the forward curve dated as of the balance sheet date. There was $482.9 million outstanding under our Term Loan Facility as of December 31, 2009 and the interest estimates above assume the reduction in principal related to scheduled principal payments. The remaining interest estimates are based on the rates associated with the respective fixed rate instrument.

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

Letters of Credit and Surety Bonds

We execute letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2009, we had $48.5 million of letters of credit and surety bonds outstanding, consisting of $1.0 million in unsecured outstanding letters of credit, $10.0 million letters of credit outstanding under our revolver and $37.5 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations primarily in Mexico. If the beneficiaries called these letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. We have restricted cash of $3.7 million to support surety bonds primarily related to the Company’s Mexico operations.

Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, accounting references have been updated.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU No. 2009-5”), which amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall for the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or market approach. ASU No. 2009-5 is effective for the first reporting period after issuance. Accordingly, we adopted ASU No. 2009-5 in the third quarter 2009 with no impact to our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which was primarily codified into Topic 855, Subsequent Events in the ASC. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS No. 165 in June 2009 with no impact to our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which was primarily codified into Topic 825, Financial Instruments in the ASC. This FSP extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial reporting. This statement is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Accordingly, we adopted FSP 107-1 in June 2009 with no impact to our financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) which was primarily codified into Topic 820, Fair Value Measurements and Disclosures in the ASC. This FSP provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This statement is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted FSP 157-4 in June 2009 with no impact to our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which was primarily codified into Topic 815, Derivatives and Hedging in the ASC. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, we adopted SFAS No. 161 as of January 1, 2009 with no impact to our financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address outlook, activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our long-term international contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats and our earnings;

•	activity levels of our customers and their expectations of future energy prices;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our cost cutting measures and plans to dispose of certain assets;

•	expected completion times for our refurbishment and upgrade projects;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	our ability to effectively reactivate rigs that we have recently stacked;

•	liabilities and restrictions under coastwise laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations; and

•	expectations regarding offshore drilling activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenues, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of this annual report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand and supply for offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, West Africa and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the impact of governmental laws and regulations;

•	the adequacy and costs of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel in view of recent reductions in our personnel;

•	labor relations and work stoppages, particularly in the West African and Mexican labor environments;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage or insufficient coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.

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

As of December 31, 2009, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $83.1 million, and $292.3 million, respectively.

As of December 31, 2009 the interest rate for the $482.9 million outstanding under the term loan was 6.00%. If the interest rate averages 1% more for 2010 than the rates as of December 31, 2009, annual interest expense would increase by approximately $4.8 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our derivatives.

The fair value of our 3.375% Convertible Senior Notes, 10.5% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. We believe the carrying value of our short-term debt instruments outstanding at December 31, 2008 approximate fair value. The following table provides the carrying value and fair value of our long-term debt instruments:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Term Loan Facility, due July 2013	$482.9	$468.4	$886.5	$571.8
10.5% Senior Secured Notes due October 2017	292.3	315.8	n/a	n/a
3.375% Convertible Senior Notes due June 2038	83.1	76.8	134.8	77.2
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.5

Interest Rate Swaps and Derivatives

We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ hedge transactions such as interest rate swaps and zero cost LIBOR collars as tools to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market decreases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparty to our zero cost LIBOR collar is a creditworthy multinational commercial bank. We believe that the risk of counterparty nonperformance is not currently material, but counterparty risk has recently increased throughout the financial system. Our interest expense was increased by $18.3 million in 2009 as a result of our interest rate derivative transactions. (See the information set forth under the caption “Debt” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.)

In connection with the credit facility, in July 2007 we entered into a floating to fixed interest rate swap with the purpose of fixing the interest rate on decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million which was settled on April 1, 2009.

We also entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010, with a ceiling of 5.75% and a floor of 4.99%.

In addition, as it relates to our term loan, in May 2008 we entered into a floating to fixed interest rate swap with the purpose of fixing the interest rate on varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled as of December 31, 2009, per the agreement.

As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009. Because cash flow hedge accounting is not applied to these instruments for periods after July 27, 2009, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 are recorded in earnings. We recognized a decrease in fair value of $1.7 million related to the hedge ineffectiveness of our interest rate swap and collar as Interest Expense in our Consolidated Statements of Operations for the year ended December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Hercules Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Offshore, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (codified in FASB ASC Topic 470, “Debt”) and, as required, the consolidated financial statements have been adjusted for retrospective application. As discussed in Note 16 to the consolidated financial statements, in 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740, “Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Offshore, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston, Texas
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Hercules Offshore, Inc.:

We have audited Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hercules Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 of Hercules Offshore, Inc. and subsidiaries, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston, Texas
March 1, 2010

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current Assets:
Cash and Cash Equivalents	$140,828	$106,455
Restricted Cash	3,658	—
Accounts Receivable, Net of Allowance for Doubtful Accounts of $38,522 and $7,756 as of December 31, 2009 and 2008, respectively	133,662	293,089
Prepaids	13,706	23,033
Current Deferred Tax Asset	22,885	17,379
Assets Held for Sale	—	39,623
Other	6,675	19,946

	321,414	499,525
Property and Equipment, Net	1,923,603	2,049,030
Other Assets, Net	32,459	42,340

	$2,277,476	$2,590,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$4,952	$11,455
Insurance Notes Payable	5,484	11,126
Accounts Payable	51,868	99,823
Accrued Liabilities	67,773	83,424
Interest Payable	6,624	506
Taxes Payable	5,671	32,440
Other Current Liabilities	34,229	35,966

	176,601	274,740
Long-term Debt, Net of Current Portion	856,755	1,015,764
Other Liabilities	19,809	35,529
Deferred Income Taxes	245,799	339,547
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 116,154 and 89,459 Shares Issued, Respectively; 114,650 and 87,976 Shares Outstanding, Respectively	1,162	895
Capital in Excess of Par Value	1,921,037	1,785,462
Treasury Stock, at Cost, 1,504 Shares and 1,483 Shares, Respectively	(50,151)	(50,081)
Accumulated Other Comprehensive Loss	(5,773)	(14,932)
Retained Deficit	(887,763)	(796,029)

	978,512	925,315

	$2,277,476	$2,590,895

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$742,851	$1,111,807	$726,278
Costs and Expenses:
Operating Expenses	514,136	631,711	346,191
Impairment of Goodwill	—	950,287	—
Impairment of Property and Equipment	26,882	376,668	—
Depreciation and Amortization	201,421	192,894	104,634
General and Administrative	92,558	81,160	49,811

	834,997	2,232,720	500,636

Operating Income (Loss)	(92,146)	(1,120,913)	225,642
Other Income (Expense):
Interest Expense	(77,986)	(63,778)	(34,859)
Expense of Credit Agreement Fees	(15,073)	—	—
Gain (Loss) on Early Retirement of Debt, Net	12,157	26,345	(2,182)
Other, Net	3,967	3,315	6,483

Income (Loss) Before Income Taxes	(169,081)	(1,155,031)	195,084
Income Tax Benefit (Provision)	78,932	73,161	(59,072)

Income (Loss) from Continuing Operations	(90,149)	(1,081,870)	136,012
Income (Loss) from Discontinued Operation,
Net of Taxes	(1,585)	(1,520)	510

Net Income (Loss)	$(91,734)	$(1,083,390)	$136,522

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.93)	$(12.25)	$2.31
Income (Loss) from Discontinued Operation	(0.01)	(0.01)	0.01

Net Income (Loss)	$(0.94)	$(12.26)	$2.32

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.93)	$(12.25)	$2.28
Income (Loss) from Discontinued Operation	(0.01)	(0.01)	0.01

Net Income (Loss)	$(0.94)	$(12.26)	$2.29

Weighted Average Shares Outstanding:
Basic	97,114	88,351	58,897
Diluted	97,114	88,351	59,563

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	December 31, 2009		December 31, 2008		December 31, 2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)

Common Stock:
Balance at Beginning of Period	89,459	$895	88,876	$889	32,008	$320
Exercise of Stock Options	—	—	478	5	250	3
Issuance of Common Stock, Net	26,569	266	—	—	56,618	566
Issuance of Restricted Stock	126	1	105	1	—	—

Balance at End of Period	116,154	1,162	89,459	895	88,876	889

Capital in Excess of Par Value:
Balance at Beginning of Period	—	1,785,462	—	1,731,882	—	243,157
Exercise of Stock Options	—	—	—	5,122	—	2,052
Issuance of Common Stock, Net	—	122,762	—	—	—	1,471,379
Issuance of Restricted Stock	—	(1)	—	(1)	—	—
Compensation Expense Recognized	—	8,257	—	12,535	—	7,680
Adjustment due to Convertible Debt Accounting Change (See Note 1)	—	—	—	30,070	—	—
Compensation Capitalized as part of the Purchase Price Allocation	—	—	—	—	—	3,778
Excess Tax Benefit From Stock-Based Arrangements	—	4,571	—	5,860	—	3,836
Other	—	(14)	—	(6)	—	—

Balance at End of Period	—	1,921,037	—	1,785,462	—	1,731,882

Treasury Stock:
Balance at Beginning of Period	(1,483)	(50,081)	(19)	(582)	(6)	(220)
Repurchase of Common Stock	(21)	(70)	(1,464)	(49,499)	(13)	(362)

Balance at End of Period	(1,504)	(50,151)	(1,483)	(50,081)	(19)	(582)

Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Period	—	(14,932)	—	(8,117)	—	755
Change in Unrealized Gain (Loss) on Hedge Transactions, Net of Tax of $(4,932), $3,669 and $4,778, Respectively	—	9,159	—	(6,815)	—	(8,872)

Balance at End of Period, Net of Tax of $3,108, $8,040 and $4,371, Respectively	—	(5,773)	—	(14,932)	—	(8,117)

Retained Earnings (Deficit):
Balance at Beginning of Period	—	(796,029)	—	287,361	—	150,839
Net Income (Loss)	—	(91,734)	—	(1,083,390)	—	136,522

Balance at End of Period	—	(887,763)	—	(796,029)	—	287,361

Total Stockholders’ Equity	114,650	$978,512	87,976	$925,315	88,857	$2,011,433

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net Income (Loss)	$(91,734)	$(1,083,390)	$136,522
Other Comprehensive Income (Loss):
Reclassification of (Gains) Losses, Net included in Net Income (Loss)	10,813	5,034	(897)
Other Comprehensive Losses, Net	(1,654)	(11,849)	(7,975)

Comprehensive Income (Loss)	$(82,575)	$(1,090,205)	$127,650

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$(91,734)	$(1,083,390)	$136,522
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	201,421	192,918	109,064
Stock-Based Compensation Expense	8,257	12,535	7,680
Deferred Income Taxes	(89,295)	(118,685)	2,841
Provision for Doubtful Accounts Receivable	32,912	6,167	—
Amortization of Original Issue Discount	4,120	4,292	—
Amortization of Deferred Financing Fees	3,594	4,036	1,805
Non-Cash Loss on Derivatives	1,429	—	—
Gain on Insurance Settlement	(8,700)	—	—
Gain on Disposal of Assets	(970)	(3,029)	(4,491)
Expense of Credit Agreement Fees	15,073	—	—
(Gain) Loss on Early Retirement of Debt, Net	(12,157)	(26,345)	2,182
Impairment of Goodwill	—	950,287	—
Impairment of Property and Equipment	26,882	376,668	—
Excess Tax Benefit from Stock-Based Arrangements	(4,571)	(5,860)	(3,836)
(Increase) Decrease in Operating Assets -
Accounts Receivable	126,515	(78,510)	58,827
Insurance Claims Receivable	(402)	(840)	(13,565)
Prepaid Expenses and Other	39,889	53,635	9,263
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(37,256)	(5,482)	(6,794)
Insurance Notes Payable	(28,966)	(45,173)	(25,301)
Other Current Liabilities	(35,281)	17,125	15,239
Tax Sharing Agreement Payment	—	(4,000)	(116,003)
Other Liabilities	(11,841)	23,599	2,308

Net Cash Provided by Operating Activities	138,919	269,948	175,741
Cash Flows from Investing Activities:
Acquisition of Business, Net of Cash Acquired	—	—	(728,396)
Acquisition of Assets	—	(320,839)	—
Additions of Property and Equipment	(76,141)	(264,245)	(155,390)
Deferred Drydocking Expenditures	(15,646)	(17,269)	(20,772)
Investment in Marketable Securities	—	—	(151,675)
Proceeds from Sale of Marketable Securities	—	39,300	112,375
Insurance Proceeds Received	9,168	30,221	4,285
Proceeds from Sale of Assets, Net	25,767	17,045	109,745
(Increase) Decrease in Restricted Cash	(3,658)	—	4,821

Net Cash Used in Investing Activities	(60,510)	(515,787)	(825,007)
Cash Flow from Financing Activities:
Short-term Debt Borrowings (Repayments), Net	(2,455)	2,455	(1,395)
Long-term Debt Borrowings	292,149	350,000	900,000
Long-term Debt Repayments	(403,648)	(121,427)	(97,750)
Redemption of 3.375% Convertible Senior Notes	(6,099)	(44,848)	—
Common Stock Issuance (Repurchase)	89,600	(49,228)	—
Proceeds from Exercise of Stock Options	—	5,127	2,054
Excess Tax Benefit from Stock-Based Arrangements	4,571	5,860	3,836
Payment of Debt Issuance Costs	(18,143)	(8,097)	(17,753)
Other	(11)	—	(46)

Net Cash Provided by (Used in) Financing Activities	(44,036)	139,842	788,946

Net Increase (Decrease) in Cash and Cash Equivalents	34,373	(105,997)	139,680
Cash and Cash Equivalents at Beginning of Period	106,455	212,452	72,772

Cash and Cash Equivalents at End of Period	$140,828	$106,455	$212,452

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Organization

Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provides shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats, International Liftboats and Delta Towing segments (See Note 17). At December 31, 2009, the Company owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels operated through Delta Towing, a wholly owned subsidiary, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. In addition, the Company owns four retired jackup rigs and eight retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. In February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million (See Notes 5, 17 and 21). The Company has operations in nine countries on three continents. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection maintenance and decommissioning operations.

On July 11, 2007, the Company completed the acquisition of TODCO (See Note 4), a provider of contract oil and gas drilling services in the U.S. Gulf of Mexico and international locations. TODCO owned and operated 24 jackup rigs, 27 barge rigs, three submersible rigs, nine land rigs, one platform rig and a fleet of marine support vessels. During the fourth quarter of 2007, the Company sold the nine land rigs and related assets (See Note 5 and 6). In February 2008, the Company entered into a definitive agreement to purchase three jackup drilling rigs and related equipment for $320.0 million. The Company completed the purchase of the Hercules 350 and the Hercules 261 and related equipment during March 2008, while the purchase of the Hercules 262 and related equipment was completed in May 2008 (See Note 4).

In December 2009, the Company entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby it would market, manage and operate two Friede & Goldman Super M2 design new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and are scheduled to be delivered in the fourth quarter of 2010. The Company is actively marketing the rigs on an exclusive and worldwide basis.

In January 2010, the Company entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFESL Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The rig is currently under construction and is scheduled to be delivered in either the third or fourth quarter of 2010, depending upon the exercise of certain options available to the owner. The agreement is limited to a specified opportunity in the Middle East.

The Company had previously entered into similar agreements with Mosvold Middle East Jackup I Ltd. and Mosvold Middle East Jackup II Ltd. to market, manage and operate two Friede & Goldman Super M2 design new-build jackup rigs. The Company later terminated these agreements by mutual agreement due to uncertainties in the timing of the delivery of the rigs and disputes between the owner and the builder of the rigs.

Adjustment for Retrospective Application of FSP APB 14-1, Primarily Codified into Financial Accounting Standards Board’s (“FASB”) Codification Topic 470-20, Debt — Debt with Conversion and Other Options

The Company has adjusted the financial statements as of and for the year ended December 31, 2008 to reflect its adoption of the FASB Codification Topic 470-20, Debt — Debt with Conversion and Other Options, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. It requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. It also requires bifurcation of a component

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. The standard became effective as of January 1, 2009 and it required retrospective application to the terms of instruments as they existed for all periods presented. This adoption affects the accounting for the Company’s 3.375 percent Convertible Senior Notes due 2038 issued in 2008 (“3.375% Convertible Senior Notes”). The retrospective application of FASB Codification Topic 470-20, Debt — Debt with Conversion and Other Options only affects 2008 as no other convertible notes were issued prior to 2008.

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

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation including reclassifying the assets associated with the Hercules 100 and Hercules 110 as Assets Held for Sale which were subsequently sold in August 2009 (See Notes 2, 5 and 17).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company has restricted cash of $3.7 million as of December 31, 2009 to support surety bonds primarily related to the Company’s Mexico operations. As of December 31, 2008, the Company had no restricted cash balances outstanding.

Revenue Recognition

Revenues generated from our contracts are recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another under contracts longer than one month are recognized as services are performed over the term of the related drilling contract. Amounts related to mobilization fees are summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007

Mobilization revenue deferred	$12,180	$33,727	$6,517
Mobilization expense deferred	3,468	7,490	3,340
Mobilization revenue recognized	16,491	11,860	3,060
Mobilization expense recognized(a)	6,514	5,550	2,839

(a)	Includes a $2.6 million write-off of deferred mobilization costs in 2009 due to an impairment related to one international contract.

For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset.

The balances related to the Company’s Deferred Mobilization and Contract Preparation Costs and Deferred Mobilization Revenue are as follows (in thousands):

	Balance Sheet	As of December 31,
	Classification	2009	2008

Assets:
Deferred Mobilization and Contract Preparation Costs-Current Portion	Other	$1,092	$5,387
Deferred Mobilization and Contract Preparation Costs-Non-Current Portion	Other Assets, Net	1,651	2,999
Liabilities:
Deferred Mobilization Revenue-Current Portion	Other Current Liabilities	19,406	16,811
Deferred Mobilization Revenue-Non-Current Portion	Other Liabilities	12,628	24,198

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments awarded in accordance with FASB Codification Topic 718, Compensation — Stock Compensation and in accordance with such records the grant date fair value of share-based payments awarded as compensation expense using a straight-line method over the service period. The fair value of the Company’s restricted stock grants is based on the closing price of our common stock on the date of grant. The Company’s estimate of compensation expense requires a number of complex and subjective assumptions and changes to those assumptions could result in different valuations for individual share awards. The Company estimates the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). The Company also estimates future forfeitures and related tax effects.

The Company estimates the cost relating to stock options granted through December 31, 2009 will be $3.5 million over the remaining vesting period of 1.8 years and the cost relating to restricted shares granted through December 31, 2009 will be $4.4 million over the remaining vesting period of 0.8 years; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and subject to change.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. Management of the Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectable are charged to the allowance. The Company had an allowance of $38.5 million and $7.8 million at December 31, 2009 and 2008, respectively. During 2009, the Company increased its allowance for doubtful accounts by a net $30.8 million, of which $26.8 million related to a customer in its International Offshore segment (See Note 14).

Insurance Claims Receivable

Insurance claims receivable include amounts the Company incurred related to insurance claims the Company filed under its insurance policies. The Company did not have any outstanding insurance claims receivable at December 31, 2009. At December 31, 2008, $0.8 million was outstanding for insurance claims receivable. During the year ended December 31, 2008, the Company received $30.2 million in proceeds related primarily to the settlement of claims for damage incurred during Hurricanes Rita and Katrina as well as damage to Hercules 205 in a collision. In addition, during the year ended December 31, 2008 the Company adjusted its insurance claims receivables by $13.2 million in its final purchase price allocation and recorded additional claims of $0.9 million.

Prepaid Expenses

Prepaid expenses consist of prepaid insurance, prepaid income tax and other prepayments. At December 31, 2009 and December 31, 2008, prepaid insurance totaled $11.7 million and $14.3 million, respectively. At December 31, 2008, prepaid taxes totaled $6.4 million. There were no prepaid taxes at December 31, 2009.

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

Depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the useful lives of the assets. Depreciation of leasehold improvements is computed utilizing the straight-line method over the lease term or life of the asset, whichever is shorter.

The useful lives of property and equipment for the purposes of computing depreciation are as follows:

Years

Drilling rigs and marine equipment (salvage value of 10)%	15
Drilling machinery and equipment	3–12
Furniture and fixtures	3
Computer equipment	3–7
Automobiles and trucks	3

The carrying value of long-lived assets, principally property and equipment and excluding goodwill, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or when reclassifications are made between property and equipment and assets held for sale. Factors that might indicate a potential impairment may include, but are not limited to,

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a substantial reduction in cash flows associated with the use of the long-lived asset. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Actual impairment charges are recorded using an estimate of discounted future cash flows. This evaluation requires the Company to make judgments regarding long-term forecasts of future revenues and costs. In turn these forecasts are uncertain in that they require assumptions about demand for the Company’s services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Supply and demand are the key drivers of rig and vessel utilization and the Company’s ability to contract its rigs and vessels at economical rates. During periods of an oversupply, it is not uncommon for the Company to have rigs or vessels idled for extended periods of time, which could indicate that an asset group may be impaired. The Company’s rigs and vessels are mobile units, equipped to operate in geographic regions throughout the world and, consequently, the Company may move rigs and vessels from an oversupplied region to one that is more lucrative and undersupplied when it is economical to do so. As such, the Company’s rigs and vessels are considered to be interchangeable within classes or asset groups and accordingly, the Company performs its impairment evaluation by asset group.

The Company’s estimates, assumptions and judgments used in the application of its property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of the Company’s rigs and liftboats and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of the Company’s assets.

Useful lives of rigs and vessels are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and gas exploration and development, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. The Company evaluates the remaining useful lives of its rigs and vessels when certain events occur that directly impact its assessment of the remaining useful lives of the rigs and vessels and include changes in operating condition, functional capability and market and economic factors. The Company also considers major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs and vessels.

During the fourth quarter 2008, demand for the Company’s domestic drilling assets declined dramatically, significantly beyond expectations. Demand in these segments is driven by underlying commodity prices which fell to levels lower than those seen in several years. The deterioration in these industry conditions in the fourth quarter negatively impacted the Company’s outlook for 2009 and the Company responded by cold stacking several additional rigs. The Company considered these factors and its change in outlook as an indicator of impairment and assessed the rig assets of the Inland and Domestic Offshore segments for impairment. When analyzing its assets for impairment, the Company separates its marketable rigs, those rigs that are actively marketed and can be warm stacked or cold stacked for short periods of time depending on market conditions, from its non-marketable rigs, those rigs that have been cold stacked for an extended period of time or those rigs that the Company currently does not reasonably expect to market in the foreseeable future. Based on an undiscounted cash flow analysis, it was determined that the non-marketable rigs for both segments were impaired. The Company estimated the value of the discounted cash flows for each segment’s non-marketable rigs and recorded an impairment charge of $376.7 million for the year ended December 31, 2008. In addition,

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company analyzed its other segments for impairment as of December 31, 2008 and noted that each segment had adequate undiscounted cash flows to recover its property and equipment carrying values. In 2009 the Company entered into an agreement to sell Hercules 110 and realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of the rig to fair value less costs to sell during the second quarter of 2009 (See Notes 5 and 12). The sale was completed in August 2009. There were no impairment charges for the year ended December 31, 2007.

Goodwill

Goodwill represents the excess of the cost of business acquired over the fair value of the net assets acquired at the date of acquisition. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test. This test is generally performed by the Company on October 1 or more frequently if the Company believes impairment indicators are present. The Company determined its reporting units to be the same as its operating segments.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

	Domestic	International		Delta
	Offshore	Offshore	Inland	Towing	Total

As of December 31, 2007	$513,602	$133,046	$206,264	$87,329	$940,241
Purchase Price and Other Adjustments	(6,408)	17,840	(790)	(596)	10,046
Impairment	(507,194)	(150,886)	(205,474)	(86,733)	(950,287)

As of December 31, 2008	$—	$—	$—	$—	$—

Other Intangible Assets

In connection with the acquisition of TODCO (See Note 4), the Company allocated $17.6 million in value to certain international customer contracts. These amounts are being amortized over the life of the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts. As of December 31, 2009 and 2008, the customer contracts had a carrying value of $2.2 million and $7.2 million, net of accumulated amortization of $15.4 million and $10.4 million, respectively, and are included in Other Assets, Net on the Consolidated Balance Sheets.

Amortization expense was $5.0 million, $7.6 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2009 is expected to be $1.6 million in 2010 and $0.6 million in 2011.

Other Assets

Other assets consist of drydocking costs for marine vessels, other intangible assets, deferred costs, financing fees, investments, deposits and other. Drydock costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at December 31, 2009 and 2008 were $4.9 million and $6.5 million, respectively. Amortization expense for drydocking costs was $17.2 million, $19.0 million and $18.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt, the related unamortized deferred financing fees are expensed in connection with the repayment. Unamortized deferred financing fees at December 31, 2009 and 2008 were $14.7 million and $18.2 million, respectively. The amortization expense related to the deferred financing fees is included in Interest Expense on the Consolidated Statements of Operations. Amortization expense for financing fees was $3.6 million, $4.0 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized a pretax charge of $10.8 million, $7.0 million net of tax, related to the write off of unamortized issuance costs in connection with the July 2009 Credit Amendment, a pretax charge of $1.4 million, $0.9 million net of tax, related to the write off of unamortized issuance costs associated with the April 2009 and June 2009 retirement of a portion of its 3.375% Convertible Senior Notes, as well as a pretax charge of $1.6 million, $1.0 million net of tax, related to the write off of unamortized issuance costs associated with its early retirement of a portion of its term loan facility (See Note 10). The Company recognized a pretax charge of $2.1 million related to the write off of unamortized issuance costs in connection with the redemption of a portion of its 3.375% Convertible Senior Notes in December 2008 (See Note 10). The Company recognized a pretax charge of $2.2 million in 2007 related to the write off of deferred financing fees in connection with the early debt repayment (See Note 10).

Income Taxes

We use the liability method for determining our income taxes. The Company’s income tax provision is based upon the tax laws and rates in effect in the countries in which the Company’s operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. The Company’s effective tax rate is expected to fluctuate from year to year as operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates. Current income tax expense reflects an estimate of the Company’s income tax liability for the current year, withholding taxes, changes in prior year tax estimates as returns are filed, or from tax audit adjustments, while the net deferred tax expense or benefit represents the changes in the balance of deferred tax assets and liabilities as reported on the balance sheet.

Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company currently does not have any valuation allowances related to the tax assets. While the Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require the Company to adjust the valuation allowances for deferred tax assets. These adjustments to the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance would impact the Company’s income tax provision in the period in which such adjustments are identified and recorded.

Certain of the Company’s international rigs and liftboats are owned or operated, directly or indirectly, by the Company’s wholly owned Cayman Islands subsidiaries. Most of the earnings from these subsidiaries are reinvested internationally and remittance to the United States is indefinitely postponed. The Company recognized $1.1 million of deferred U.S. tax expense on foreign earnings which management expects to repatriate in the future. In certain circumstances, management expects that, due to the changing demands of the offshore drilling and liftboat markets and the ability to redeploy the Company’s offshore units, certain of such units will not reside in a location long enough to give rise to future tax consequences in that location. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, the Company would adjust deferred taxes accordingly (See Note 16).

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, property and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair values because of the short-term nature of the instruments.

The fair value of the Company’s 3.375% Convertible Senior Notes, 10.5% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments.

Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a numerical designation. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, accounting references have been updated.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which was primarily codified into Topic 825, Financial Instruments in the ASC. This FSP extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial reporting. This statement is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Accordingly, the Company adopted FSP 107-1 in June 2009 with no impact to its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) which was primarily codified into Topic 820, Fair Value Measurements and Disclosures in the ASC. This FSP provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This statement is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FSP 157-4 in June 2009 with no impact to its financial statements (See Note 12).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which was primarily codified into Topic 815, Derivatives and Hedging in the ASC. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, the Company adopted SFAS No. 161 as of January 1, 2009 with no impact to its financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment, Net

The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):

	December 31,
	2009	2008

Drilling rigs and marine equipment	$2,224,799	$2,206,051
Drilling machinery and equipment	80,185	46,408
Leasehold improvements	11,209	10,615
Automobiles and trucks	2,540	1,812
Computer equipment	17,787	15,294
Furniture and fixtures	1,553	1,484

Total property and equipment, at cost	2,338,073	2,281,664
Less accumulated depreciation	(414,470)	(232,634)

Total property and equipment, net	$1,923,603	$2,049,030

3.	Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Denominator:
Weighted average basic shares	97,114	88,351	58,897
Add effect of stock equivalents	—	—	666

Weighted average diluted shares	97,114	88,351	59,563

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 4,587,868, 3,009,099 and 350,080 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2009, 2008 and 2007, respectively.

4.	Asset Acquisitions and Business Combination

On July 11, 2007, the Company acquired TODCO for total consideration of approximately $2.4 billion, consisting of $925.8 million in cash and 56.6 million shares of common stock. The fair value of the shares issued was determined for accounting purposes using an average price of $25.99, which represented the average closing price of the Company’s stock for a period before and after the date of the merger agreement with TODCO. In addition, the Company incurred additional consideration in the amount of $41.6 million related primarily to transaction related costs, cash payments to non-continuing employees and the conversion of certain employee equity awards. The results of TODCO are included in the Company’s results from the date of acquisition. The acquisition expanded the Company’s international presence and diversified the Company’s fleet.

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

Year Ended
December 31,
2007
(In millions,
except per
share amounts)

Revenues	$1,182.4
Net Income	193.8
Basic earnings per share	2.19
Diluted earnings per share	2.16

In February 2008, the Company entered into a definitive agreement to purchase three jackup drilling rigs and related equipment for $320.0 million. The Company completed the purchase of the Hercules 350 and the Hercules 261 and related equipment during March 2008, while the purchase of the Hercules 262 and related equipment was completed in May 2008.

5.	Dispositions and Assets Held for Sale

In each of September and November 2009, the Company sold one retired inland barge for approximately $0.2 million and $0.4 million, respectively. Additionally, the Company recently entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each. In February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million (See Notes 1, 17 and 21).

In June 2009, the Company entered into an agreement to sell its Hercules 100 and Hercules 110 jackup drilling rigs for a total purchase price of $12.0 million. The Hercules 100 was classified as “retired” and was stacked in Sabine Pass, Texas, and the Hercules 110 was cold-stacked in Trinidad. The closing of the sale of the Hercules 100 and Hercules 110 occurred in August 2009 and the net proceeds of $11.8 million from the sale were used to repay a portion of the Company’s term loan facility. The Company realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of the Hercules 110 to fair value less costs to sell during the second quarter of 2009 (See Note 12). The financial information for the Hercules 100 has historically been reported as part of the Domestic Offshore Segment and the Hercules 110 financial information has been reported as part of the International Offshore Segment. In addition, the assets associated with the Hercules 100 and Hercules 110 are included in Assets Held for Sale on the Consolidated Balance Sheet at December 31, 2008.

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

There were no assets held for sale as of December 31, 2009. Balance sheet information for the assets held for sale as of December 31, 2008 is as follows (in thousands):

December 31,
2008

Other	$123
Property and Equipment, Net	39,500

Current Assets Held for Sale	$39,623

6.	Discontinued Operation

The Company sold its nine land rigs and related equipment in the fourth quarter of 2007 (See Note 5). The results of operations of the land rig operations are reflected in the Consolidated Statements of Operations as a discontinued operation for all periods presented.

Interest charges have been allocated to the discontinued operation in accordance with FASB Codification Topic 470-20, Presentation of Financial Statements — Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued operation to the Company’s consolidated net assets. Interest allocated to the discontinued operation was $1.1 million for the year ended December 31, 2007.

Operating results and wind down costs of the land rigs were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenues	$240	$1,818	$40,515

Income (Loss) Before Income Taxes	$(2,440)	$(2,341)	$4,429
Income Tax (Provision) Benefit	855	821	(3,919)

Income (Loss) from Discontinued Operation, Net of Taxes	$(1,585)	$(1,520)	$510

7.	Stock-based Compensation

The company recognizes compensation cost for all share-based payments awarded in accordance with FASB Codification Topic 718, Compensation — Stock Compensation and in accordance with such records the grant date fair value of share-based payments awarded as compensation expense using a straight-line method over the service period. In addition it is required that the excess tax benefit (the amount of the realized tax benefit related to deductible compensation cost in excess of the cumulative compensation cost recognized for financial reporting) be reported as cash flows from financing activities. The Company classified $4.6 million, $5.9 million, and $3.8 million in excess tax benefits as a financing cash inflow for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. On April 26, 2006, the Company’s stockholders approved an increase in the shares available for grant or award under the 2004 Plan by 1.0 million shares. Additionally, in July 2007, the Company’s stockholders approved an increase in the shares available for grant or award under the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Plan by an additional 6.8 million shares to a total of 10.3 million. At December 31, 2009, approximately 4.3 million shares were available for grant or award under the 2004 Plan. The Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of the 2004 Plan, determines all terms and conditions of awards. Most of the option and restricted stock grants issued after the initial public offering are subject to a three year vesting period with some vesting one-third on each anniversary of the grant date and others vesting on the third anniversary of the grant date. The Company issues originally issued shares upon exercise of stock options and for restricted stock grants. The fair value of restricted stock grants was calculated based on the average of the high and low trading price of the Company’s stock on the day of grant for grants prior to 2008. The fair value of restricted stock grants in 2008 and 2009 was calculated based on the closing price of the Company’s stock on the day of grant. The total fair value of restricted stock grants is amortized to expense on a straight-line basis over the vesting period.

The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of December 31, 2009 was $3.5 million and $4.4 million, respectively, and is expected to be recognized over a weighted-average period of 1.8 years and 0.8 years, respectively.

Cash received from stock option exercises was $5.1 million and $2.1 million during the years ended December 31, 2008 and 2007, respectively. There were no stock option exercises in 2009.

The Company recognized $8.3 million, $12.5 million and $7.7 million in employee stock-based compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit recognized for the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $4.4 million and $2.7 million, respectively. In conjunction with the acquisition of TODCO (See Note 4), the Company assumed 0.3 million stock options held by former TODCO employees and issued 20,608 restricted stock awards in exchange for deferred performance units held by former TODCO employees. All of these awards are fully vested. In 2007, the Company capitalized $3.8 million related to these awards as part of the purchase price allocation. The Company did not capitalize any stock-based compensation during 2009 and 2008.

The fair value of the options granted under the 2004 Plan was estimated on the date of grant using the Trinomial Lattice option pricing model with the following assumptions used:

	2009	2008	2007

Dividend yield	—	—	—
Expected price volatility	45.00%	40.8%	35.0%
Risk-free interest rate	2.08%	2.85%	4.58%
Expected life of options (in years)	6.0	6.0	5.9
Weighted-average fair value of options granted	$0.75	$6.35	$11.18

The Company currently uses the historical volatility of its common stock to estimate volatility as it now has several years of trading data. In prior years up to mid-2008, the company used the historical volatility of comparable companies to estimate its volatility. In addition, the Company used the simplified method to estimate the expected life of the options granted. The total fair value of options granted is amortized to expense on a straight-line basis over the vesting period.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the 2004 Plan as of December 31, 2009 and changes during the year then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2009	2,746,210	$17.73	7.96	$643
Granted	1,803,125	1.70
Exercised	—	n/a
Forfeited	(97,014)	12.01

Outstanding at December 31, 2009	4,452,321	11.36	6.58	6,145
Vested or Expected to Vest at December 31, 2009	4,357,647	11.40	6.56	5,985
Exercisable at December 31, 2009	2,016,835	17.34	3.89	810

The intrinsic value of options exercised during 2008 and 2007 was $11.7 million and $5.2 million. There were no options exercised in 2009.

The following table summarizes information about restricted stock outstanding as of December 31, 2009 and changes during the year then ended:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value

Non-Vested at January 1, 2009	492,304	$25.93
Granted	5,000	4.82
Vested	(125,896)	27.24
Forfeited	(22,331)	26.10

Non-Vested at December 31, 2009	349,077	25.15

The weighted-average grant date fair value of restricted stock granted during the years ended 2009, 2008 and 2007 was $4.82, $26.12 and $28.75, respectively. The total fair value of restricted stock vested during the years ended 2009, 2008 and 2007 was $0.4 million, $2.6 million and $1.4 million, respectively.

8.	Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2009	2008

Accrued Liabilities:
Taxes other than Income	$9,435	$17,610
Accrued Payroll and Employee Benefits	29,283	36,160
Accrued Self-Insurance Claims	28,768	29,541
Other	287	113

	$67,773	$83,424

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Benefit Plans

The Company currently has two 401(k) plans in which substantially all U.S. employees are eligible to participate. Under the Hercules plan and Delta Towing plan, the Company matches participant contributions equal to 100% of the first 6% of a participant’s eligible compensation. Under the Hercules plan, the Company match was reduced to 100% of the first 3% of participant eligible compensation on April 1, 2009 and subsequently eliminated on August 1, 2009. Under the Delta Towing plan the Company match was reduced to 100% of the first 3% of participant eligible compensation on April 1, 2009 and subsequently eliminated on October 1, 2009. The Company made total matching contributions of $3.4 million, $8.6 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

10.	Debt

Debt is comprised of the following (in thousands):

	December 31,	December 31,
	2009	2008

Term Loan Facility, due July 2013	$482,852	$886,500
10.5% Senior Secured Notes due October 2017	292,272	—
3.375% Convertible Senior Notes due June 2038	83,071	134,752
7.375% Senior Notes, due April 2018	3,512	3,512
Foreign Overdraft Facility	—	2,455

Total Debt	861,707	1,027,219
Less Short-term Debt and Current Portion of Long-term Debt	4,952	11,455

Total Long-term Debt, Net of Current Portion	$856,755	$1,015,764

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2010	$4,952
2011	4,952
2012	4,952
2013	551,067
2014	—
Thereafter	295,784

$861,707

Senior secured Credit Agreement

In 2007, the Company repaid and terminated its senior secured credit facility with a syndicate of financial institutions that, as amended, provided for a $140.0 million term loan and a $75.0 million revolving credit facility and recognized a pretax charge of $2.2 million related to the write off of deferred financing fees in connection with the early repayment. Additionally, the Company cancelled all derivative instruments related to the term loan, which included two interest rate swaps on a total of $70.0 million of the term loan principal and two interest rate caps on a total of $20.0 million of the term loan principal.

In connection with the July 2007 acquisition of TODCO (See Note 4), the Company obtained a new $1,050.0 million credit facility, consisting of a $900.0 million term loan facility and a $150.0 million revolving credit facility which is governed by the credit agreement (“Credit Agreement”). The proceeds from the term loan were used, together with cash on hand, to finance the cash portion of the Company’s acquisition of TODCO, to repay amounts under TODCO’s senior secured credit facility outstanding at the closing of the facility and to make certain other payments in connection with the Company’s acquisition of TODCO. In

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the new term loan facility, the Company entered into derivative instruments with the purpose of hedging future interest payments (See Note 11). In April 2008, the Company entered into an agreement to increase the revolving credit facility to $250.0 million.

July 2009 Credit Amendment

On July 27, 2009 the Company amended its Credit Agreement (“Credit Amendment”) in order to revise its covenants to be more favorable to the Company. A fee of 0.50%, which approximated $4.8 million, was paid to lenders consenting to the Credit Amendment based on their total commitment. The Credit Amendment reduced the revolving credit facility by $75.0 million to $175.0 million. The commitment fee on the revolving credit facility increased from 0.375% to 1.00% and the letter of credit fee with respect to the undrawn amount of each letter of credit issued under the revolving credit facility increased from 1.75% to 4.00% per annum. The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. Additionally, the Credit Amendment establishes a minimum London Interbank Offered Rate (“LIBOR”) rate of 2.00% for Eurodollar Loans, a minimum rate of 3.00% with respect to Alternative Base Rate (“ABR”) Loans, and increases the margin applicable to Eurodollar Loans and ABR Loans, subject to a grid based on the aggregate principal amount of the term loans outstanding as follows ($ in millions):

Principal Amount Outstanding		Margin Applicable to:
Less than or equal to:	Greater than:	Eurodollar Loans	ABR Loans

$882.00	$684.25	6.50%	5.50%
684.25	484.25	5.00%	4.00%
484.25	—	4.00%	3.00%

The Credit Amendment also modifies certain provisions of the Credit Agreement to, among other things:

•	Eliminate the requirement that the Company comply with the total leverage ratio financial covenant for the nine month period commencing October 1, 2009 and ending on June 30, 2010.

•	Amend the maximum total leverage ratio that we must comply with to the following schedule. The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio

September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00

-	At December 31, 2009, the Company’s total leverage ratio was 5.32.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Require maintenance of a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of December 31, 2009, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $305.8 million.

•	Revise the consolidated fixed charge coverage ratio definition and reduce the minimum fixed charge coverage ratio that the Company must maintain to the following schedule:

Fixed Charge
Period			Coverage Ratio

July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00

—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of December 31, 2009, the Company’s fixed charge coverage ratio was 1.0.

•	Require mandatory prepayments of debt outstanding under the Credit Agreement with 100% of excess cash flow as defined in the Credit Agreement for the fiscal year ending December 31, 2009 and 50% of excess cash flow thereafter and with proceeds from:

–	unsecured debt issuances, with the exception of refinancing, through June 30, 2010;

–	secured debt issuances;

–	sales of assets in excess of $25 million annually; and

–	unless the Company has achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.

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

Other covenants contained in the Credit Agreement restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, debt issuances, liens, investments, convertible notes repurchases and affiliate transactions. The Credit Agreement also contains a provision under which an event of default on any other indebtedness exceeding $25.0 million would be considered an event of default under the Company’s Credit Agreement.

The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of December 31, 2009. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Additionally, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both facilities are due at least on a quarterly basis and in certain instances, more frequently. In addition to its scheduled payments, during the fourth quarter of 2009, the Company used the net proceeds from the partial exercise of the underwriters’ over-allotment option and the 10.5% Senior Secured Notes due 2017, which approximated $287.5 million, as well as cash on hand to retire $379.6 million of the outstanding balance on the Company’s term loan facility. In connection with the early retirement, the Company recorded a pretax charge of $1.6 million, $1.0 million, net of tax, related to the write off of unamortized issuance costs (See Note 1).

As of December 31, 2009, no amounts were outstanding and $10.0 million in stand-by letters of credit had been issued under the revolving credit facility. The remaining availability under this revolving credit facility was $165.0 million at December 31, 2009. As of December 31, 2009, $482.9 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 7.18% for the year ended December 31, 2009 after giving consideration to revolver fees and derivative activity.

10.5% senior secured notes due 2017

On October 20, 2009, the Company completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the notes will be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2010, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under its term loan facility. As of December 31, 2009, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding. The carrying amount of the 10.5% Senior Secured Notes was $292.3 million at December 31, 2009.

The notes are guaranteed by all of the Company’s existing and future restricted subsidiaries that incur or guarantee indebtedness under a credit facility, including our existing credit facility. The notes are secured by liens on all collateral that secures the Company’s obligations under its secured credit facility, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing the Company’s credit facility. Under the intercreditor agreement, the collateral agent for the lenders under the Company’s secured credit facility is generally entitled to sole control of all decisions and actions.

All the liens securing the notes may be released if the Company’s secured indebtedness, other than these notes, does not exceed the lesser of $375.0 million and 15.0% of our consolidated tangible assets. The Company refers to such a release as a “collateral suspension.” If a collateral suspension is in effect, the notes and the guarantees will be unsecured, and will effectively rank junior to our secured indebtedness. If, after any such release of liens on collateral, the aggregate principal amount of the Company’s secured indebtedness, other than these notes, exceeds the greater of $375.0 million and 15.0% of its consolidated tangible assets, as defined in the indenture, then the collateral obligations of the Company and guarantors will be reinstated and must be complied with within 30 days of such event.

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

The indenture governing the notes also contains a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the indenture if such default is: a) caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

Prior to October 15, 2012, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 110.50% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemption, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the Company makes such redemption not more than 90 days after the consummation of such equity offering. In addition, prior to October 15, 2013, the Company may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.

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

3.375% convertible senior notes due 2038

On June 3, 2008, the Company completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. The interest on the notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. The Company will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of the Company’s common stock at an initial conversion rate of 19.9695 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of common stock, cash or a combination of cash and shares of common stock. At December 31, 2009, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million. The Company may redeem the notes at its option beginning June 6, 2013, and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change. Net proceeds of $243.5 million were used to purchase approximately 1.45 million shares, or $49.2 million, of the Company’s common stock, to repay outstanding borrowings under its

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior secured revolving credit facility which totaled $100.0 million at the time of the offering and for other general corporate purposes.

The indenture governing the 3.375% Convertible Senior Notes contains a provision under which an event of default by the Company or by any subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the indenture if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

As of January 1, 2009, the Company was required to adopt the provisions of FASB Codification Topic 470-20, Debt — Debt with Conversion and Other Options, with retrospective application to the terms of the 3.375% Convertible Senior Notes as they existed for all periods presented (See Note 1). The Consolidated Balance Sheet for December 31, 2008 has been restated to reflect the adoption, which resulted in a $30.1 million increase to Capital in Excess of Par Value, a $9.5 million increase to deferred tax liability, a $27.0 million decrease to Long-term Debt and an increase to Retained Deficit of $12.6 million. The Consolidated Statements of Operations for the year ended December 31, 2008 has also been restated to reflect the adoption. The restatement of the Consolidated Statements of Operations for the year ended December 31, 2008 resulted in the Company recognizing $4.3 million, $2.8 million, net of tax, in interest expense, or $0.03 per diluted share, related to discount amortization as well as $15.0 million, $9.7 million, net of tax, or $0.11 per diluted share, to reduce the gain on early retirement of debt associated with the December 2008 redemption. There were no other convertible notes issued prior to 2008.

The carrying amount of the equity component of the 3.375% Convertible Senior Notes was $30.1 million at both December 31, 2009 and December 31, 2008. The principal amount of the liability component of the 3.375% Convertible Senior Notes, its unamortized discount and its net carrying amount was $95.9 million, $12.8 million and $83.1 million, respectively, as of December 31, 2009 and $161.8 million, $27.0 million and $134.8 million, respectively, as of December 31, 2008. The unamortized discount is being amortized to interest expense over the expected life of the 3.375% Convertible Senior Notes which ends June 3, 2013. During the year ended December 31, 2009, the Company recognized $8.2 million, $5.3 million, net of tax, in interest expense, or $0.05 per diluted share, at an effective rate of 7.93%, of which $4.2 million related to the coupon rate of 3.375% and $4.0 million related to discount amortization.

Upon maturity or redemption, the Company determined it has the intent and ability to settle the principal amount of its 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of the Company’s common stock (“Common Stock”). There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2009 and 2008 related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in either period.

During December 2008, the Company redeemed $73.2 million accreted principal amount, or $88.2 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $44.8 million resulting in a net gain of $28.4 million. In addition, we expensed $2.1 million of unamortized issuance costs in connection with the redemption. In April 2009, the Company repurchased $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $6.1 million, resulting in a gain of $10.7 million. In addition, the Company expensed $0.4 million of unamortized issuance costs in connection with the retirement. In June 2009, the Company retired $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million. In addition, the Company expensed $1.0 million of unamortized issuance costs in connection with the retirement. The settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of Stockholders’ Equity.

Other debt

In connection with the TODCO acquisition in July 2007, one of our domestic subsidiaries assumed approximately $3.5 million of 7.375% Senior Notes due in April 2018. There are no financial or operating covenants associated with these notes.

The foreign overdraft facility obtained in the TODCO acquisition in July 2007, which was designed to manage local currency liquidity in Venezuela, was terminated in March 2009 and all outstanding amounts were repaid.

Fair value estimate

The fair value of the Company’s 3.375% Convertible Senior Notes, 10.5% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. We believe the carrying value of our short-term debt instruments outstanding at December 31, 2008 approximate fair value. The following table provides the carrying value and fair value of our long-term debt instruments:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Term Loan Facility, due July 2013	$482.9	$468.4	$886.5	$571.8
10.5% Senior Secured Notes, due October 2017	292.3	315.8	n/a	n/a
3.375% Convertible Senior Notes due June 2038	83.1	76.8	134.8	77.2
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.5

11.	Derivative Instruments and Hedging

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. The effective portion of the interest rate swaps and collar hedging the exposure to variability in expected future cash flows due to changes in interest rates is reclassified into interest expense. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedged components excluded from the assessment of effectiveness, is recognized in interest expense.

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

In May 2008 and July 2007, the Company entered into derivative instruments with the purpose of hedging future interest payments on its term loan facility. In May 2008, the Company entered into a floating to fixed interest rate swap with varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled on December 31, 2009. The Company received an interest rate of three-month LIBOR and paid a fixed coupon of 2.980% over six quarters. The terms and settlement dates of the swap matched those of the term loan through July 27, 2009, the date of the Credit Amendment. In July 2007, the Company entered into a floating to fixed interest rate swap with decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million which was settled on April 1, 2009. The Company received a payment equal to the product of three-month LIBOR and the notional amount and paid a fixed coupon of 5.307% on the notional amount over six quarters. The terms and settlement dates of the swap matched those of the term loan. In July 2007, the Company also entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010 with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay the Company in any quarter that actual LIBOR resets above 5.75% and the Company pays the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and settlement dates of the collar matched those of the term loan through July 27, 2009, the date of the Credit Amendment.

As a result of the inclusion of a LIBOR floor in the Credit Agreement, the Company does not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, the Company has prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer applies cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, the Company recognized a decrease in fair value of $1.7 million related to the interest rate swap and collar as Interest Expense in its Consolidated Statement of Operations for the year ended December 31, 2009. The Company expects to realize all of the unrealized loss in the Consolidated Statements of Operations over the next twelve months.

The following table provides the fair values of the Company’s interest rate derivatives (in thousands):

December 31, 2009		December 31, 2008
Balance Sheet	Fair	Balance Sheet	Fair
Classification	Value	Classification	Value

Derivatives(a):
Interest rate contracts:
Other	$—	Other	$21

Total Asset Derivatives	$—	Total Asset Derivatives	$21

Other Current Liabilities	$10,312	Other Current Liabilities	$15,669
Other Liabilities	—	Other Liabilities	7,324

Total Liability Derivatives	$10,312	Total Liability Derivatives	$22,993

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the effect of the Company’s interest rate derivatives on the Consolidated Statements of Operations (in thousands):

	I.			II.	III.			IV.	V.
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivatives(a)	2009	2008	2007		2009	2008	2007		2009	2008	2007

Interest rate contracts	$(1,654)	$(11,849)	$(7,975)	Interest Expense	$(16,636)	$(7,745)	$239	Interest Expense	$(1,706)	$—	$—
				Other, Net	—	—	658

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009 at which point they became ineffective and are no longer designated as such.

I.	Amount of Gain (Loss), Net of Taxes Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)

II.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

III.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

IV.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

V.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative

A summary of the changes in Accumulated Other Comprehensive Income (Loss) (in thousands):

Cumulative unrealized income, net of tax of $407 as of December 31, 2006	$755
Reclassification of gains into net income, net of tax of $483	(897)
Other comprehensive losses, net of tax of $4,295	(7,975)

Cumulative unrealized loss, net of tax of $4,371, as of December 31, 2007	$(8,117)
Reclassification of losses into net income, net of tax of $2,711	5,034
Other comprehensive losses, net of tax of $6,380	(11,849)

Cumulative unrealized loss, net of tax of $8,040, as of December 31, 2008	$(14,932)
Reclassification of losses into net income, net of tax of $5,823	10,813
Other comprehensive losses, net of tax of $891	(1,654)

Cumulative unrealized loss, net of tax of $3,108, as of December 31, 2009	$(5,773)

12.	Fair Value Measurements

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Total	Quoted Prices in	Significant
	Fair Value	Active Markets for	Other	Significant
	Measurement	Identical Asset or	Observable	Unobservable
	December 31,	Liability	Inputs	Inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Derivative Liabilities	$10,312	$—	$10,312	$—	A

The following table represents our assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of December 31, 2009 (in thousands):

	Total	Quoted Prices in	Significant
	Fair Value	Active Markets for	Other	Significant
	Measurement	Identical Asset or	Observable	Unobservable
	December 31,	Liability	Inputs	Inputs	Valuation	Total
	2009	(Level 1)	(Level 2)	(Level 3)	Technique	Gain (Loss)

Assets Held for Sale	$—	$—	$—	$—	A	$(26,882)

Long-lived assets held for sale at December 31, 2008 were written down to their fair value of $10.0 million, less cost to sell of $0.2 million (or net $9.8 million) in the second quarter of 2009, resulting in an impairment charge of approximately $26.9 million ($13.1 million, net of tax) related to Hercules 110 (See Note 5). The sale of Hercules 110 was completed in August 2009 (See Note 5).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow Information

The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown (in thousands):

Year Ended
December 31,
2007

Fair Value of Assets, net of cash acquired	$1,974,086
Goodwill	940,241
Common Stock Issuance	(1,475,763)
Total Liabilities	(710,168)

Cash Consideration, net of cash acquired	$728,396

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash paid during the period for:
Interest, net of capitalized interest	$62,297	$55,865	$36,426
Income taxes	26,942	42,854	45,893

During 2009, 2008 and 2007, the Company capitalized interest of $0.3 million, $8.8 million and $1.4 million, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company had non-cash activities related to its interest rate derivatives of $9.2 million, $(6.8) million and $(8.9) million, respectively. In addition, the Company had non-cash financing activities related to its June 2009 retirement of $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 Common Stock valued at $4.38 per share ($34.0 million) and payment of accrued interest, resulting in a gain of $4.4 million (See Note 10).

14.	Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions or in highly rated money market funds as permitted by its Credit Agreement. The balances, at many times, exceed federally insured limits.

The counterparty to the Company’s zero cost LIBOR collar is a creditworthy multinational commercial bank.

The Company’s revolving credit facility includes a diverse group of lenders with no single commitment greater than $21 million.

The Company provides services to a diversified group of customers in the oil and natural gas exploration and production industry. Credit is extended based on an evaluation of each customer’s financial condition. The Company maintains an allowance for doubtful accounts receivable based on expected collectability and establishes a reserve when payment is unlikely to occur.

The Company established an allowance for doubtful accounts receivable of approximately $26.8 million as of December 31, 2009, related to a customer in West Africa that is contracted to utilize one rig in its International Offshore segment. In addition, the Company incurred a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs. This charge is partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be settled if the receivable is not collected. The amount owed to the Company is undisputed by the customer and the Company is continuing to rigorously pursue all commercial and legal avenues for collection of its receivable. However, the Company established this allowance based on, among other factors, its recent determination that the credit risk associated with this customer has deteriorated. As a result of this determination and until such time that the credit risk improves, future dayrate from this customer will no longer meet the revenue recognition criteria due to uncertainty surrounding collectability.

15.	Sales to Major Customers

The customer base for the Company is primarily concentrated in the oil and natural gas exploration and production industry. Sales to customers exceeding 10 percent or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2009	2008	2007

Oil and Natural Gas Corporation Limited	16%	8%	—%
Chevron Corporation	14	12	21
Saudi Aramco	13	—	—
PEMEX Exploración y Producción (“PEMEX”)	10	8	3

In addition, Chevron Corporation accounted for 52.7%, 73.2% and 84.9% of the revenue for the Company’s International Liftboats segment in the years ended December 31, 2009, 2008 and 2007, respectively.

16.	Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$(271,879)	$(1,267,606)	$111,064
Foreign	102,798	112,575	84,020

Total	$(169,081)	$(1,155,031)	$195,084

The income tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current-United States	$(16,335)	$11,733	$23,262
Current-foreign	35,144	31,103	11,217
Current-state	(9,302)	1,867	3,284

Current income tax provision	9,507	44,703	37,763

Deferred-United States	(80,458)	(103,077)	23,315
Deferred-foreign	61	(5,683)	(159)
Deferred-state	(8,042)	(9,104)	(1,847)

Deferred income tax (benefit) provision	(88,439)	(117,864)	21,309

Total income tax (benefit) provision	$(78,932)	$(73,161)	$59,072

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of and changes in the net deferred taxes were as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforward (Federal, State & Foreign)	$108,307	$53,868
Credit carryforwards	14,677	31,180
Accrued expenses	14,329	15,698
Unearned income	3,417	6,370
Intangibles	5,440	3,569
Stock Based Compensation	7,046	4,523
Other	12,622	9,123

Deferred tax assets	165,838	124,331

Deferred tax liabilities:
Fixed assets	(369,639)	(428,427)
Convertible Notes	(7,018)	(10,957)
Deferred expenses	(7,602)	(2,612)
Other	(4,493)	(4,503)

Deferred tax liabilities	(388,752)	(446,499)

Net deferred tax liabilities	$(222,914)	$(322,168)

A reconciliation of statutory and effective income tax rates is as shown below:

	Year Ended December 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Effect of:
Impairment of Goodwill	—	(29.3)	—
State income taxes	8.7	0.7	0.1
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	3.8	(0.4)	(4.4)
Other	(0.8)	0.3	(0.4)

Effective rate	46.7%	6.3%	30.3%

The amount of consolidated U.S. net operating losses (“NOLs”) available as of December 31, 2009 is approximately $307.1 million. These NOLs will expire in the years 2017 through 2029. Because of the TODCO acquisition, the Company’s ability to utilize certain of its tax benefits is subject to an annual limitation, in addition to certain additional limitations resulting from TODCO’s prior transactions. However, the Company believes that, in light of the amount of the annual limitations, it should not have a material effect on the Company’s ability to utilize its tax benefits for the foreseeable future and the Company has not recorded any valuation allowance related to the tax assets. In addition, the Company has $14.7 million of non-expiring alternative minimum tax credits.

We recognized $1.1 million of deferred U.S. tax expense on foreign earnings which management expects to repatriate in the future. The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to permanently reinvest such

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. At December 31, 2009, the aggregate amount of undistributed earnings of the foreign subsidiaries was $151.6 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the remittance of these earnings.

In connection with the July 2007 acquisition of TODCO, the Company, as successor to TODCO, and TODCO’s former parent, Transocean Ltd., are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006 in a negotiated settlement of disputes between Transocean and TODCO over the terms of the original tax sharing agreement. The tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remain outstanding at December 31, 2009, assuming a Transocean stock price of $82.80 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at December 31, 2009), is approximately $1.1 million. The Company accounts for the exercise of Transocean stock options held by current and former TODCO employees and board members in the period in which such option is exercised. As tax deductions are generated from the exercise of the stock options the Company takes a current tax deduction for the value of the stock option tax deduction, pays Transocean for 55% of the tax benefit and increases additional paid-in capital by 45% of the tax benefit. Because of the Company’s current NOL position, the tax benefit of the stock option deduction is reclassified as a reduction in net deferred tax liability. There is no certainty that the Company will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in FASB ASC Topic 740, Income Taxes. Its adoption did not have a material impact on the Company’s financial statements. The Company did not derecognize any tax benefits, nor recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded interest and penalties of $6.3 million and $3.1 million through the Consolidated Statement of Operations for the years ended December 31, 2009 and 2008, respectively. In addition, in 2008 the Company recorded interest and penalties of $6.3 million as a component of goodwill related to the TODCO acquisition.

The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2005 through 2008 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004, however TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian tax returns are open for examination for the years 2002 through 2008.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Balance as of December 31, 2007	$—
Increases related to current year tax positions	5,467
Increases related to tax positions taken in earlier periods	8,009

Balance as of December 31, 2008	$13,476
Increases related to current year tax positions	141
Increases related to tax positions taken in earlier periods	—
Settlements	(88)

Balance as of December 31, 2009	$13,529

From time to time, our tax returns are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting tax assessments in Mexico and Venezuela, and may contest future assessments where we believe the assessments are meritless.

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

In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contests the Company’s right to certain deductions and also claims it did not remit withholding tax due on certain of these deductions. The Company is pursuing its alternatives to resolve this assessment. In accordance with local statutory requirements, we have provided a surety bond for an amount equal to $13.2 million as of December 31, 2009, to contest these assessments. In 2008, the Mexican tax authorities commenced an audit for the 2005 tax year. Depending on the ultimate outcome of the 2004 assessment and the 2005 audit, the Company anticipates that the Mexican tax authorities could make similar assessments for other open tax years.

As of December 31, 2009, the Company has $10.6 million unrecognized tax benefits that, if recognized, would impact the effective income tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of a potential resolution of the aforementioned ongoing tax

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audits. The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of up to $7.9 million.

17.	Segments

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

In January 2009, the Company reclassified four of its cold-stacked jackup rigs located in the U.S. Gulf of Mexico and 10 of its cold-stacked inland barges as retired. These rigs would require extensive refurbishment and currently are not expected to re-enter active service. In each of September 2009 and November 2009, the Company sold one of the retired inland barges (See Note 5). Additionally, the Company recently entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each (See Note 5) and in February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million (See Notes 1, 5 and 21).

The following describes the Company’s reporting segments as of December 31, 2009:

Domestic Offshore — includes 21 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eleven of the jackup rigs are either working on short-term contracts or available. Ten are cold-stacked. All three submersibles are cold-stacked.

International Offshore — includes nine jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has two jackup rigs working offshore in each of India and Saudi Arabia. The Company has one jackup rig working offshore in Malaysia, one jackup rig contracted for work in Angola as well as one jackup rig warm-stacked in each of Bahrain and Gabon. The Company has one jackup rig and one platform rig operating in Mexico. In August 2009, the Company closed the sale of the Hercules 110 which was cold-stacked in Trinidad (See Note 5).

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

International Liftboats — includes 24 liftboats.  Twenty-two are operating or available for contract offshore West Africa, including five liftboats owned by a third party. Two liftboats are operating or available for contract in the Middle East region.

Delta Towing — the Company’s Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 17 shale barges and four spud barges along and in the U.S. Gulf of Mexico and along the Southeastern coast and from time to time in Mexico. Of these vessels, 22 crew boats, 16 inland tugs and five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working or available for contracts.

The Company’s jackup rigs, submersible rigs and platform rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels that support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding reportable segments is as follows (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	and		from	and
	Revenue	Operations	Amortization	Revenue	Operations	Amortization

Domestic Offshore(a)	$140,889	$(101,855)	$60,775	$382,358	$(598,856)	$66,850
International Offshore(b)	393,797	97,995	63,808	327,983	(11,647)	37,865
Inland(c)	19,794	(59,095)	32,465	162,487	(422,152)	43,107
Domestic Liftboats	75,584	4,540	20,267	94,755	16,578	21,317
International Liftboats	88,537	22,427	12,880	85,896	30,872	9,912
Delta Towing(d)	24,250	(12,677)	7,917	58,328	(80,065)	10,926

	$742,851	$(48,665)	$198,112	$1,111,807	$(1,065,270)	$189,977
Corporate	—	(43,481)	3,309	—	(55,643)	2,917

Total Company	$742,851	$(92,146)	$201,421	$1,111,807	$(1,120,913)	$192,894

(a)	2008 Income (Loss) from Operations includes $507.2 million and $174.6 million in impairment of goodwill and impairment of property and equipment charges, respectively.

(b)	2009 Income (Loss) from Operations includes an impairment of property and equipment charge of $26.9 million as well as an allowance for doubtful accounts receivable of approximately $26.8 million, related to a customer in West Africa that is contracted to utilize one rig in its International Offshore segment, a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected. In addition, 2008 Income (Loss) from Operations includes an impairment of goodwill charge of $150.9 million.

(c)	2008 Income (Loss) from Operations includes $205.5 million and $202.1 million in impairment of goodwill and impairment of property and equipment charges, respectively.

(d)	2008 Income (Loss) from Operations includes an impairment of goodwill charge of $86.7 million.

	Year Ended December 31, 2007
		Income	Depreciation
		from	and
	Revenue	Operations	Amortization

Domestic Offshore	$241,452	$78,073	$35,143
International Offshore	144,778	67,809	15,513
Inland	107,100	33,667	16,264
Domestic Liftboats	137,745	50,684	24,969
International Liftboats	63,282	19,896	7,619
Delta Towing	31,921	10,262	4,598

	$726,278	$260,391	$104,106
Corporate	—	(34,749)	528

Total Company	$726,278	$225,642	$104,634

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	December 31,	December 31,
	2009	2008

Domestic Offshore	$870,723	$930,988
International Offshore	860,252	955,911
Inland	160,354	217,477
Domestic Liftboats	88,942	148,307
International Liftboats	164,221	168,356
Delta Towing	62,563	92,371
Corporate	70,421	77,485

Total Company	$2,277,476	$2,590,895

	Year Ended December 31,
	2009	2008(a)	2007

Capital Expenditures and Deferred Drydocking Expenditures:
Domestic Offshore	$8,665	$139,893	$22,720
International Offshore	46,246	390,732	78,455
Inland	9,886	39,739	17,145
Domestic Liftboats	11,025	12,362	16,950
International Liftboats	15,717	8,302	20,183
Delta Towing	248	4,125	4,024
Corporate	—	7,200	16,685

Total Company	$91,787	$602,353	$176,162

(a)	Includes the purchase of Hercules 350, Hercules 262 and Hercules 261 as well as related equipment (See Note 4).

A substantial portion of our assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods. The following tables present revenues and long-lived assets by country based on the location of the service provided (in thousands):

	Year Ended December 31,
	2009	2008	2007

Operating Revenues:
United States	$258,868	$697,930	$514,911
Saudi Arabia	109,256	371	—
India	122,016	93,544	52,501
Mexico	77,245	90,815	28,364
Nigeria	75,016	83,141	60,384
Malaysia	47,006	17,367	—
Other(a)	53,444	128,639	70,118

Total	$742,851	$1,111,807	$726,278

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2009	2008

Long-Lived Assets:
United States	$1,122,294	$1,224,564
Saudi Arabia	311,365	301,147
India	147,497	157,686
Mexico	50,728	101,429
Nigeria	115,656	79,886
Malaysia	58,965	74,840
Other(a)	149,557	151,818

Total	$1,956,062	$2,091,370

(a)	Other represents countries in which we operate that individually had operating revenues or long-lived assets representing less than 4% of total operating revenues or total long-lived assets.

18.	Commitments and Contingencies

Operating Leases

The Company has non-cancellable operating lease commitments that expire at various dates through 2017. As of December 31, 2009, future minimum lease payments related to non-cancellable operating leases were as follows (in thousands):

Years Ended December 31,

2010	$5,578
2011	3,136
2012	2,390
2013	2,144
2014	2,091
Thereafter	6,490

Total	$21,829

Rental expense for all operating leases was $15.3 million, $13.3 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2009, management did not believe any accruals were necessary in accordance with FASB Codification Topic 450-20, Contingencies — Loss Contingencies.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of this case will have a material adverse effect on its consolidated results of operations, financial position or cash flows. The Company continues to monitor this matter.

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 768 persons that allege personal injury or whose heirs claim their deaths arose out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of TODCO’s subsidiaries and certain subsidiaries of TODCO’s former parent to whom TODCO may owe indemnity, and other unaffiliated defendant companies, including companies that allegedly manufactured drilling-related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served against specific defendants. Approximately 700 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 100 shared periods of employment by TODCO and its former parent which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named TODCO as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named TODCO as a defendant may attempt to add TODCO as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. The Company continues to monitor a small group of these other cases. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between TODCO and its former parent. The Company intends to defend vigorously and does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

In May 2009, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.2 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $100.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 12.5% of insured values per occurrence for drilling rigs, and $1.0 million per occurrence for liftboats, regardless of the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $25.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. The Company is self-insured for 15% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3 million deductible proving limits as required. In addition to the marine package, the Company has separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate primary marine package for its Delta Towing business.

In 2009, in connection with the renewal of certain of its insurance policies, the Company entered into agreements to finance a portion of its annual insurance premiums. Approximately $23.3 million was financed through these arrangements, and $5.5 million was outstanding at December 31, 2009. The interest rate on the $21.4 million note is 4.15% and the note is scheduled to mature in March 2010. The interest rate on the $1.9 million note is 3.75% and it is scheduled to mature in July 2010. There was $11.1 million outstanding in insurance notes payable at December 31, 2008 at an interest rate of 4.42%. The amounts financed in connection with the prior year renewal were fully paid as of March 31, 2009.

Surety Bonds and Unsecured Letters of Credit

The Company had $37.5 million outstanding related to surety bonds at December 31, 2009. The surety bonds guarantee our performance as it relates to the Company’s drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated primarily in Mexico.

The Company had $1.0 million in unsecured letters of credit outstanding at December 31, 2009.

Insurance Claims

The Company acquired several jackup rigs in the TODCO acquisition (See Note 4) that were damaged by Hurricanes Rita and Katrina and one jackup rig that was damaged in a collision. During the year ended December 31, 2008, the Company received $30.2 million in proceeds related primarily to the settlement of claims for damage incurred during Hurricanes Rita and Katrina as well as damage to Hercules 205 in a collision. At December 31, 2008, $0.8 million was outstanding for insurance claims receivable. The Company had no outstanding insurance claims receivable at December 31, 2009.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Interim Financial Data

Unaudited interim financial information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30(a)	September 30	December 31(b)

2009
Revenues	$223,491	$183,691	$159,262	$176,407
Operating Income (Loss)	9,109	(25,829)	(32,712)	(42,714)
Loss from Continuing Operations	(4,511)	(11,787)	(46,970)	(26,881)
Income (Loss) from Discontinued Operation, Net of Taxes	(433)	(242)	(1,290)	380

Net Loss	$(4,944)	$(12,029)	$(48,260)	$(26,501)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.05)	$(0.13)	$(0.48)	$(0.23)
Income (Loss) from Discontinued Operation	(0.01)	(0.01)	(0.02)	—

Net Loss	$(0.06)	$(0.14)	$(0.50)	$(0.23)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.05)	$(0.13)	$(0.48)	$(0.23)
Income (Loss) from Discontinued Operation	(0.01)	(0.01)	(0.02)	—

Net Loss	$(0.06)	$(0.14)	$(0.50)	$(0.23)

(a)	Includes approximately $26.9 million of impairment charges related to the write-down of Hercules 110 to fair value less costs to sell during the second quarter of 2009 (See Notes 5 and 12). The sale was completed in August 2009.

(b)	Includes an allowance for doubtful accounts receivable of approximately $26.8 million as of December 31, 2009, related to a customer in West Africa that is contracted to utilize one rig in the Company’s International Offshore segment, a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected (See Notes 1 and 14).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
2008
Revenues	$212,494	$270,106	$315,738	$313,469
Operating Income (Loss)	21,364	40,852	67,057	(1,250,186)
Income (Loss) from Continuing Operations	4,875	16,388	31,855	(1,134,988)
Loss from Discontinued Operation, Net of Taxes	(389)	(209)	(168)	(754)

Net Income (Loss)	$4,486	$16,179	$31,687	$(1,135,742)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.05	$0.18	$0.36	$(12.90)
Loss from Discontinued Operation	—	—	—	(0.01)

Net Income (Loss)	$0.05	$0.18	$0.36	$(12.91)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.05	$0.18	$0.36	$(12.90)
Loss from Discontinued Operation	—	—	—	(0.01)

Net Income (Loss)	$0.05	$0.18	$0.36	$(12.91)

(a)	Includes $950.3 million and $376.7 million in impairment of goodwill and impairment of property and equipment charges, respectively (See Note 1).

20.	Related Parties

The Company engages in transactions in the ordinary course of business with entities with whom certain of our directors or members of management have a relationship. The Company has determined that these transactions were carried out on an arm’s-length basis and are not material individually or in the aggregate. All of these transactions were approved in accordance with the Company’s Policy on Covered Transactions with Related Persons. The following provides a brief description of these relationships.

•	The Company’s Chairman of the Board and its Senior Vice President and Chief Financial Officer are members of the Board of Directors for T-3 Energy Services, Inc., an oil field equipment and services company.

•	The Company’s current Chairman of the Board of Directors is also a Senior Advisor to Lime Rock Partners, who owns a controlling interest in IDM Group, Ltd. (Cyprus) who purchased Louisiana Electric Rig Services, Inc., an equipment manufacturing and service company, and Southwest Oilfield Products, Inc., an oilfield equipment manufacturing company, in December 2008 and June 2008, respectively, and who holds an investment interest in Allis-Chalmers Energy Inc., an oilfield equipment and services company. In addition, the Company’s former Chairman of the Board of Directors is a Managing Director of Lime Rock Partners.

•	Another member of the Company’s Board of Directors serves on the Board of Directors for Peregrine Oil & Gas LP, an exploration and production company, and is the Chairman of the Board for Carrizo Oil & Gas, Inc., an exploration and production company. In addition, another of the Company’s directors serves on the Board of Directors for Carrizo Oil & Gas, Inc.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A member of the Company’s Board of Directors is a member of the Board of Directors of HCC Insurance Holdings, a specialty insurance group.

•	The Company holds a three percent investment in each of Hall-Houston Exploration II, L.P. and Hall-Houston Exploration III, L.P., exploration and production funds.

21.	Subsequent Event

In February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million (See Notes 1, 5 and 17).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including John T. Rynd, our Chief Executive Officer and President, and Lisa W. Rodriguez, our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, Mr. Rynd and Ms. Rodriguez, acting in their capacities as our principal executive officer and our principal financial officer, concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report entitled “Report of Independent Registered Public Accounting Firm” which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year on December 31, 2009.

Code of Business Conduct and Ethical Practices

We have adopted a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code in the “Corporate Governance” section of our internet website at www.herculesoffshore.com . Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Corporate Secretary at 9 Greenway Plaza, Suite 2200, Houston, Texas 77046. Any waivers of the code must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted in the “Corporate Governance” section of our internet website at www.herculesoffshore.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this report:

(1) Financial Statements

(2) Consolidated Financial Statement Schedule on page 117 of this Report.

(3) The Exhibits of the Company listed below in Item 15(b)

(b) Exhibits

Exhibit
Number		Description

1.1	—	Underwriting Agreement, dated September 24, 2009, by and between Hercules Offshore, Inc. and Morgan Stanley & Co. Incorporated and UBS Securities LLC, as representatives of the underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to Hercules’ Current Report on Form 8-K dated September 30, 2009).
2.1	—	Plan of Conversion (incorporated by reference to Exhibit 2.1 to Hercules’ Registration Statement on Form S-1 (Registration No. 333-126457), as amended (the “S-1 Registration Statement”), originally filed on July 8, 2005).
2.2	—	Amended and Restated Agreement and Plan of Merger, dated effective as of March 18, 2007, by and among Hercules, THE Hercules Offshore Drilling Company LLC and TODCO (incorporated by reference to Annex A to the Joint Proxy/Statement Prospectus included in Part I of Hercules’ Registration Statement on Form S-4 (Registration No. 333-142314), as amended (the “S-4 Registration Statement”), originally filed April 24, 2007).
3.1	—	Certificate of Incorporation of Hercules (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated November 1, 2005 (File No. 0-51582) (the “2005 Form 8-K”)).
3.2	—	Amended and Restated Bylaws (effective December 31, 2009) (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated December 8, 2009).
4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.2	—	Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the 2005 Form 8-K).
4.3	—	Amendment No. 1 to Rights Agreement, dated as of February 1, 2008, between Hercules and American Stock Transfer & Trust Company, as rights agent.
4.4	—	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the 2005 Form 8-K).
4.5	—	Credit Agreement dated as of July 11, 2007 among Hercules, as borrower, its subsidiaries party thereto, as guarantors, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Amegy Bank National Association and Comerica Bank, as co-syndication agents, Deutsche Bank AG Cayman Islands Branch and Jefferies Finance LLC, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2007 (File No. 0-51582)). Hercules and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Hercules and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Hercules agrees to furnish a copy of such instruments to the SEC upon request.
4.6	—	Indenture, dated as of June 3, 2008, by and between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to Hercules’ Current Report on Form 8-K dated June 3, 2008 (File No.-0-51582)).
4.7	—	Form of Note (included in Exhibit 4.6).
4.8	—	Amendment No. 2 dated as of July 23, 2009, to the Credit Agreement dated July 11, 2007, among Hercules Offshore, Inc., as borrower, its subsidiaries party thereto, as guarantors, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to Hercules Quarterly Report on Form 10-Q dated July 29, 2009).
4.9	—	Indenture dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Hercules’ Current Report on Form 8-K dated October 26, 2009).
4.10	—	Form of 10.50% Senior Secured Note due 2017 (included in Exhibit 4.9).
4.11	—	Security Agreement dated as of October 20, 2009, by and among Hercules Offshore, Inc. and the Guarantors party thereto and U.S. Bank National Association as Collateral Agent (incorporated by reference to Exhibit 4.3 to Hercules’ Current Report on Form 8-K dated October 26, 2009).
4.12	—	Registration Rights Agreement dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and the Initial Purchasers party thereto (incorporated by reference to Exhibit 4.4 to Hercules’ Current Report on Form 8-K dated October 26, 2009).

Exhibit
Number			Description

†10	.1	—	Executive Employment Agreement dated as of December 15, 2008, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.2 to the 2008 Form 8-K).
†10	.2	—	Executive Employment Agreement dated as of June 20, 2008, between Hercules Offshore, Inc. and John T. Rynd (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated June 23, 2008 (File No.-0-51582)).
†10	.3	—	Employment Agreement, dated as of December 15, 2008, by and between Hercules and Lisa W. Rodriguez (incorporated by reference to Exhibit 10.3 to the 2008 Form 8-K).
†10	.4	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and James W. Noe (incorporated by reference to Exhibit 10.4 to the 2008 Form 8-K).
†10	.5	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Terrell L. Carr (incorporated by reference to Exhibit 10.5 to the 2008 Form 8-K).
†10	.6	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Todd Pellegrin (incorporated by reference to Exhibit 10.6 to the 2008 Form 8-K).
†10	.7	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Troy L. Carson (incorporated by reference to Exhibit 10.7 to the 2008 Form 8-K).
†10	.8	—	Expatriate Employment Agreement, dated November 1, 2006, between Hercules and Don P. Rodney (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated October 31, 2006 (File No. 0-51582)).
†10	.9	—	Extension Letter between Hercules and Don P. Rodney, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated January 6, 2009 (File No. 0-51582)).
†10	.10	—	Waiver of Executive Employment Agreement between the Company and John T. Rynd, dated April 27, 2009 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 28, 2009).
†10	.11	—	Waiver of Executive Employment Agreement between the Company and Lisa W. Rodriguez, dated April 27, 2009 (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated April 28, 2009).
†10	.12	—	Waiver of Executive Employment Agreement between the Company and James W. Noe, dated April 27, 2009 (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated April 28, 2009).
†10	.13	—	Waiver of Executive Employment Agreement between the Company and Terrell L. Carr, dated April 27, 2009 (incorporated by reference to Exhibit 10.4 to Hercules’ Current Report on Form 8-K dated April 28, 2009).
†10	.14	—	Waiver of Executive Employment Agreement between the Company and Todd A. Pellegrin, dated April 27, 2009 (incorporated by reference to Exhibit 10.5 to Hercules’ Current Report on Form 8-K dated April 28, 2009).
†10	.15	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).
†10	.16	—	Amended and Restated Hercules Offshore 2004 Long-Term Incentive Plan (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus included in Part I of the S-4 Registration Statement).
†10	.17	—	First Amendment to Hercules Offshore Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-51582)).
†10	.18	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated March 3, 2009).
†10	.19	—	Form of Stock Option Agreement.
†10	.20	—	Form of Restricted Stock Agreement for Employees and Consultants.
†10	.21	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.14 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-51582)).
†10	.22	—	Hercules Offshore, Inc. Amended and Restated Deferred Compensation Plan.

Exhibit
Number			Description

10.23		—	Registration Rights Agreement, dated as of July 8, 2005, between Hercules and the holders listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-51582)).
10.24		—	Increase Joinder, dated as of April 28, 2008, among Hercules, as borrower, its subsidiaries party thereto, the incremental lenders and other lenders party thereto, and UBS AG Stamford Branch, as administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 30, 2008 (File No. 0-51582)).
10.25		—	Purchase Agreement, dated May 28, 2008, by and between the Company and Goldman, Sachs & Co., Banc of America Securities LLC and UBS Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 3, 2008 (File No.-0-51582)).
10.26		—	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006 (File No. 0-51582)).
10.27		—	Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).
10.28		—	First Amendment to Asset Purchase Agreement, dated as of November 1, 2006, by and among Hercules International Holdings, Ltd., Hercules Oilfield Services Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.2 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).
10.29		—	Earnout Agreement, dated November 7, 2006, by and among Hercules Oilfield Services, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 7, 2006 (File No. 0-51582)).
10.30		—	Basic Form of Exchange Agreement between the Company and certain holders of our 3.375% Convertible Senior Notes due 2038 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 18, 2009).
10.31		—	Purchase Agreement, dated October 8, 2009, by and among Hercules Offshore, Inc., the guarantors party thereto, UBS Securities LLC, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated October 14, 2009).
10.32		—	Intercreditor Agreement dated as of October 20, 2009, among Hercules Offshore, Inc., the subsidiaries party thereto as guarantors, UBS AG, Stamford Branch, as Bank Collateral Agent and U.S. Bank National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated October 26, 2009).
*21	.1	—	Subsidiaries of Hercules.
*23	.1	—	Consent of Ernst & Young LLP.
*31	.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 901 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan, contract or arrangement.

(c) Financial Statement Schedules

(1) Valuation and Qualifying Accounts and Allowances

SCHEDULE II
HERCULES OFFSHORE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Collections/		End of
Description	of Period	Expenses	Adjustments	Deductions	Period
			(In thousands)

Year Ended December 31, 2009:
Allowance for uncollectible accounts receivable	$7,756	$32,912	$78	$(2,224)	$38,522
Year Ended December 31, 2008:
Allowance for uncollectible accounts receivable	634	6,167	965	(10)	7,756
Year Ended December 31, 2007:
Allowance for uncollectible accounts receivable	—	—	762	(128)	634

All other financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 2, 2010.

HERCULES OFFSHORE, INC.

By:	/s/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2010.

Signatures	Title

/s/ JOHN T. RYND John T. Rynd	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TROY L. CARSON Troy L. Carson	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Chairman of the Board

/s/ THOMAS N. AMONETT Thomas N. Amonett	Director

/s/ SUZANNE V. BAER Suzanne V. Baer	Director

/s/ THOMAS M HAMILTON Thomas M Hamilton	Director

/s/ THOMAS J. MADONNA Thomas J. Madonna	Director

/s/ F. GARDNER PARKER F. Gardner Parker	Director

/s/ THIERRY PILENKO Thierry Pilenko	Director

/s/ STEVEN A. WEBSTER Steven A. Webster	Director