Form 10-Q
period 2010-03-31
HERCULES OFFSHORE, INC.
filed 2010-04-30
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of April 26, 2010
114,756,787

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,797	$140,828
Restricted Cash	7,028	3,658
Accounts Receivable, Net of Allowance for Doubtful Accounts of $33,676 and $38,522 as of March 31, 2010 and December 31, 2009, Respectively	136,196	133,662
Prepaids	5,958	13,706
Current Deferred Tax Asset	21,766	22,885
Other	15,080	6,675

	316,825	321,414
Property and Equipment, Net	1,881,958	1,923,603
Other Assets, Net	30,796	32,459

	$2,229,579	$2,277,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$4,931	$4,952
Insurance Notes Payable	760	5,484
Accounts Payable	47,791	51,868
Accrued Liabilities	58,921	67,773
Interest Payable	23,179	6,624
Taxes Payable	—	5,671
Other Current Liabilities	35,164	34,229

	170,746	176,601
Long-term Debt, Net of Current Portion	855,728	856,755
Other Liabilities	15,053	19,809
Deferred Income Taxes	223,934	245,799
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 116,294 and 116,154 Shares
Issued, Respectively; 114,751 and 114,650 Shares Outstanding, Respectively	1,163	1,162
Capital in Excess of Par Value	1,920,675	1,921,037
Treasury Stock, at Cost, 1,543 Shares and 1,504 Shares, Respectively	(50,307)	(50,151)
Accumulated Other Comprehensive Loss	(3,694)	(5,773)
Retained Deficit	(903,719)	(887,763)

	964,118	978,512

	$2,229,579	$2,277,476

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$150,849	$223,491
Costs and Expenses:
Operating Expenses	108,636	149,244
Depreciation and Amortization	50,254	48,846
General and Administrative	12,303	16,292

	171,193	214,382

Operating Income (Loss)	(20,344)	9,109
Other Income (Expense):
Interest Expense	(21,739)	(15,789)
Other, Net	(14)	(656)

Loss Before Income Taxes	(42,097)	(7,336)
Income Tax Benefit	26,141	2,825

Loss from Continuing Operations	(15,956)	(4,511)
Loss from Discontinued Operation, Net of Taxes	—	(433)

Net Loss	$(15,956)	$(4,944)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.14)	$(0.05)
Loss from Discontinued Operation	—	(0.01)

Net Loss	$(0.14)	$(0.06)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.14)	$(0.05)
Loss from Discontinued Operation	—	(0.01)

Net Loss	$(0.14)	$(0.06)

Weighted Average Shares Outstanding:
Basic	114,696	88,002
Diluted	114,696	88,002
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(15,956)	$(4,944)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	50,254	48,846
Stock-Based Compensation Expense	156	1,965
Deferred Income Taxes	(22,657)	(7,529)
Provision (Benefit) for Doubtful Accounts Receivable	(1,472)	507
Amortization of Deferred Financing Fees	873	1,058
Amortization of Original Issue Discount	1,002	1,315
Non-Cash Loss on Derivatives	3,561	—
Gain on Insurance Settlement	—	(8,700)
(Gain) Loss on Disposal of Assets	(3,013)	216
Excess Tax Benefits from Stock-Based Arrangements	(374)	(3,202)
(Increase) Decrease in Operating Assets —
Accounts Receivable	(1,062)	51,925
Insurance Claims Receivable	(3)	(468)
Prepaid Expenses and Other	10,400	8,958
Increase (Decrease) in Operating Liabilities —
Accounts Payable	(4,077)	(19,226)
Insurance Notes Payable	(4,724)	(11,126)
Other Current Liabilities	(7,733)	14,906
Other Liabilities	(4,843)	2,953

Net Cash Provided by Operating Activities	332	77,454
Cash Flows from Investing Activities:
Additions of Property and Equipment	(4,546)	(32,568)
Deferred Drydocking Expenditures	(4,396)	(4,009)
Insurance Proceeds Received	—	8,709
Proceeds from Sale of Assets, Net	3,616	1,960
Increase in Restricted Cash	(3,370)	—

Net Cash Used in Investing Activities	(8,696)	(25,908)
Cash Flows from Financing Activities:
Short-term Debt Repayments	—	(2,455)
Long-term Debt Repayments	(2,050)	—
Excess Tax Benefits from Stock-Based Arrangements	374	3,202
Other	9	(11)

Net Cash Provided by (Used in) Financing Activities	(1,667)	736

Net Increase (Decrease) in Cash and Cash Equivalents	(10,031)	52,282
Cash and Cash Equivalents at Beginning of Period	140,828	106,455

Cash and Cash Equivalents at End of Period	$130,797	$158,737

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net Loss	$(15,956)	$(4,944)
Other Comprehensive Income (Loss), Net of Taxes:
Changes Related to Hedge Transactions	2,079	(406)

Comprehensive Loss	$(13,877)	$(5,350)

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provides shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats, International Liftboats and Delta Towing segments (See Note 10). At March 31, 2010, the Company owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels operated through Delta Towing, a wholly owned subsidiary, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. In addition, the Company currently owns three retired jackup rigs and two retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at March 31, 2010, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2010 and 2009, and Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.
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
     In December 2009, the Company entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby it would market, manage and operate two Friede & Goldman Super M2 design, new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and are scheduled to be delivered in the fourth quarter of 2010. The Company is actively marketing the rigs globally on an exclusive basis.
     In January 2010, the Company entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFELS Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The rig is currently under construction and is scheduled to be delivered in either the third or fourth quarter of 2010, depending upon the exercise of certain options available to the owner. The agreement is limited to a specified opportunity in the Middle East.
Reclassifications
     Certain reclassifications have been made to conform prior year financial information to the current period presentation.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Revenue Recognition
     Revenues generated from our contracts are recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than ninety days are recognized as services are performed over the term of the related drilling contract. Amounts related to mobilization fees are summarized below (in thousands):

	Three Months Ended March 31,
	2010	2009
Mobilization revenue deferred	$600	$12,000
Mobilization expense deferred	—	132
Mobilization revenue recognized	3,777	3,916
Mobilization expense recognized	916	693
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
     The balances related to the Company’s Deferred Mobilization and Contract Preparation Costs and Deferred Mobilization Revenue are as follows (in thousands):

		As of	As of
	Balance Sheet	March 31,	December 31,
	Classification	2010	2009
Assets:
Deferred Mobilization and Contract Preparation Expense — Current Portion	Other	$1,579	$1,092
Deferred Mobilization and Contract Preparation Expense — Non-Current Portion	Other Assets, Net	163	1,651
Liabilities:
Deferred Mobilization Revenue-Current Portion	Other Current Liabilities	19,859	19,406
Deferred Mobilization Revenue-Non-Current Portion	Other Liabilities	7,848	12,628
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. Management of the Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectable are charged to the allowance. The Company had an allowance of $33.7 million and $38.5 million at March 31, 2010 and December 31, 2009, respectively. The decrease during the three months ended March 31, 2010 related primarily to the write off of previously reserved receivables related to the Company’s discontinued operation.
Other Assets
     Other assets consist of drydocking costs for marine vessels, other intangible assets, deferred income taxes, deferred costs, financing fees, investments, deposits and other. Drydocking costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at March 31, 2010 and December 31, 2009, were $5.1 million and $4.9 million, respectively. Amortization expense for drydocking costs was $4.2 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.
     Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt, the related unamortized deferred financing fees are expensed in connection with the repayment. Unamortized deferred financing fees at March 31, 2010 and December 31, 2009 were $13.8 million and $14.7 million, respectively. The amortization expense related to the deferred financing fees is included in Interest Expense on the Consolidated Statements of

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Operations. Amortization expense for financing fees was $0.9 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.
Other Intangible Assets
     As of March 31, 2010 and December 31, 2009, the customer contracts had a carrying value of $1.9 million and $2.2 million, net of accumulated amortization of $15.8 million and $15.4 million, respectively, and are included in Other Assets, Net on the Consolidated Balance Sheets.
     Amortization expense was $0.4 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. Future estimated amortization expense for the carrying amount of these intangible assets as of March 31, 2010 is expected to be $1.3 million for the remainder of 2010 and $0.6 million in 2011.
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Restricted Cash
     At March 31, 2010 and December 31, 2009, the Company had restricted cash of $7.0 million and $3.7 million to support surety bonds primarily related to the Company’s Mexico and U.S. operations.
2. Earnings Per Share
     The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 5,384,189 and 3,855,630 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three months ended March 31, 2010 and 2009, respectively.
3. Dispositions
     In December 2009, the Company entered into an agreement to sell its retired jackups Hercules 191 and Hercules 255 for $5.0 million each. The sale of the Hercules 191 was completed in April 2010 for gross proceeds of $5.0 million (See Note 13) and the sale of the Hercules 255 is expected to close in the second quarter of 2010. In February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million of which $2.2 million in gross proceeds was received during the first quarter of 2010 for the completion of the sale of three of the six barges resulting in a net gain of $1.8 million. The sale of the remaining three barges was completed in April 2010 for gross proceeds of $0.8 million (See Note 13).
4. Debt
     Debt is comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Term Loan Facility, due July 2013	$480,802	$482,852
10.5% Senior Secured Notes, due October 2017	292,432	292,272
3.375% Convertible Senior Notes, due June 2038	83,914	83,071
7.375% Senior Notes, due April 2018	3,511	3,512

Total Debt	860,659	861,707
Less Short-term Debt and Current Portion of Long-term Debt	4,931	4,952

Total Long-term Debt, Net of Current Portion	$855,728	$856,755

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Senior secured credit facility
     The Company has a $655.8 million credit facility, consisting of a $480.8 million term loan facility and a $175.0 million revolving credit facility. The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. Under the credit agreement which governs the credit facility (the “Credit Agreement”), the Company must comply with the following:
•	The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio
September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00
–	At March 31, 2010, the Company’s total leverage ratio was 6.60.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of March 31, 2010, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $295.6 million.

•	Maintain a minimum fixed charge coverage ratio as follows:

Fixed Charge
Period			Coverage Ratio

July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
–	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of March 31, 2010, the Company’s fixed charge coverage ratio was 1.0.
•	Mandatory prepayments of debt outstanding under the Credit Agreement with 100% of excess cash flow as defined in the Credit Agreement for the fiscal year ending December 31, 2009 and 50% of excess cash flow thereafter and with proceeds from:
–	unsecured debt issuances, with the exception of refinancing;

–	secured debt issuances;

–	casualty events not used to repair damaged property;

–	sales of assets in excess of $25 million annually; and

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
–	unless the Company has achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of March 31, 2010. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Additionally, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.
     As of March 31, 2010, no amounts were outstanding and $10.2 million in stand-by letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $164.8 million. Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. As of March 31, 2010, $480.8 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 9.34% for the three months ended March 31, 2010 after giving consideration to revolver fees and derivative activity.
10.5% senior secured notes due 2017
     The notional amount of the 10.5% Senior Secured Notes, its unamortized discount and its net carrying amount was $300.0 million, $7.6 million and $292.4 million, respectively, as of March 31, 2010 and $300.0 million, $7.7 million and $292.3 million, respectively, as of December 31, 2009. The unamortized discount is being amortized to interest expense over the life of the 10.5% Senior Secured Notes which ends in October 2017. During the three months ended March 31, 2010, the Company recognized $8.0 million, $5.2 million, net of tax, in interest expense, or $0.05 per diluted share, at an effective rate of 11%, of which $7.9 million related to the coupon rate of 10.5% and $0.1 million related to discount amortization. There was no interest expense recognized during the three months ended March 31, 2009 as the 10.5% Senior Secured Notes were issued in October 2009.
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
     If the Company experiences a change of control, as defined, it must offer to repurchase the notes at an offer price in cash equal to 101% of their principal amount, plus accrued and unpaid interest. Furthermore, following certain asset sales, the Company may be required to use the proceeds to offer to repurchase the notes at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest.
3.375% convertible senior notes due 2038
     The carrying amount of the equity component of the 3.375% Convertible Senior Notes was $30.1 million at both March 31, 2010 and December 31, 2009. The principal amount of the liability component of the 3.375% Convertible Senior Notes, its unamortized discount and its net carrying amount was $95.9 million, $12.0 million and $83.9 million, respectively, as of March 31, 2010 and $95.9 million, $12.8 million and $83.1 million, respectively, as of December 31, 2009. The unamortized discount is being amortized to interest expense over the expected life of the 3.375% Convertible Senior Notes which ends June 1, 2013. During the three months ended March 31, 2010, the Company recognized $1.7 million, $1.1 million, net of tax, in interest expense, or $0.01 per diluted share, at an effective rate of 7.93%, of which $0.9 million related to the coupon rate of 3.375% and $0.8 million related to discount amortization. During the three months ended March 31, 2009, the Company recognized $2.7 million, $1.7 million, net of tax, in interest expense, or $0.02 per diluted share, at an effective rate of 7.93%, of which $1.4 million related to the coupon rate of 3.375% and $1.3 million related to discount amortization.
     The notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of common stock, cash or a combination of cash and shares of common stock. At March 31, 2010, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million.
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
     The Company determined that upon maturity or redemption it has the intent and ability to settle the principal amount of its 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of the Company’s Common Stock . There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three months ended March 31, 2010 and 2009 related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in either period.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Other debt
     In connection with the TODCO acquisition in July 2007, one of our domestic subsidiaries assumed approximately $3.5 million of 7.375% Senior Notes due in April 2018. There are no financial or operating covenants associated with these notes.
Fair value estimate
     The fair value of the Company’s 3.375% Convertible Senior Notes, 10.5% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The following table provides the carrying value and fair value of our long-term debt instruments:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$480.8	$467.0	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.4	298.1	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	83.9	76.6	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	3.0
5. Derivative Instruments and Hedging
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
     As a result of the inclusion of a LIBOR floor in the Credit Agreement, the Company does not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, the Company has prospectively

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer applies cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, the Company recognized a decrease in fair value of $0.4 million related to the collar as Interest Expense in its Consolidated Statement of Operations for the three month period ended March 31, 2010. The Company expects to realize all of the unrealized loss in the Consolidated Statements of Operations over the next twelve months.
     The following table provides the fair values of the Company’s interest rate derivatives (in thousands):

March 31, 2010		December 31, 2009
Balance Sheet	Fair	Balance Sheet	Fair
Classification	Value	Classification	Value
Derivatives(a):
Interest rate contracts:
Other	$—	Other	$—

Total Asset Derivatives	$—	Total Asset Derivatives	$—

Other Current Liabilities	$10,674	Other Current Liabilities	$10,312
Other Liabilities	—	Other Liabilities	—

Total Liability Derivatives	$10,674	Total Liability Derivatives	$10,312

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.
     The following table provides the effect of the Company’s interest rate derivatives on the Consolidated Statements of Operations (in thousands):

	I.		II.	III.		IV.	V.
	Three Months			Three Months			Three Months
	Ended			Ended			Ended
	March 31,			March 31,			March 31,
Derivatives(a)	2010	2009		2010	2009		2010	2009
Interest rate contracts	$—	$(3,275)	Interest Expense	$(3,198)	$(4,414)	Interest Expense	$(363)	$—

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.

I.	Amount of Gain (Loss), Net of Taxes Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)

II.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

III.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

IV.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

V.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative
A summary of the changes in Accumulated Other Comprehensive Loss (in thousands):

Cumulative unrealized loss, net of tax of $3,108, as of December 31, 2009	$(5,773)
Reclassification of losses into net income, net of tax of $1,119	2,079

Cumulative unrealized loss, net of tax of $1,989, as of March 31, 2010	$(3,694)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
6. Fair Value Measurements
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
     As of January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires additional disclosures about the various classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, & 3. The requirement for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 and will be adopted by the Company on January 1, 2011 (See Note 12).
     As of March 31, 2010 the fair value of the Company’s interest rate derivative was in a liability position in the amount of $10.7 million. The fair value of the interest rate derivative was determined based on a discounted cash flow approach using market observable inputs including forward interest rates and credit spreads.
     The following table represents our derivative liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs	Valuation
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Technique

Interest Rate Contracts	$10,674	$—	$10,674	$—	A

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The following table represents our derivative liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs	Valuation
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Technique

Interest Rate Contracts	$10,312	$—	$10,312	$—	A
7. Stock-based Compensation
     The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At March 31, 2010, approximately 2.6 million shares were available for grant or award under the 2004 Plan.
     During the three months ended March 31, 2010, the Company granted 1,120,000 stock options with a weighted average exercise price of $3.89 and 661,532 restricted stock awards with a weighted average grant-date fair value per share of $3.89. The Company recognized $0.2 million in stock-based compensation expense during the three months ended March 31, 2010, which includes a reduction of $1.8 million due to a change in the Company’s estimated forfeiture rate. The Company recognized $2.0 million in stock-based compensation expense during the three months ended March 31, 2009.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted stock grants as of March 31, 2010 was $4.6 million and $5.1 million, respectively, and each is expected to be recognized over a weighted-average period of 1.9 years.
8. Supplemental Cash Flow Information
     During the three months ended March 31, 2010 and 2009, the Company had non-cash activities related to its interest rate derivatives of $2.1 million and $(0.4) million, respectively.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash paid during the period for:
Interest, net of capitalized interest	$60	$(64)
Income taxes	11,321	4,577
     During the three months ended March 31, 2009, the Company capitalized interest of $0.3 million. There was no interest capitalized during the three months ended March 31, 2010.
9. Income Tax
     In connection with the July 2007 acquisition of TODCO, the Company, as successor to TODCO, and TODCO’s former parent, Transocean Ltd., are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006 in a negotiated settlement of disputes between Transocean and TODCO over the terms of the original tax sharing agreement. The tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remain outstanding at March 31, 2010, assuming a Transocean stock price of $86.38 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at March 31, 2010), is approximately $0.8 million. The Company accounts for the exercise of Transocean stock options held by current and former TODCO employees and board members in the period in which such option is exercised. As tax deductions are generated from the exercise of the stock options the Company takes a current tax deduction for the value of the stock option tax deduction, pays Transocean for 55% of the tax benefit and increases additional paid-in capital by 45% of the tax benefit. Because of the Company’s current NOL position, the tax benefit of the stock option deduction is reclassified as a reduction in

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
net deferred tax liability. There is no certainty that the Company will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.
     The Company’s tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. Internationally, an income tax return for 2004 is currently under examination. The timing and effect on the Company’s consolidated financial statements of the resolution of this income tax examination is highly uncertain due to various underlying factors. These factors include, among other things, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a reasonable and appropriate settlement through an administrative process; and the impartiality of the local courts. The amounts ultimately paid, if any, upon the resolution of the issues raised by the tax authorities in any audit may differ materially from the amounts accrued for each year. While it is possible that some of these examinations may be resolved in the next 12 months, the Company cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments.
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
     In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contests the Company’s right to certain deductions and also claims it did not remit withholding tax due on certain of these deductions. In accordance with local statutory requirements, we have provided a surety bond for an amount equal to $13.2 million which remains in place as of March 31, 2010, to contest these assessments. In 2008, the Mexican tax authorities commenced an audit for the 2005 tax year. During the quarter ended March 31, 2010, the Company effectively reached a compromise settlement of all issues for 2004—2007 in the amount of approximately $10.8 million which is expected to be settled in the second quarter of 2010. This resulted in the Company reversing previously provided contingency reserves and an associated tax benefit in the quarter in the amount of approximately $6.2 million. The criteria for “effective settlement” of this contingency are that the tax authority has completed all its examination procedures, the Company does not intend to appeal and the possibility is remote that the tax authority would reexamine any aspect of the tax position.
     As of March 31, 2010, the Company had Taxes Receivable of $9.6 million which is included in Other on the Consolidated Balance Sheets.

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
     The following describes the Company’s reporting segments as of March 31, 2010:
     Domestic Offshore — includes 22 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eleven of the jackup rigs are either working on short-term contracts or available for contracts, one is in the shipyard, and ten are cold-stacked. All three submersibles are cold-stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has two jackup rigs working offshore in each of India and Saudi Arabia. The Company has one jackup rig contracted offshore in Malaysia and one platform rig under contract in Mexico. In addition, the Company has one jackup rig warm-stacked in each of Bahrain and Gabon and one jackup rig contracted to a customer in Angola, however, the rig is currently on stand-by in Gabon.
     Inland — includes a fleet of 6 conventional and 11 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of the inland barges are either operating on short-term contracts or available and 14 are cold-stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-eight are operating or available and three are cold-stacked.
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available offshore West Africa, including five liftboats owned by a third party, one is operating in Cameroon, and two are operating or available in the Middle East region.
     Delta Towing — the Company’s Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and from time to time along the Southeastern coast and in Mexico. Of these vessels, 26 crew boats, 15 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working, being repaired or available for contracts.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Information regarding reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2010
		Income (Loss)	Depreciation
		from	&
	Revenue	Operations	Amortization
Domestic Offshore	$28,962	$(30,126)	$16,539
International Offshore	73,442	22,486	14,931
Inland	4,751	(5,307)	7,506
Domestic Liftboats	11,443	(2,566)	4,200
International Liftboats	25,962	5,303	4,691
Delta Towing	6,289	(941)	1,590

	150,849	(11,151)	49,457
Corporate	—	(9,193)	797

Total Company	$150,849	$(20,344)	$50,254

	Three Months Ended March 31, 2009
		Income (Loss)	Depreciation
		from	&
	Revenue	Operations	Amortization
Domestic Offshore	$59,181	$(11,940)	$15,040
International Offshore	103,452	42,885	15,184
Inland	12,913	(16,244)	7,993
Domestic Liftboats	22,610	3,019	5,049
International Liftboats	18,642	6,860	2,384
Delta Towing	6,693	(4,257)	2,284

	223,491	20,323	47,934
Corporate	—	(11,214)	912

Total Company	$223,491	$9,109	$48,846

	Total Assets
	March 31,	December 31,
	2010	2009
Domestic Offshore	$876,859	$870,723
International Offshore	806,931	860,252
Inland	156,309	160,354
Domestic Liftboats	85,246	88,942
International Liftboats	164,874	164,221
Delta Towing	60,505	62,563
Corporate	78,855	70,421

Total Company	$2,229,579	$2,277,476

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
11. Commitments and Contingencies
Legal Proceedings
     The Company is involved in various claims and lawsuits in the normal course of business. As of March 31, 2010, management did not believe any accruals were necessary in accordance with FASB Codification Topic 450-20, Contingencies — Loss Contingencies.
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
     Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 768 persons that allege personal injury or whose heirs claim their deaths arose out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of TODCO’s subsidiaries and certain subsidiaries of TODCO’s former parent to whom TODCO may owe indemnity, and other unaffiliated defendant companies, including companies that allegedly manufactured drilling-related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served against specific defendants. Approximately 700 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 100 shared periods of employment by TODCO and its former parent which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named TODCO as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named TODCO as a defendant may attempt to add TODCO as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between TODCO and its former parent. More than three years has passed since the court ordered that amended complaints be filed by each individual plaintiff, and the original complaints. No additional plaintiffs have attempted to name TODCO as a defendant and such actions may now be time-barred. The Company intends to defend vigorously and does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
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
Insurance
     The Company maintains insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employers’ liability, general liability, vessel pollution and other coverages.
     In May 2009, the Company completed the annual renewal of all of its key insurance policies. The key insurance policies are scheduled to renew on May 1, 2010. The Company is currently in the final stages of completing the renewal of these policies. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.2 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $100.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 12.5% of insured values per occurrence for drilling rigs, and $1.0 million per occurrence for liftboats, regardless of the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $25.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. The Company is self-insured for 15% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3 million deductible proving limits as required. In addition to the marine package, the Company has separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate primary marine package for its Delta Towing business.
     In 2009, in connection with the renewal of certain of its insurance policies, the Company entered into agreements to finance a portion of its annual insurance premiums. Approximately $23.3 million was financed through these arrangements, and $0.8 million was outstanding at March 31, 2010. The interest rate on the $21.4 million note was 4.15% and it was fully paid as of March 31, 2010. The interest rate on the $1.9 million note is 3.75% and it is scheduled to mature in July 2010.
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
Surety Bonds, Bank Guarantees and Unsecured Letters of Credit
     The Company has $50.6 million outstanding related to surety bonds at March 31, 2010. The surety bonds guarantee our performance as it relates to the Company’s drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated primarily in Mexico and the U.S.
     The Company had a $1.0 million bank guarantee and a $0.1 million unsecured letter of credit outstanding at March 31, 2010.
12. Accounting Pronouncements
     In January 2010, the FASB issued ASU 2010-06 which requires additional disclosures about the various classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, & 3. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the required portions of ASU 2010-06 as of January 1, 2010 with no material impact to its consolidated financial statements and will adopt the remaining portions on January 1, 2011 with no expected material impact on its consolidated financial statements (See Note 6).
13. Subsequent Events
     The sale of the remaining three barges, pursuant to the agreement entered into by the Company in February 2010 to sell six of its retired barges for $3.0 million, was completed in April 2010 for gross proceeds of $0.8 million (See Note 3). In addition, the sale of the Hercules 191 was completed in April 2010 for gross proceeds of $5.0 million (See Note 3).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2009, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2009. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of certain risks facing our company.
OVERVIEW
     We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of April 28, 2010, we owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels and 60 liftboat vessels. In addition, we operate five liftboat vessels owned by a third party. We own three retired jackup rigs and two retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     In January 2009, we reclassified four of our cold-stacked jackup rigs located in the U.S. Gulf of Mexico and 10 of our cold-stacked inland barges as retired; subsequently in each of September and November 2009, we sold one retired inland barge for approximately $0.2 million and $0.4 million, respectively. In December 2009 we entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each. The sale of the Hercules 191 was completed in April 2010 for gross proceeds of $5.0 million and the sale of the Hercules 255 is expected to close in the second quarter of 2010. Additionally, in February 2010, we entered into an agreement to sell six of our retired barges for $3.0 million. The sale of three of the six retired barges was completed in the quarter ended March 31, 2010 for gross proceeds of $2.2 million. The sale of the remaining three barges was completed in April 2010 for gross proceeds of $0.8 million.
     We report our business activities in six business segments which as of April 28, 2010 included the following:
     Domestic Offshore — includes 22 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Twelve of the jackup rigs are either working on short-term contracts or available for contracts and ten are cold-stacked. All three submersibles are cold-stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs working offshore in each of India and Saudi Arabia. We have one jackup rig contracted offshore in Malaysia and one platform rig under contract in Mexico. In addition, we have one jackup rig warm-stacked in each of Bahrain and Gabon and one jackup rig contracted to a customer in Angola, however, the rig is currently on stand-by in Gabon.
     Inland — includes a fleet of 6 conventional and 11 posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and 14 are cold-stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-eight are operating or available and three are cold-stacked.
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available offshore West Africa, including five liftboats owned by a third party, one is operating in Cameroon and two are operating or available in the Middle East region.
     Delta Towing — our Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and from time to time along the Southeastern coast and in Mexico. Of these vessels, 26 crew boats, 13 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working, being repaired or available for contracts.
     In December 2009, we entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby we would market, manage and operate two Friede & Goldman Super M2 design, new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and are scheduled to be delivered in the fourth quarter of 2010. We are actively marketing the rigs globally on an exclusive basis.

     In January 2010, we entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFELS Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The rig is currently under construction and is scheduled to be delivered in either the third or fourth quarter of 2010, depending upon the exercise of certain options available to the owner. The agreement is limited to a specified opportunity in the Middle East.
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
     Our backlog at April 28, 2010 totaled approximately $363.3 million for our executed contracts, excluding the amount related to our Angola contract. Approximately $231.7 million of this backlog is expected to be realized during the remainder of 2010. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
     The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	25	23
Revenues	$28,962	$59,181
Operating expenses	39,152	54,413
Depreciation and amortization expense	16,539	15,040
General and administrative expenses	3,397	1,668

Operating loss	$(30,126)	$(11,940)

International Offshore:
Number of rigs (as of end of period)	9	12
Revenues	$73,442	$103,452
Operating expenses	34,719	44,141
Depreciation and amortization expense	14,931	15,184
General and administrative expenses	1,306	1,242

Operating income	$22,486	$42,885

Inland:
Number of barges (as of end of period)	17	17
Revenues	$4,751	$12,913
Operating expenses	5,717	20,264
Depreciation and amortization expense	7,506	7,993
General and administrative expenses	(3,165)	900

Operating loss	$(5,307)	$(16,244)

Domestic Liftboats:
Number of liftboats (as of end of period)	41	45
Revenues	$11,443	$22,610
Operating expenses	9,314	14,134
Depreciation and amortization expense	4,200	5,049
General and administrative expenses	495	408

Operating income (loss)	$(2,566)	$3,019

International Liftboats:
Number of liftboats (as of end of period)	24	20
Revenues	$25,962	$18,642
Operating expenses	14,462	8,107
Depreciation and amortization expense	4,691	2,384
General and administrative expenses	1,506	1,291

Operating income	$5,303	$6,860

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Delta Towing:
Revenues	$6,289	$6,693
Operating expenses	5,272	8,185
Depreciation and amortization expense	1,590	2,284
General and administrative expenses	368	481

Operating loss	$(941)	$(4,257)

Total Company:
Revenues	$150,849	$223,491
Operating expenses	108,636	149,244
Depreciation and amortization expense	50,254	48,846
General and administrative expenses	12,303	16,292

Operating income (loss)	(20,344)	9,109
Interest expense	(21,739)	(15,789)
Other, net	(14)	(656)

Loss before income taxes	(42,097)	(7,336)
Income tax benefit	26,141	2,825

Loss from continuing operations	(15,956)	(4,511)
Loss from discontinued operation, net of taxes	—	(433)

Net loss	$(15,956)	$(4,944)

     The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended March 31, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	823	990	83.1%	$35,191	$39,547
International Offshore	527	869	60.6%	139,359	39,953
Inland	240	270	88.9%	19,796	21,174
Domestic Liftboats	1,727	3,420	50.5%	6,626	2,723
International Liftboats	1,174	2,160	54.4%	22,114	6,695

	Three Months Ended March 31, 2009
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	864	1,384	62.4%	$68,497	$39,316
International Offshore	795	847	93.9%	130,128	52,115
Inland	298	723	41.2%	43,332	28,028
Domestic Liftboats	2,439	3,870	63.0%	9,270	3,652
International Liftboats	918	1,710	53.7%	20,307	4,741

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period. Included in International Offshore revenue is a total of $3.6 million and $3.8 million related to amortization of deferred mobilization revenue for the three months ended March 31, 2010 and 2009, respectively. Included in International Liftboats revenue is a total of $0.1 million related to amortization of deferred mobilization revenue for both the three months ended March 31, 2010 and 2009.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract. Included in International Offshore operating expense is a total of $0.2 million and $0.7 million related to amortization of deferred mobilization expenses for the three months ended March 31, 2010 and 2009, respectively. Included in International Liftboats operating expense is a total of $0.7 million related to amortization of deferred mobilization expenses for the three months ended March 31, 2010. There was no such operating expense for the three months ended March 31, 2009.
For the Three Months Ended March 31, 2010 and 2009
Revenues
     Consolidated. Total revenues for the three-month period ended March 31, 2010 (the “Current Quarter”) were $150.8 million compared with $223.5 million for the three-month period ended March 31, 2009 (the “Comparable Quarter”), a decrease of $72.6 million, or 33%. This decrease is further described below.
     Domestic Offshore. Revenues for our Domestic Offshore segment were $29.0 million for the Current Quarter compared with $59.2 million for the Comparable Quarter, a decrease of $30.2 million, or 51%. This decrease resulted primarily from a 49% decrease in average dayrates during the Current Quarter as compared to the Comparable Quarter and a decrease in operating days to 823 days during the Current Quarter from 864 days during the Comparable Quarter.
     International Offshore. Revenues for our International Offshore segment were $73.4 million for the Current Quarter compared with $103.5 million for the Comparable Quarter, a decrease of $30.0 million, or 29%. Approximately $32 million of this decrease related to Hercules 156 and Hercules 170 in warm stack during the Current Quarter, a decline in revenue associated with mobilizing Hercules 205 and Hercules 206 to the U.S. Gulf of Mexico and the brief period of uncontracted days in January on Platform 3 prior to commencing its 440-day contract extension. These decreases were partially offset by increased operating days as a result of the commencement of Hercules 262 in January 2009. Average revenue per rig per day increased to $139,359 in the Current Quarter from $130,128 in the Comparable Quarter due primarily to contract mix as many of the warm-stacked or transferred rigs in the Current Quarter operated at lower average dayrates during the Comparable Quarter.
     Inland. Revenues for our Inland segment were $4.8 million for the Current Quarter compared with $12.9 million for the Comparable Quarter, a decrease of $8.2 million, or 63%. This decrease resulted primarily from a 54% decrease in average dayrates during the Current Quarter as compared to the Comparable Quarter as well as a decline in operating days, 240 days during the Current Quarter as compared to 298 days during the Comparable Quarter.
     Domestic Liftboats. Revenues from our Domestic Liftboats segment were $11.4 million for the Current Quarter compared with $22.6 million in the Comparable Quarter, a decrease of $11.2 million, or 49%. This decrease resulted primarily from the decline in average revenue per vessel per day, $6,626 in the Current Quarter as compared to $9,270 per vessel per day in the Comparable Quarter, or a per vessel per day decrease of $2,644. The decrease in average revenue per vessel per day was due to lower dayrates as well as mix of vessel class. In addition, operating days decreased to 1,727 days during the Current Quarter as compared to 2,439 days during the Comparable Quarter.
     International Liftboats. Revenues for our International Liftboats segment were $26.0 million for the Current Quarter compared with $18.6 million in the Comparable Quarter, an increase of $7.3 million, or 39%. This increase resulted primarily from the transfer of four vessels to West Africa from the U.S. Gulf of Mexico which contributed approximately $9.0 million in revenue during the Current Quarter. Average revenue per liftboat per day increased to $22,114 in the Current Quarter compared with $20,307 in the Comparable Quarter while operating days increased to 1,174 days in the Current Quarter as compared to 918 days in the Comparable Quarter.
     Delta Towing. Revenues for our Delta Towing segment were $6.3 million for the Current Quarter compared with $6.7 million in the Comparable Quarter, a decrease of $0.4 million, or 6%. This decrease resulted primarily from a decrease in average vessel dayrates during the Current Quarter as compared to the Comparable Quarter, partially offset by an increase in operating days during the Current Quarter as compared to the Comparable Quarter.

Operating Expenses
     Consolidated. Total operating expenses for the Current Quarter were $108.6 million compared with $149.2 million in the Comparable Quarter, a decrease of $40.6 million, or 27%. This decrease is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $39.2 million in the Current Quarter compared with $54.4 million in the Comparable Quarter, a decrease of $15.3 million, or 28%. The decrease was driven primarily by 394 fewer available days during the Current Quarter as compared to the Comparable Quarter, or a 28% decline, due to our cold stacking of rigs. As a part of our cold stacking plan, we reduced our labor force. Our cold stacking plan and lower activity on marketed rigs resulted in a reduction to our labor, repairs and maintenance and catering expenses. Average operating expenses per rig per day were $39,547 in the Current Quarter compared with $39,316 in the Comparable Quarter.
     International Offshore. Operating expenses for our International Offshore segment were $34.7 million in the Current Quarter compared with $44.1 million in the Comparable Quarter, a decrease of $9.4 million, or 21%. Average operating expenses per rig per day were $39,953 in the Current Quarter compared with $52,115 in the Comparable Quarter. This average per day decrease related primarily to the Hercules 156 and Hercules 170 in warm stack during the Current Quarter as well as the Hercules 206 being transferred to Domestic Offshore in the fourth quarter of 2009.
     Inland. Operating expenses for our Inland segment were $5.7 million in the Current Quarter compared with $20.3 million in the Comparable Quarter, a decrease of $14.5 million, or 72%. Fourteen of our seventeen barges were cold stacked which reduced our available days from 723 in the Comparable Quarter to 270 in the Current Quarter. This reduction in available days coupled with the reduction in our labor force significantly reduced the segment’s variable operating costs. In addition, the Current Quarter includes a $1.8 million gain on the sale of three barges. Average operating expenses per rig per day were $21,174 in the Current Quarter compared with $28,028 in the Comparable Quarter.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $9.3 million in the Current Quarter compared with $14.1 million in the Comparable Quarter, a decrease of $4.8 million, or 34%. Available days declined to 3,420 in the Current Quarter from 3,870 in the Comparable Quarter due to the transfer of four vessels to our International Liftboats segment in the fourth quarter of 2009. In addition, the number of operating days declined 29% during the Current Quarter as compared to the Comparable Quarter which significantly reduced this segment’s variable operating costs. As such, average operating expenses per vessel per day were $2,723 in the Current Quarter compared with $3,652 in the Comparable Quarter.
     International Liftboats. Operating expenses for our International Liftboats segment were $14.5 million for the Current Quarter compared with $8.1 million in the Comparable Quarter, an increase of $6.4 million, or 78%. Available days increased to 2,160 in the Current Quarter from 1,710 in the Comparable Quarter related to the availability of the Whale Shark and the four vessels transferred from our Domestic Liftboats segment during the fourth quarter of 2009. Average operating expenses per liftboat per day were $6,695 in the Current Quarter compared with $4,741 in the Comparable Quarter due to higher labor, catering and repairs and maintenance expenses as well as the amortization of a portion of the deferred mobilization costs associated with the four vessel transfer.
     Delta Towing. Operating expenses for our Delta Towing segment were $5.3 million for the Current Quarter compared with $8.2 million in the Comparable Quarter, a decrease of $2.9 million, or 36%. Due to the decline in activity both offshore and the transition zone, we have cold stacked certain assets in our fleet which resulted in lower labor and repairs and maintenance expenses during the Current Quarter.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Quarter was $50.3 million compared with $48.8 million in the Comparable Quarter, an increase of $1.4 million, or 3%. This increase resulted primarily from additional depreciation related to the commencement of Hercules 262 in January 2009, the Hercules 185 and the Whale Shark in July 2009, partially offset by reduced depreciation due to the sale of Hercules 110 during the third quarter of 2009 and lower amortization of our international contract values.
General and Administrative Expenses
     General and administrative expenses in the Current Quarter were $12.3 million compared with $16.3 million in the Comparable Quarter, a decrease of $4.0 million, or 24%. This decrease primarily related to the continued cost reduction efforts implemented in 2009, a reduction of approximately $1.8 million in stock-based compensation expense due to a revision of our estimated forfeiture rate during the Current Quarter and a net reduction of $1.4 million to bad debt expense during the Current Quarter related to the positive resolution of a previously reserved domestic accounts receivable balance, offset in part by a reserve established for another domestic accounts receivable.
Interest Expense
     Interest expense in the Current Quarter was $21.7 million compared with $15.8 million in the Comparable Quarter, an increase of $6.0 million, or 38%. This increase was primarily related to interest expense incurred on our 10.5% Senior Secured Notes issued in October 2009, partially offset by lower interest on our 3.375% Convertible Senior Notes due to our second quarter 2009 retirements.
Income Tax Benefit
     Our income tax benefit was $26.1 million on a pre-tax loss of $42.1 million, for an effective rate of 62.1%, during the Current Quarter, compared to a benefit of $2.8 million on a pre-tax loss of $7.3 million, for an effective rate of 38.5%, for the Comparable Quarter. During the Current Quarter we effectively reached a compromise settlement with the Mexican tax authorities on certain outstanding tax liabilities that resulted in a net income tax benefit of approximately $6.2 million during the Current Quarter. In addition, the effective tax rate in the Current Quarter increased due to the changes in our jurisdictional mix of earnings (losses) from the Comparable Quarter.
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
     The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Loss from Continuing Operations	$(15,956)	$(4,511)
Interest expense	21,739	15,789
Income tax benefit	(26,141)	(2,825)
Depreciation and amortization	50,254	48,846

EBITDA	29,896	57,299

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
     We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation, cash and cash equivalents and intangible assets. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.
OUTLOOK
Offshore
     In general, demand for our drilling rigs is a function of our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices, with demand internationally typically driven by oil prices.
     U.S. natural gas prices tend to be highly volatile. Since mid-2008, the spot price for Henry Hub natural gas has ranged from a high of $13.31 per MMBtu in July 2008, to a low of $1.88 in September 2009. As of April 28, 2010, the spot price for Henry Hub natural gas was $4.19 per MMBtu, the twelve month strip, or the average of the next twelve month’s futures contract, was $5.00 per MMBtu on April 28, 2010. A myriad of factors combined to cause natural gas prices to decline to extremely depressed levels during the late summer and fall of 2009 from its recent high in mid-2008. The worldwide economic downturn resulted in reduced energy consumption, creating a sharp decline in the demand for natural gas. On the supply side, increases in onshore production in the U.S., driven by a significant increase in onshore drilling activity through mid-2008 and increased activity in prolific unconventional natural gas basins also put downward pressure on natural gas prices. Growing deepwater production and potential increased deliveries of liquefied natural gas are additional factors which weighed on natural gas prices.
     Natural gas prices have recovered from the September 2009 low, but still remain depressed. Expectations for an economic rebound leading to a recovery in industrial demand for natural gas have been overshadowed by the current natural gas supply overhang in the United States. The decline in North American drilling activity from its recent peak has not led to the production declines many had expected thus far, and drilling activity has since increased. All of these factors, together with weather, will likely remain key drivers in the natural gas market for the foreseeable future.
     Oil prices also declined significantly from mid-2008 to early 2009 as a result of the anticipated effects of global economic weakness, increase in oil inventories relative to consumption and a strengthening in the U.S. dollar. The price of West Texas intermediate crude (“WTI”) declined from $145.29 as of July 3, 2008, to a multi-year low of $31.41 in December 2008. However, it has since recovered meaningfully to $83.22 as of April 28, 2010.
     During 2009, the Company’s domestic segments experienced the effects of a historic decline in U.S. focused exploration and production capital spending. Based on 2010 capital spending surveys, we expect domestic focused exploration and production capital spending will increase in 2010. The expected higher level of capital spending, has already led to and may lead to a further increase in drilling activity in the shallow water U.S. Gulf of Mexico, however, activity levels will continue to be highly dependent upon natural gas prices, among other factors as our domestic focused customers often quickly adjust their drilling plans to changes in the outlook. Additionally, operators focused in the U.S., have increasingly been deploying incremental capital to other less mature basins such as the various shale formations, a trend that is expected to continue for the foreseeable future. Further, during 2009, we experienced an increase in seasonality with certain operators completing their drilling programs during the first half of the year, so as to avoid drilling during the Atlantic hurricane season. A continuation of this trend could be negative for our operating results as it would be difficult to adjust our cost structure to account for such seasonality.
     While international spending programs are much longer-term in nature than typical U.S. drilling programs, and the customers tend to have greater financial resources, international capital spending also declined in 2009, but to a lesser degree, following nine years of growth. However, international focused capital spending is also expected to modestly increase during 2010.

     While increased capital spending may lead to additional demand in both domestic and international regions, the offshore drilling industry is still expected to have excess capacity of jackup drilling rigs in 2010, given the current number of idle jackup rigs and expected growth in supply. As of April 28, 2010, there were a total of 79 jackup rigs in the U.S. Gulf of Mexico, with 41 contracted, 6 stacked ready and 32 in the shipyard or cold stacked. Cold stacked rigs are generally not marketed and in some cases would require significant capital to reactivate. Also as of April 28, 2010, there were 374 jackup rigs located in international regions, with 309 contracted, 29 stacked ready, 1 on standby and 35 in the shipyard or cold stacked. Further, 60 new jackup rigs are either under construction or on order for delivery through 2012, of which 27 are scheduled to be delivered during 2010. Of the remaining 33 rigs that are under construction, work has been suspended on 15 of these units. However, we anticipate, the majority of the jackups under construction will likely ultimately be delivered and compete with our fleet. As a result of generally higher dayrates, longer duration contracts and lower insurance costs which are prevalent internationally, among other factors, we believe the vast majority of the newbuild jackup rigs will target international regions rather than the U.S. Gulf of Mexico. Our ability to secure new contracts for our international fleet or to expand our international drilling operations may be limited by the increased supply of newbuild jackup rigs.
     While potential increases in capital spending may lead to improving international jackup rig demand in 2010, the expected newbuild deliveries, coupled with relatively large number of idle marketed jackup rigs, represent a significant amount of over capacity relative to current demand and could cause additional downward pressure on dayrates, or at a minimum, make it challenging for the industry to see any meaningful improvement in dayrates.
     Nonetheless, a number of factors give us optimism for the longer term. First, with steep initial decline rates in many North American natural gas basins and a substantial reduction in the rig count from the peak, the recent strong natural gas market production growth could slow or even reverse. With respect to international markets, which are typically driven by crude oil prices, the lack of any significant oil production growth over the last five years, despite a significant increase in international exploration and production capital spending over this period, leads us to believe that production would decline in response to a decrease in exploration and production spending.
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
Inland
     The activity for inland barge drilling in the U.S. generally follows the same drivers as drilling in the U.S. Gulf of Mexico with activity following operators’ expectations of prices for natural gas and crude oil. Barge rig drilling activity historically lags activity in the U.S. Gulf of Mexico due to a number of factors such as the lengthy permitting process that operators must go through prior to drilling a well in Louisiana, where the majority of our inland drilling takes place. The predominance of smaller independent operators active in inland waters also adds to the volatility of this region.
     Inland barge drilling activity has slowed dramatically over the past two years and dayrates have declined as a result of the number of the key operators that have curtailed or ceased their activity in the inland market for various reasons, including lack of funding, lack of drilling success and re-allocation of capital to other onshore basins. Activity has increased recently, with a higher percentage of the drilling focused on crude oil. As of April 28, 2010, all three of our marketed inland barges had contracts for work. While we may have some increased activity for our inland barges based on stronger capital budgets and improved natural gas prices, we expect activity levels to remain very low versus historic norms for 2010.
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
     Following the active 2005 hurricane season, which caused tremendous damage to the infrastructure in the U.S. Gulf of Mexico, liftboat utilization and dayrates in the region were stronger than historical levels for approximately two years. As a result of this robust activity, many of our competitors ordered new liftboats and approximately 24 have been delivered for work in the U.S. Gulf of Mexico since January 2007. As of April 28, 2010, we believe that there are another nine liftboats under construction or on order in the U.S. that could potentially be delivered through 2011. Once delivered, these liftboats may further impact the demand and utilization of our domestic liftboat fleet. However, some of these new liftboats in the U.S. Gulf of Mexico could be offset by mobilizations to meet growing demand in other regions.

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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Sources and uses of cash for the three-month period ended March 31, 2010 are as follows (in millions):

Net Cash Provided by Operating Activities	$0.3
Net Cash Provided by (Used in) Investing Activities:
Additions of Property and Equipment	(4.5)
Deferred Drydocking Expenditures	(4.4)
Proceeds from Sale of Assets, Net	3.6
Increase in Restricted Cash	(3.4)

Total	(8.7)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Repayments	(2.0)
Excess Tax Benefits from Stock-Based Arrangements	0.4

Total	(1.6)

Net Decrease in Cash and Cash Equivalents	$(10.0)

Sources of Liquidity and Financing Arrangements
     Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $480.8 million term loan and $175.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to meet certain covenants under the Credit Agreement, to refinance existing debt or for general corporate purposes. In July 2012, our $175.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of March 31, 2010, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $464.8 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.
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
     In July 2007, we terminated all prior facilities and entered into a new $1,050.0 million credit facility with a syndicate of financial institutions, consisting of a $900.0 million term loan which matures on July 11, 2013 and a $150.0 million revolving credit facility which matures on July 11, 2012 (the "Credit Agreement"). On April 28, 2008, we entered into an agreement to increase the revolving credit facility to $250.0 million.
On July 27, 2009, we amended the Credit Agreement (the “Credit Amendment”) which governs our term loan and revolving credit facility. The Credit Amendment reduced the revolving credit facility by $75.0 million to $175.0 million. As a result of the Credit Amendment and payments on the term loan, the credit facility currently consists of a $480.8 million term loan and a $175.0 million revolving credit facility. The Credit Amendment establishes a minimum London Interbank Offered Rate (“LIBOR”) of 2.00% for Eurodollar Loans, a minimum rate of 3.00% with respect to Alternative Base Rate (“ABR”) Loans, and increases the margin applicable to Eurodollar Loans to 4.00% and ABR Loans to 3.00%. Under the Credit Amendment, the commitment fee on the revolving credit facility increased from 0.375% to 1.00% and the letter of credit fee with respect to the undrawn amount of each letter of credit issued under the revolving credit facility increased from 1.75% to 4.00% per annum.
     The Credit Amendment also modifies certain provisions of the Credit Agreement to, among other things:
•	Eliminate the requirement that we comply with the total leverage ratio financial covenant for the nine month period commencing October 1, 2009 and ending on June 30, 2010.

•	Amend the maximum total leverage ratio that we must comply with to the following schedule. The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio
September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00
–	At March 31, 2010, our total leverage ratio was 6.60.
•	Require us to maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents we have on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of March 31, 2010, as calculated pursuant to our Credit Agreement, our total liquidity was $295.6 million.

•	Revise the consolidated fixed charge coverage ratio definition and reduce the minimum fixed charge coverage ratio that we must maintain to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
–	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of March 31, 2010, our fixed charge coverage ratio was 1.0.
•	Require mandatory prepayments of debt outstanding under the Credit Agreement with 100% of excess cash flow as defined in the Credit Agreement for the fiscal year ending December 31, 2009 and 50% of excess cash flow thereafter and with proceeds from:
–	unsecured debt issuances, with the exception of refinancing;

–	secured debt issuances;

–	casualty events not used to repair damaged property;

–	sales of assets in excess of $25 million annually; and

–	unless we have achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
     The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay our term loan. As of March 31, 2010, no amounts were outstanding and $10.2 million in stand-by letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $164.8 million. Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. As of March 31, 2010, $480.8 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 9.34% for the three months ended March 31, 2010 after giving consideration to revolver fees and derivative activity.
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
     In May 2008 and July 2007, we entered into derivative instruments with the purpose of hedging future interest payments on our term loan facility. In May 2008, we entered into a floating-to-fixed interest rate swap with varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled on December 31, 2009. We received an interest rate of three-month LIBOR and paid a fixed coupon of 2.980% over six quarters. The terms and settlement dates of the swap matched those of the term loan through July 27, 2009, the date of the Credit Amendment. In July 2007, we entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010 with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay us in any quarter that actual LIBOR resets above 5.75% and we pay the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and settlement dates of the collar matched those of the term loan through July 27, 2009, the date of the Credit Amendment. As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we have prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer apply cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, we recognized a decrease in fair value of $0.4 million related to the hedge ineffectiveness of our collar as Interest Expense in our Consolidated

Statements of Operations for the three months ended March 31, 2010. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three months ended March 31, 2009 related to interest rate derivative instruments. The change in the fair value of our hedging instruments resulted in an increase in derivative liabilities of $0.4 million during the three months ended March 31, 2010. We had a net unrealized gain on hedge transactions of $2.1 million, net of tax of $1.1 million and net unrealized losses on hedge transactions of $0.4 million, net of tax of $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Overall, our interest expense was increased by $3.6 million and $4.4 million during the three months ended March 31, 2010 and 2009, respectively, as a result of our interest rate derivative instruments.
     On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under our term loan facility. As of March 31, 2010, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding. The carrying amount of the 10.5% Senior Secured Notes was $292.4 million at March 31, 2010.
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

If we experience a change of control, as defined, we must offer to repurchase the notes at an offer price in cash equal to 101% of their principal amount, plus accrued and unpaid interest. Furthermore, following certain asset sales, we may be required to use the proceeds to offer to repurchase the notes at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest.
     On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of March 31, 2010, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The carrying amount of the 3.375% Convertible Senior Notes was $83.9 million at March 31, 2010.
     The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At March 31, 2010, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$480.8	$467.0	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.4	298.1	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	83.9	76.6	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	3.0
     In May 2009, we completed the annual renewal of all of our key insurance policies. The key insurance policies are scheduled to renew on May 1, 2010. We are currently in the final stages of completing the renewal of these policies. Our primary marine package provides for hull and machinery coverage for our rigs and liftboats up to a scheduled value for each asset. The maximum coverage for these assets is $2.2 billion; however, coverage for U.S. Gulf of Mexico named windstorm damage is subject to an annual aggregate limit on liability of $100.0 million. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. Deductibles for events that are not U.S. Gulf of Mexico named windstorm events are 12.5% of insured values per occurrence for drilling rigs, and $1.0 million per occurrence for liftboats, regardless of the insured value of the particular vessel. The deductibles for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event are the greater of $25.0 million or the operational deductible for each U.S. Gulf of Mexico named windstorm. We are self-insured for 15% above the deductibles for removal of wreck, sue and labor, collision, protection and indemnity general liability and hull and physical damage policies. The protection and indemnity coverage under the primary marine package has a $5.0 million limit per occurrence with excess liability coverage up to $200.0 million. The primary marine package also provides coverage for cargo and charterer’s legal liability. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3 million deductible proving limits as required. In addition to the marine package, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage as well as a separate primary marine package for our Delta Towing business.
     In 2009, in connection with the renewal of certain of our insurance policies, we entered into agreements to finance a portion of our annual insurance premiums. Approximately $23.3 million was financed through these arrangements, and $0.8 million was outstanding at March 31, 2010. The interest rate on the $21.4 million note was 4.15% and it was fully paid as of March 31, 2010. The interest rate on the $1.9 million note is 3.75% and it is scheduled to mature in July 2010.
     We are self-insured for the deductible portion of our insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of our insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences.

Common Stock Offering
     In September 2009, we raised approximately $82.3 million in net proceeds from an underwritten public offering of 17,500,000 shares of our common stock. In addition, on October 9, 2009, we sold an additional 1,313,590 shares of our common stock pursuant to the partial exercise of the underwriters’ over-allotment option and raised an additional $6.3 million in net proceeds. We used a portion of the net proceeds from these sales of common stock to repay a portion of our outstanding indebtedness under our term loan facility.
Capital Expenditures
     We expect to spend approximately $50 million on capital expenditures and drydocking, during the remainder of 2010. Planned capital expenditures are generally maintenance and regulatory in nature and do not include refurbishment or upgrades to our rigs, liftboats, and other marine vessels. Should we elect to reactivate cold stacked rigs our capital expenditures may increase. Furthermore, should we elect to upgrade and refurbish selected rigs or liftboats, our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
Bank Guarantees, Letters of Credit, and Surety Bonds
     We execute bank guarantees, letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2010, we had $61.9 million in a bank guarantee, letters of credit and surety bonds outstanding, consisting of a $1.0 million bank guarantee, a $0.1 million unsecured outstanding letter of credit, $10.2 million letters of credit outstanding under our revolver and $50.6 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations primarily in Mexico and the U.S. If the beneficiaries called the bank guarantee, letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. We have restricted cash of $7.0 million to support surety bonds primarily related to the Company’s Mexico and U.S. operations.

Contractual Obligations
     Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. During the first three months of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations.
     For additional information about our contractual obligations as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources— Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the following:
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
     As of March 31, 2010, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $83.9 million and $292.4 million, respectively.

     As of March 31, 2010, the interest rate for the $480.8 million outstanding under the term loan was 6.00%. If the interest rate averaged 1% more for 2010 than the rates as of March 31, 2010, annual interest expense would increase by approximately $4.8 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our derivatives.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$480.8	$467.0	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.4	298.1	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	83.9	76.6	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	3.0
     Interest Rate Swaps and Derivatives
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ hedge transactions such as interest rate swaps and zero cost LIBOR collars as tools to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market decreases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparty to our zero cost LIBOR collar is a creditworthy multinational commercial bank. We believe that the risk of counterparty nonperformance is not currently material, but counterparty risk has recently increased throughout the financial system. Our interest expense was increased by $3.6 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively, as a result of our interest rate derivative transactions. (See the information set forth under the caption “Debt” in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.)
     In connection with the credit facility, in July 2007 we entered into a floating to fixed interest rate swap with the purpose of fixing the interest rate. The swap had decreasing notional amounts beginning with $400.0 million with a settlement date of December 31, 2007 and ending with $50.0 million which was settled on April 1, 2009. We also entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010 with a ceiling of 5.75% and a floor of 4.99%.
     In addition, as it relates to our term loan, in May 2008 we entered into a floating to fixed interest rate swap with the purpose of fixing the interest rate on varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled as of December 31, 2009, per the agreement.
     As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009. Because cash flow hedge accounting is not applied to these instruments for the periods after July 27, 2009, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 are recorded in earnings. We recognized a decrease in fair value of $0.4 million related to the hedge ineffectiveness of our collar as Interest Expense in our Consolidated Statements of Operations for the three months ended March 31, 2010. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three months ended March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including John T. Rynd, our Chief Executive Officer and President, and Lisa W. Rodriguez, our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, Mr. Rynd and Ms. Rodriguez, acting in their capacities as our principal executive officer and our principal financial officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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
ITEM 1A. RISK FACTORS
     Except for the additional and updated disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Our operations in the Gulf of Mexico could be adversely impacted by the recent drilling rig accident and resulting oil spill.
     On Thursday, April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, owned by another contractor that was engaged in drilling operations for an operator, sank after an apparent blowout and fire. Although attempts are being made to seal the well, hydrocarbons have been leaking and the spill area continues to grow. We have ongoing operations in the vicinity of, and which may be threatened by, the oil spill. If conditions continue to deteriorate, we may be forced to suspend operations and accept a reduced or zero dayrate during such suspension. If our operations are suspended for a period of time, our customers may have the right to terminate our contracts.
     We have significant operations that are either ongoing or scheduled to commence in the Gulf of Mexico. At this time, we cannot predict the full impact of the incident and resulting spill on the schedule of our operations. In addition, we cannot predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico will be enacted.
     Significant delays in our operations or damage to our vessels caused by the spill, or changes in regulations regarding future exploration and production activities in the Gulf of Mexico or other government or regulatory actions could reduce our revenues and increase our operating costs, resulting in reduced cash flows and profitability and could impact compliance with our Credit Agreement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of a	of Shares That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced Plan	Purchased Under
Period	Purchased (1)	Paid per Share	(2)	Plan (2)
January 1-31, 2010	—	$—	N/A	N/A
February 1-28, 2010	37,969	4.06	N/A	N/A
March 1-31, 2010	464	4.27	N/A	N/A

Total	38,433	4.06	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Date: April 30, 2010