Form 10-Q
period 2010-06-30
HERCULES OFFSHORE, INC.
filed 2010-08-03
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 23, 2010
114,772,344

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$91,724	$140,828
Restricted Cash	7,029	3,658
Accounts Receivable, Net of Allowance for Doubtful Accounts of $33,019 and $38,522 as of June 30, 2010 and December 31, 2009, Respectively	161,488	133,662
Prepaids	28,313	13,706
Current Deferred Tax Asset	12,195	22,885
Other	21,067	6,675

	321,816	321,414
Property and Equipment, Net	1,841,652	1,923,603
Other Assets, Net	29,756	32,459

	$2,193,224	$2,277,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$4,924	$4,952
Insurance Notes Payable	21,930	5,484
Accounts Payable	50,803	51,868
Accrued Liabilities	52,949	67,773
Interest Payable	14,756	6,624
Taxes Payable	—	5,671
Other Current Liabilities	30,895	34,229

	176,257	176,601
Long-term Debt, Net of Current Portion	854,778	856,755
Other Liabilities	8,302	19,809
Deferred Income Taxes	205,283	245,799
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 116,308 and 116,154 Shares Issued, Respectively; 114,762 and 114,650 Shares Outstanding, Respectively	1,163	1,162
Capital in Excess of Par Value	1,922,226	1,921,037
Treasury Stock, at Cost, 1,546 Shares and 1,504 Shares, Respectively	(50,320)	(50,151)
Accumulated Other Comprehensive Loss	(1,762)	(5,773)
Retained Deficit	(922,703)	(887,763)

	948,604	978,512

	$2,193,224	$2,277,476

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$165,895	$183,691	$316,744	$407,182
Costs and Expenses:
Operating Expenses	108,321	116,097	216,957	265,341
Impairment of Property and Equipment	—	26,882	—	26,882
Depreciation and Amortization	48,350	51,091	98,604	99,937
General and Administrative	14,798	15,450	27,101	31,742

	171,469	209,520	342,662	423,902

Operating Loss	(5,574)	(25,829)	(25,918)	(16,720)
Other Income (Expense):
Interest Expense	(21,259)	(14,561)	(42,998)	(30,350)
Gain on Early Retirement of Debt, Net	—	13,747	—	13,747
Other, Net	3,183	3,346	3,169	2,690

Loss Before Income Taxes	(23,650)	(23,297)	(65,747)	(30,633)
Income Tax Benefit	4,666	11,510	30,807	14,335

Loss from Continuing Operations	(18,984)	(11,787)	(34,940)	(16,298)
Loss from Discontinued Operation, Net of Taxes	—	(242)	—	(675)

Net Loss	$(18,984)	$(12,029)	$(34,940)	$(16,973)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.17)	$(0.13)	$(0.30)	$(0.18)
Loss from Discontinued Operation	—	(0.01)	—	(0.01)

Net Loss	$(0.17)	$(0.14)	$(0.30)	$(0.19)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.17)	$(0.13)	$(0.30)	$(0.18)
Loss from Discontinued Operation	—	(0.01)	—	(0.01)

Net Loss	$(0.17)	$(0.14)	$(0.30)	$(0.19)

Weighted Average Shares Outstanding:
Basic	114,757	88,733	114,727	88,368
Diluted	114,757	88,733	114,727	88,368
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(34,940)	$(16,973)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	98,604	99,937
Stock-Based Compensation Expense	1,817	4,115
Deferred Income Taxes	(32,311)	(25,063)
Provision (Benefit) for Doubtful Accounts Receivable	(1,771)	543
Amortization of Deferred Financing Fees	1,683	2,096
Amortization of Original Issue Discount	1,998	2,386
Non-Cash Loss on Derivatives	2,835	—
Gain on Insurance Settlement	—	(8,700)
Gain on Disposal of Assets	(6,729)	(332)
Gain on Early Retirement of Debt, Net	—	(13,747)
Impairment of Property and Equipment	—	26,882
Excess Tax Benefits from Stock-Based Arrangements	(377)	(5,031)
(Increase) Decrease in Operating Assets -
Accounts Receivable	(26,055)	64,738
Prepaid Expenses and Other	13,027	8,383
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(1,065)	(31,542)
Insurance Notes Payable	(7,669)	(13,236)
Other Current Liabilities	(30,370)	(5,010)
Other Liabilities	(12,175)	(1,946)

Net Cash Provided by (Used In) Operating Activities	(33,498)	87,500
Cash Flows from Investing Activities:
Additions of Property and Equipment	(11,015)	(62,068)
Deferred Drydocking Expenditures	(7,574)	(9,662)
Insurance Proceeds Received	—	8,717
Proceeds from Sale of Assets, Net	9,969	4,722
Increase in Restricted Cash	(3,371)	—

Net Cash Used in Investing Activities	(11,991)	(58,291)
Cash Flows from Financing Activities:
Short-term Debt Repayments	—	(2,455)
Long-term Debt Repayments	(4,003)	(2,250)
Redemption of 3.375% Convertible Senior Notes	—	(6,099)
Excess Tax Benefits from Stock-Based Arrangements	377	5,031
Other	11	(11)

Net Cash Used in Financing Activities	(3,615)	(5,784)

Net Increase (Decrease) in Cash and Cash Equivalents	(49,104)	23,425
Cash and Cash Equivalents at Beginning of Period	140,828	106,455

Cash and Cash Equivalents at End of Period	$91,724	$129,880

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Loss	$(18,984)	$(12,029)	$(34,940)	$(16,973)
Other Comprehensive Income, Net of Taxes:
Changes Related to Hedge Transactions	1,932	1,988	4,011	1,582

Comprehensive Loss	$(17,052)	$(10,041)	$(30,929)	$(15,391)

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats, International Liftboats and Delta Towing segments (See Note 10). At June 30, 2010, the Company owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels operated through Delta Towing, a wholly owned subsidiary, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. In addition, the Company currently owns three retired jackup rigs and two retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at June 30, 2010, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2010 and 2009, and Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.
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
     In December 2009, the Company entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby it would market, manage and operate two Friede & Goldman Super M2 design, new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and one is scheduled to be delivered in each of the fourth quarter of 2010 and the first quarter of 2011. The Company is actively marketing the rigs globally on an exclusive basis.
     In January 2010, the Company entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFELS Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The agreement was limited to a specified opportunity in the Middle East and expired by its terms during the second quarter when the rig was not selected by the operator.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mobilization revenue deferred	$—	$—	$600	$12,000
Mobilization expense deferred	—	—	—	132
Mobilization revenue recognized	4,134	4,233	7,911	8,149
Mobilization expense recognized	676	700	1,592	1,393
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
     The balances related to the Company’s Deferred Mobilization and Contract Preparation Costs and Deferred Mobilization Revenue are as follows (in thousands):

		As of	As of
	Balance Sheet	June 30,	December 31,
	Classification	2010	2009
Assets:
Deferred Mobilization and Contract Preparation Expense-Current Portion	Other	$959	$1,092
Deferred Mobilization and Contract Preparation Expense-Non-Current Portion	Other Assets, Net	23	1,651
Liabilities:
Deferred Mobilization Revenue-Current Portion	Other Current Liabilities	18,910	19,406
Deferred Mobilization Revenue-Non-Current Portion	Other Liabilities	3,502	12,628
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. Management of the Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. The Company had an allowance of $33.0 million and $38.5 million at June 30, 2010 and December 31, 2009, respectively.
Other Assets
     Other assets consist of drydocking costs for marine vessels, other intangible assets, deferred income taxes, deferred costs, financing fees, investments, deposits and other. Drydocking costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at both June 30, 2010 and December 31, 2009, were $4.9 million. Amortization expense for drydocking costs was $3.4 million and $7.6 million for the three and six months ended June 30, 2010, respectively and $4.8 million and $8.6 million for the three and six months ended June 30, 2009, respectively.
     Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt, the related unamortized deferred financing fees are expensed in connection with the repayment. Unamortized deferred financing fees at June 30, 2010 and December 31, 2009 were $13.0 million and $14.7 million, respectively. The amortization

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
expense related to the deferred financing fees is included in Interest Expense on the Consolidated Statements of Operations. Amortization expense for financing fees was $0.8 million and $1.7 million for the three and six months ended June 30, 2010, respectively and $1.0 million and $2.1 million for the three and six months ended June 30, 2009, respectively. In addition, the Company recognized a pretax charge of $1.4 million during the second quarter of 2009 related to the write off of unamortized issuance costs related to its 3.375% Convertible Senior Notes in connection with the April 2009 debt repurchase and the June 2009 debt retirement (See Note 4).
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Restricted Cash
     At June 30, 2010 and December 31, 2009, the Company had restricted cash of $7.0 million and $3.7 million to support surety bonds primarily related to the Company’s Mexico and U.S. operations. In July 2010, the Company increased its restricted cash balance by $6.1 million as additional collateral to support surety bonds related to its Mexico and U.S. operations (See Note 13).
2. Earnings Per Share
     The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6,564,611 and 6,006,817 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and six months ended June 30, 2010, respectively. Stock equivalents of 4,826,061 and 4,343,526 were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and six months ended June 30, 2009, respectively.
3. Dispositions
     In December 2009, the Company entered into an agreement to sell its retired jackups Hercules 191 and Hercules 255 for $5.0 million each. The sale of the Hercules 191 was completed in April 2010 for gross proceeds of $5.0 million, resulting in a gain of $3.1 million. The sale of the Hercules 255 is expected to close in the third quarter of 2010. In February 2010, the Company entered into an agreement to sell six of its retired barges for $3.0 million of which $2.2 million in gross proceeds was received during the first quarter of 2010 for the completion of the sale of three of the six barges resulting in a net gain of $1.8 million. The sale of the remaining three barges was completed in April 2010 for gross proceeds of $0.8 million resulting in a gain of $0.4 million. Additionally, in July 2010, the Company entered into an agreement to sell retired jackup Hercules 155 for $4.8 million (See Note 13).
     In June 2009, the Company entered into an agreement to sell its Hercules 100 and Hercules 110 jackup drilling rigs for a total purchase price of $12.0 million. Hercules 100 was classified as “retired” and was stacked in Sabine Pass, Texas, and Hercules 110 was cold-stacked in Trinidad. The closing of the sale of Hercules 100 and Hercules 110 occurred in August 2009 and the net proceeds of $11.8 million from the sale were used to repay a portion of the Company’s term loan facility. The Company realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of Hercules 110 to fair value less costs to sell during the second quarter of 2009 (See Note 6). The financial information for Hercules 100 has historically been reported as part of the Domestic Offshore Segment and Hercules 110 financial information has been reported as part of the International Offshore Segment.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
4. Debt
     Debt is comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Term Loan Facility, due July 2013	$478,849	$482,852
10.5% Senior Secured Notes, due October 2017	292,595	292,272
3.375% Convertible Senior Notes, due June 2038	84,746	83,071
7.375% Senior Notes, due April 2018	3,512	3,512

Total Debt	859,702	861,707
Less Short-term Debt and Current Portion of Long-term Debt	4,924	4,952

Total Long-term Debt, Net of Current Portion	$854,778	$856,755

Senior secured credit facility
          The Company has a $653.8 million credit facility, consisting of a $478.8 million term loan facility and a $175.0 million revolving credit facility. The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. Under the credit agreement which governs the credit facility (the “Credit Agreement”), the Company must comply with the following:
•	The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio
September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00
-	At June 30, 2010, the Company’s total leverage ratio was 8.09. There is no maximum total leverage requirement for the period ended June 30, 2010.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of June 30, 2010, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $256.7 million.

•	Maintain a minimum fixed charge coverage ratio as follows:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
-	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of June 30, 2010, the Company’s fixed charge coverage ratio was 1.0.
•	Mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2010, 2011 and 2012, and with proceeds from:
-	unsecured debt issuances, with the exception of refinancing;

-	secured debt issuances;

-	casualty events not used to repair damaged property;

-	sales of assets in excess of $25 million annually; and

-	unless the Company has achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of June 30, 2010. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Additionally, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.
     As of June 30, 2010, no amounts were outstanding and $10.0 million in stand-by letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $165.0 million. Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. As of June 30, 2010, $478.8 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 9.07% for the six months ended June 30, 2010 after giving consideration to revolver fees and derivative activity.
10.5% senior secured notes due 2017
     The notional amount of the 10.5% Senior Secured Notes, its unamortized discount and its net carrying amount was $300.0 million, $7.4 million and $292.6 million, respectively, as of June 30, 2010 and $300.0 million, $7.7 million and $292.3 million, respectively, as of December 31, 2009. The unamortized discount is being amortized to interest expense over the life of the 10.5% Senior Secured Notes which ends in October 2017. During the three months ended June 30, 2010, the Company recognized $8.0 million, $5.2 million, net of tax, in interest expense, or $0.05 per diluted share, at an effective rate of 11%, of which $7.8 million related to the coupon rate of 10.5% and $0.2 million related to discount amortization. During the six months ended June 30, 2010, the Company recognized $16.0 million, $10.4 million, net of tax, in interest expense, or $0.09 per diluted share, at an effective rate of 11%, of which $15.7 million related to the coupon rate of 10.5% and $0.3 million related to discount amortization. There was no interest expense recognized during the three or six months ended June 30, 2009 as the 10.5% Senior Secured Notes were issued in October 2009.
     The notes are guaranteed by all of the Company’s existing and future restricted subsidiaries that incur or guarantee indebtedness under a credit facility, including the Company’s existing credit facility. The notes are secured by liens on all collateral that secures the Company’s obligations under its secured credit facility, subject to limited exceptions. The liens securing the notes share on an equal

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
and ratable first priority basis with liens securing the Company’s credit facility. Under the intercreditor agreement, the collateral agent for the lenders under the Company’s secured credit facility is generally entitled to sole control of all decisions and actions.
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
3.375% convertible senior notes due 2038
     The carrying amount of the equity component of the 3.375% Convertible Senior Notes was $30.1 million at both June 30, 2010 and December 31, 2009. The principal amount of the liability component of the 3.375% Convertible Senior Notes, its unamortized discount and its net carrying amount was $95.9 million, $11.2 million and $84.7 million, respectively, as of June 30, 2010 and $95.9 million, $12.8 million and $83.1 million, respectively, as of December 31, 2009. The unamortized discount is being amortized to interest expense over the expected life of the 3.375% Convertible Senior Notes which ends June 1, 2013. During the three months ended June 30, 2010, the Company recognized $1.6 million, $1.1 million, net of tax, in interest expense, or $0.01 per diluted share, at an effective rate of 7.93%, of which $0.8 million related to the coupon rate of 3.375% and $0.8 million related to discount amortization. During the six months ended June 30, 2010, the Company recognized $3.3 million, $2.1 million, net of tax, in interest expense, or $0.02 per diluted share, at an effective rate of 7.93%, of which $1.6 million related to the coupon rate of 3.375% and $1.7

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
million related to discount amortization. During the three months ended June 30, 2009, the Company recognized $2.2 million, $1.5 million, net of tax, in interest expense, or $0.02 per diluted share, at an effective rate of 7.93%, of which $1.1 million related to the coupon rate of 3.375% and $1.1 million related to discount amortization. During the six months ended June 30, 2009, the Company recognized $4.9 million, $3.2 million, net of tax, in interest expense, or $0.04 per diluted share, at an effective rate of 7.93%, of which $2.5 million related to the coupon rate of 3.375% and $2.4 million related to discount amortization.
     The notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2010, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million.
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
     The Company determined that upon maturity or redemption it has the intent and ability to settle the principal amount of its 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of the Company’s Common Stock. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and six months ended June 30, 2010 and 2009 related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in any of these periods. In April 2009, the Company repurchased $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $6.1 million, resulting in a gain of $10.7 million. In addition, the Company expensed $0.4 million of unamortized issuance costs in connection with the retirement. In June 2009, the Company retired $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million. In addition, the Company expensed $1.0 million of unamortized issuance costs in connection with the retirement. In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt – Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of Stockholders’ Equity.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$478.8	$421.4	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.6	265.9	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	84.7	70.0	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.4	3.5	3.0

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
     As a result of the inclusion of a LIBOR floor in the Credit Agreement, the Company does not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, the Company has prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer applies cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, the Company recognized an increase in fair value of $0.1 million and a decrease in fair value of $0.3 million related to the hedge ineffectiveness of its collar as Interest Expense in its Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively. The Company did not recognize a gain or loss due to hedge ineffectiveness in its Consolidated Statements of Operations for the three and six months ended June 30, 2009 related to interest rate derivative instruments. The Company expects to realize all of the unrealized loss in the Consolidated Statements of Operations during 2010.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The following table provides the fair values of the Company’s interest rate derivatives (in thousands):

June 30, 2010		December 31, 2009
Balance Sheet	Fair	Balance Sheet	Fair
Classification	Value	Classification	Value
Derivatives(a):
Interest rate contracts:
Other	$—	Other	$—

Total Asset Derivatives	$—	Total Asset Derivatives	$—

Other Current Liabilities	$6,976	Other Current Liabilities	$10,312
Other Liabilities	—	Other Liabilities	—

Total Liability Derivatives	$6,976	Total Liability Derivatives	$10,312

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.
     The following table provides the effect of the Company’s interest rate derivatives on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Derivatives(a)	I.		II.	III.		IV.	V.
Interest rate contracts	$—	$(605)	Interest Expense	$(2,972)	$(3,989)	Interest Expense	$104	$—

		Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Derivatives(a)	I.		II.	III.		IV.	V.
Interest rate contracts	$—	$(3,880)	Interest Expense	$(6,170)	$(8,403)	Interest Expense	$(259)	$—

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.

I.	Amount of Gain (Loss), Net of Taxes Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)

II.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

III.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

IV.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

V.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative
A summary of the changes in Accumulated Other Comprehensive Loss (in thousands):

Cumulative unrealized loss, net of tax of $3,108, as of December 31, 2009	$(5,773)
Reclassification of losses into net income, net of tax of $2,159	4,011

Cumulative unrealized loss, net of tax of $949, as of June 30, 2010	$(1,762)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
6. Fair Value Measurements
     FASB ASC Topic 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.
     Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASC Topic 820-10, Fair Value Measurements and Disclosures includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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
     As of January 1, 2010, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires additional disclosures about the various classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, & 3. The requirement for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 and will be adopted by the Company on January 1, 2011 (See Note 12).
     As of June 30, 2010 the fair value of the Company’s interest rate derivative was in a liability position in the amount of $7.0 million. The fair value of the interest rate derivative was determined based on a discounted cash flow approach using market observable inputs including forward interest rates and credit spreads.
     The following table represents our derivative liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs	Valuation
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Technique

Interest Rate Contracts	$6,976	$—	$6,976	$—	A

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
     The following table represents our assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of December 31, 2009 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs	Valuation	Total
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Technique	Gain (Loss)

Assets Held for Sale	$—	$—	$—	$—	A	$(26,882)
     The Company realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of Hercules 110 to fair value less costs to sell during the second quarter of 2009 (See Note 3). The sale of Hercules 110 was completed in August 2009 (See Note 3).
7. Stock-based Compensation
     The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2010, approximately 2.3 million shares were available for grant or award under the 2004 Plan.
     During the six months ended June 30, 2010, the Company granted 1,355,000 stock options with a weighted average exercise price of $3.77 and 782,532 restricted stock awards with a weighted average grant-date fair value per share of $3.79. The Company recognized $1.7 million and $1.8 million in stock-based compensation expense during the three and six months ended June 30, 2010, respectively, which includes a reduction of $0.3 million and $2.1 million due to a change in the Company’s estimated forfeiture rate, respectively. The Company recognized $2.1 million and $4.1 million in stock-based compensation expense during the three and six months ended June 30, 2009, respectively.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted stock grants as of June 30, 2010 was $4.0 million and $4.3 million, respectively, and is expected to be recognized over a weighted-average period of 1.8 years and 1.7 years, respectively.
8. Supplemental Cash Flow Information
     The Company had non-cash financing activities related to its June 2009 retirement of $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share ($34.0 million) and payment of accrued interest, resulting in a gain of $4.4 million (See Note 4).

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash paid during the period for:
Interest, net of capitalized interest	$28,628	$14,982
Income taxes	23,603	12,038
     During the six months ended June 30, 2009, the Company capitalized interest of $0.3 million. There was no interest capitalized during the six months ended June 30, 2010.
9. Income Tax
     In connection with the July 2007 acquisition of TODCO, the Company, as successor to TODCO, and TODCO’s former parent, Transocean Ltd., are parties to a tax sharing agreement that was originally entered into in connection with TODCO’s initial public offering in 2004. The tax sharing agreement was amended and restated in November 2006 in a negotiated settlement of disputes between Transocean and TODCO over the terms of the original tax sharing agreement. The tax sharing agreement continues to require that additional payments be made to Transocean based on a portion of the expected tax benefit from the exercise of certain compensatory stock options to acquire Transocean common stock attributable to current and former TODCO employees and board members. The estimated amount of payments to Transocean related to compensatory options that remain outstanding at June 30, 2010, assuming a Transocean stock price of $46.33 per share at the time of exercise of the compensatory options (the actual price of Transocean’s common stock at June 30, 2010), is approximately $0.1 million. The Company accounts for the exercise of Transocean

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
stock options held by current and former TODCO employees and board members in the period in which such option is exercised. As tax deductions are generated from the exercise of the stock options the Company takes a current tax deduction for the value of the stock option tax deduction, pays Transocean for 55% of the tax benefit and increases additional paid-in capital by 45% of the tax benefit. Because of the Company’s current NOL position, the tax benefit of the stock option deduction is reclassified as a reduction in net deferred tax liability. There is no certainty that the Company will realize future economic benefits from TODCO’s tax benefits equal to the amount of the payments required under the tax sharing agreement.
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
     In December 2002, TODCO received an assessment from SENIAT, the national Venezuelan tax authority, for approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2001. In March 2003, TODCO paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and we are contesting the remainder of the assessment with the Venezuelan Tax Court. After TODCO made the partial assessment payment, it received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). Thereafter, TODCO filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million (based on the current exchange rates at the time of the decision). TODCO then initiated a judicial tax court appeal with the Venezuelan Tax Court to set aside the $8.1 million administrative tax assessment. In August 2008, the Venezuelan Tax Court ruled in favor of TODCO; however, SENIAT has the right to appeal this case to the Venezuelan Supreme Court. In July 2009, the Company settled the taxes and interest portion of the assessment for approximately 3.3 million Bolivares Fuertes, or approximately $1.5 million (based on the official exchange rate at the date of settlement). The Company is disputing any residual penalties which are currently assessed at 3.4 million Bolivares Fuertes, or $0.8 million (based on the official exchange rate at June 30, 2010). The Company, as successor to TODCO, is fully indemnified by TODCO’s former parent, Transocean Ltd. related to this settlement. The Company does not expect the ultimate resolution of this tax assessment and settlement to have a material impact on its consolidated results of operations, financial condition or cash flows. In January 2008, SENIAT commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year.
     In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contests the Company’s right to certain deductions and also claims it did not remit withholding tax due on certain of these deductions. In accordance with local statutory requirements, we provided a surety bond for an amount equal to $13.2 million as of June 30, 2010, which was released in July 2010, to contest these assessments (See Notes 11 and 13). In 2008, the Mexican tax authorities commenced an audit for the 2005 tax year. During the quarter ended March 31, 2010, the Company effectively reached a compromise settlement of all issues for 2004–2007 in the amount of approximately $10.8 million, of which $5.7 million relating to 2004-2005 was paid as of June 30, 2010. The amount attributed to 2006-2007 is expected to be paid in the third quarter of 2010. This resulted in the Company reversing previously provided reserves and an associated tax benefit in the year in the amount of approximately $6.0 million. The criteria for “effective settlement” of this reserve is that the tax authority has completed all its examination procedures, the Company does not intend to appeal and the possibility is remote that the tax authority would reexamine any aspect of the tax position.
     As of June 30, 2010, the Company had Taxes Receivable of $16.9 million which is included in Other on the Consolidated Balance Sheets.

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
     The following describes the Company’s reporting segments as of June 30, 2010:
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
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available offshore West Africa, including five liftboats owned by a third party, one is cold-stacked offshore West Africa and two are operating or available in the Middle East region.
     Delta Towing — the Company’s Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and from time to time along the Southeastern coast and in Mexico. Of these vessels, 21 crew boats, 12 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working, being repaired or available for contracts.
     The Company’s jackup rigs, submersible rigs and platform rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels that support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Information regarding reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$34,143	$(20,520)	$17,170	$63,105	$(50,646)	$33,709
International Offshore	73,493	24,237	14,473	146,935	46,723	29,404
Inland	5,180	(7,728)	6,239	9,931	(13,035)	13,745
Domestic Liftboats	17,895	2,993	3,668	29,338	427	7,868
International Liftboats	27,187	6,493	4,368	53,149	11,796	9,059
Delta Towing	7,997	(282)	1,614	14,286	(1,223)	3,204

	165,895	5,193	47,532	316,744	(5,958)	96,989
Corporate	—	(10,767)	818	—	(19,960)	1,615

Total Company	$165,895	$(5,574)	$48,350	$316,744	$(25,918)	$98,604

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$36,970	$(20,180)	$15,092	$96,151	$(32,120)	$30,132
International Offshore (a)	101,757	17,175	16,749	205,209	60,060	31,933
Inland	96	(17,372)	8,283	13,009	(33,616)	16,276
Domestic Liftboats	18,884	212	5,747	41,494	3,231	10,796
International Liftboats	20,747	8,378	2,278	39,389	15,238	4,662
Delta Towing	5,237	(3,065)	2,142	11,930	(7,322)	4,426

	183,691	(14,852)	50,291	407,182	5,471	98,225
Corporate	—	(10,977)	800	—	(22,191)	1,712

Total Company	$183,691	$(25,829)	$51,091	$407,182	$(16,720)	$99,937

(a)	Income (Loss) from Operations for the Company’s International Offshore Segment includes a $26.9 million impairment of property and equipment charge for the three and six months ended June 30, 2009.

	Total Assets
	June 30,	December 31,
	2010	2009
Domestic Offshore	$865,890	$870,723
International Offshore	785,104	860,252
Inland	151,211	160,354
Domestic Liftboats	89,377	88,942
International Liftboats	167,141	164,221
Delta Towing	60,313	62,563
Corporate	74,188	70,421

Total Company	$2,193,224	$2,277,476

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
11. Commitments and Contingencies
Legal Proceedings
     The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2010, management did not believe any accruals were necessary in accordance with FASB Codification Topic 450-20, Contingencies — Loss Contingencies.
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
     The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial statements.
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
     In April 2010, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for the Company’s rigs and liftboats up to a scheduled value of each asset. The

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
total maximum amount of coverage for these assets is $2.1 billion. The marine package includes protection and indemnity and maritime employers liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employers liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package also provides coverage for cargo and charter’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $100.0 million for property damage and removal of debris liability coverage. The Company also procured an additional $75.0 million excess policy for removal of debris and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3.0 million deductible providing limits as required by applicable law, including the Oil Pollution Act of 1990. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, the Company has separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customer deductibles and coverage as well as a separate primary marine package for its Delta Towing business.
     In 2010, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $24.1 million was financed through this arrangement, and $21.7 million was outstanding at June 30, 2010. The interest rate on the note was 3.79% and it is scheduled to mature in March 2011. Additionally, there was $0.2 million outstanding on the $1.9 million note related to the 2009 insurance renewals for the Company’s Delta Towing business. The interest rate on this note is 3.75% and it is scheduled to mature in July 2010.
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
Surety Bonds, Bank Guarantees and Unsecured Letters of Credit
     The Company has $50.6 million outstanding related to surety bonds at June 30, 2010. The surety bonds guarantee our performance as it relates to the Company’s drilling contracts, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated primarily in Mexico and the U.S. In July 2010, a $13.2 million surety bond related to the Mexico tax assessment was released (See Notes 9 and 13).
     The Company had a $1.0 million unsecured bank guarantee and a $0.1 million unsecured letter of credit outstanding at June 30, 2010.
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
13. Subsequent Events
     In July 2010, the Company increased its restricted cash balance by $6.1 million as additional collateral to support surety bonds related to its Mexico and U.S. operations (See Note 1).
     In July 2010, the Company entered into an agreement to sell retired jackup Hercules 155 for $4.8 million (See Note 3).
     In July 2010, a $13.2 million surety bond related to the Mexico tax assessment was released (See Notes 9 and 11).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and June 30, 2009, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2009. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2010 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
     We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of July 20, 2010, we owned a fleet of 30 jackup rigs, 17 barge rigs, three submersible rigs, one platform rig, a fleet of marine support vessels and 60 liftboat vessels. In addition, we operate five liftboat vessels owned by a third party. We own three retired jackup rigs and two retired inland barges, all located in the U.S. Gulf of Mexico, which are currently not expected to re-enter active service. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     In January 2009, we reclassified four of our cold-stacked jackup rigs located in the U.S. Gulf of Mexico and 10 of our cold-stacked inland barges as retired; subsequently in each of September and November 2009, we sold one retired inland barge for approximately $0.2 million and $0.4 million, respectively. In December 2009 we entered into an agreement to sell our retired jackups Hercules 191 and Hercules 255 for $5.0 million each. The sale of the Hercules 191 was completed in April 2010 for gross proceeds of $5.0 million and the sale of the Hercules 255 is expected to close in the third quarter of 2010. In February 2010, we entered into an agreement to sell six of our retired barges for $3.0 million. The sale of three of the six retired barges was completed in the quarter ended March 31, 2010 for gross proceeds of $2.2 million. The sale of the remaining three barges was completed in April 2010 for gross proceeds of $0.8 million. Additionally, in July 2010, we entered into an agreement to sell retired jackup Hercules 155 for $4.8 million.
     We report our business activities in six business segments, which, as of July 20, 2010, included the following:
     Domestic Offshore — includes 22 jackup rigs and three submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eleven of the jackup rigs are either working on short-term contracts or available for contracts and eleven are cold-stacked. All three submersibles are cold-stacked.
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
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available offshore West Africa, including five liftboats owned by a third party, one is cold-stacked offshore West Africa and two are operating or available in the Middle East region.
     Delta Towing — our Delta Towing business operates a fleet of 29 inland tugs, 12 offshore tugs, 34 crew boats, 46 deck barges, 16 shale barges and five spud barges along and in the U.S. Gulf of Mexico and from time to time along the Southeastern coast and in Mexico. Of these vessels, 18 crew boats, 11 inland tugs, five offshore tugs, one deck barge and one spud barge are cold-stacked, and the remaining are working, being repaired or available for contracts.
     In December 2009, we entered into an agreement with First Energy Bank B.S.C. (“MENAdrill”) whereby we would market, manage and operate two Friede & Goldman Super M2 design, new-build jackup drilling rigs each with a maximum water depth of 300 feet. The rigs are currently under construction and one is scheduled to be delivered in each of the fourth quarter of 2010 and the first quarter of 2011. We are actively marketing the rigs globally on an exclusive basis.
     In January 2010, we entered into an agreement with SKDP 1 Ltd., an affiliate of Skeie Drilling & Production ASA, to market, manage and operate an ultra high specification KFELS Class N new-build jackup drilling rig with a maximum water depth of 400 feet. The agreement was limited to a specified opportunity in the Middle East and expired by its terms during the second quarter when the rig was not selected by the operator.
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
     Our backlog at July 20, 2010 totaled approximately $316.3 million for our executed contracts, excluding the amount related to our Angola contract. Approximately $162.0 million of this backlog is expected to be realized during the remainder of 2010. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
     The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	25	23	25	23
Revenues	$34,143	$36,970	$63,105	$96,151
Operating expenses	37,229	40,746	76,381	95,159
Depreciation and amortization expense	17,170	15,092	33,709	30,132
General and administrative expenses	264	1,312	3,661	2,980

Operating loss	$(20,520)	$(20,180)	$(50,646)	$(32,120)

International Offshore:
Number of rigs (as of end of period)	9	12	9	12
Revenues	$73,493	$101,757	$146,935	$205,209
Operating expenses	32,610	39,128	67,329	83,269
Impairment of property and equipment	—	26,882	—	26,882
Depreciation and amortization expense	14,473	16,749	29,404	31,933
General and administrative expenses	2,173	1,823	3,479	3,065

Operating income	$24,237	$17,175	$46,723	$60,060

Inland:
Number of barges (as of end of period)	17	17	17	17
Revenues	$5,180	$96	$9,931	$13,009
Operating expenses	6,363	8,857	12,080	29,121
Depreciation and amortization expense	6,239	8,283	13,745	16,276
General and administrative expenses	306	328	(2,859)	1,228

Operating loss	$(7,728)	$(17,372)	$(13,035)	$(33,616)

Domestic Liftboats:
Number of liftboats (as of end of period)	41	45	41	45
Revenues	$17,895	$18,884	$29,338	$41,494
Operating expenses	10,853	12,418	20,167	26,552
Depreciation and amortization expense	3,668	5,747	7,868	10,796
General and administrative expenses	381	507	876	915

Operating income	$2,993	$212	$427	$3,231

International Liftboats:
Number of liftboats (as of end of period)	24	20	24	20
Revenues	$27,187	$20,747	$53,149	$39,389
Operating expenses	14,897	9,113	29,359	17,220
Depreciation and amortization expense	4,368	2,278	9,059	4,662
General and administrative expenses	1,429	978	2,935	2,269

Operating income	$6,493	$8,378	$11,796	$15,238

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Delta Towing:
Revenues	$7,997	$5,237	$14,286	$11,930
Operating expenses	6,369	5,835	11,641	14,020
Depreciation and amortization expense	1,614	2,142	3,204	4,426
General and administrative expenses	296	325	664	806

Operating loss	$(282)	$(3,065)	$(1,223)	$(7,322)

Total Company:
Revenues	$165,895	$183,691	$316,744	$407,182
Operating expenses	108,321	116,097	216,957	265,341
Impairment of property and equipment	—	26,882	—	26,882
Depreciation and amortization	48,350	51,091	98,604	99,937
General and administrative	14,798	15,450	27,101	31,742

Operating loss	(5,574)	(25,829)	(25,918)	(16,720)
Interest expense	(21,259)	(14,561)	(42,998)	(30,350)
Gain on early retirement of debt, net	—	13,747	—	13,747
Other, net	3,183	3,346	3,169	2,690

Loss before income taxes	(23,650)	(23,297)	(65,747)	(30,633)
Income tax benefit	4,666	11,510	30,807	14,335

Loss from continuing operations	(18,984)	(11,787)	(34,940)	(16,298)
Loss from discontinued operation, net of taxes	—	(242)	—	(675)

Net loss	$(18,984)	$(12,029)	$(34,940)	$(16,973)

     The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended June 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	966	1,072	90.1%	$35,345	$34,729
International Offshore	533	819	65.1%	137,886	39,817
Inland	250	273	91.6%	20,720	23,308
Domestic Liftboats	2,503	3,458	72.4%	7,149	3,139
International Liftboats	1,224	2,154	56.8%	22,212	6,916

	Three Months Ended June 30, 2009
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	706	1,136	62.1%	$52,365	$35,868
International Offshore	788	910	86.6%	129,133	42,998
Inland	—	303	0.0%	n/a	29,231
Domestic Liftboats	2,444	3,842	63.6%	7,727	3,232
International Liftboats	1,005	1,729	58.1%	20,644	5,271

	Six Months Ended June 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,789	2,062	86.8%	$35,274	$37,042
International Offshore	1,060	1,688	62.8%	138,618	39,887
Inland	490	543	90.2%	20,267	22,247
Domestic Liftboats	4,230	6,878	61.5%	6,936	2,932
International Liftboats	2,398	4,314	55.6%	22,164	6,806

	Six Months Ended June 30, 2009
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,570	2,520	62.3%	$61,243	$37,762
International Offshore	1,583	1,757	90.1%	129,633	47,393
Inland	298	1,026	29.0%	43,654	28,383
Domestic Liftboats	4,883	7,712	63.3%	8,498	3,443
International Liftboats	1,923	3,439	55.9%	20,483	5,007
(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period. Included in International Offshore revenue is a total of $3.7 million and $7.3 million related to amortization of deferred mobilization revenue for the three and six months ended June 30, 2010, respectively and $4.2 million and $8.0 million for the three and six months ended June 30, 2009, respectively. Included in International Liftboats revenue is a total of $0.5 million and $0.6 million related to amortization of deferred mobilization revenue for the three and six months ended June 30, 2010, respectively and $0.1 million for the six months ended June 30, 2009. There was no such revenue in the three months ended June 30, 2009.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract. Included in International Offshore operating expense is a total of $0.2 million and $0.4 million related to amortization of deferred mobilization expenses for the three and six months ended June 30, 2010, respectively and $0.7 million and $1.4 million for the three and six months ended June 30, 2009, respectively. Included in International Liftboats operating expense is a total of $0.5 million and $1.2 million related to amortization of deferred mobilization expenses for the three and six months ended June 30, 2010, respectively. There was no such operating expense for the three and six months ended June 30, 2009.
For the Three Months Ended June 30, 2010 and 2009
Revenues
     Consolidated. Total revenues for the three-month period ended June 30, 2010 (the “Current Quarter”) were $165.9 million compared with $183.7 million for the three-month period ended June 30, 2009 (the “Comparable Quarter”), a decrease of $17.8 million, or 10%. This decrease is further described below.

     Domestic Offshore. Revenues for our Domestic Offshore segment were $34.1 million for the Current Quarter compared with $37.0 million for the Comparable Quarter, a decrease of $2.8 million, or 8%. This decrease resulted primarily from a 33% decline in average dayrates which contributed an approximate $12 million decrease during the Current Quarter as compared to the Comparable Quarter. Partially offsetting this decrease is an increase in operating days to 966 days during the Current Quarter from 706 days during the Comparable Quarter, which contributed to an approximate $9 million increase in revenues.
     International Offshore. Revenues for our International Offshore segment were $73.5 million for the Current Quarter compared with $101.8 million for the Comparable Quarter, a decrease of $28.3 million, or 28%. Approximately $28 million of this decrease related to Hercules 170 in warm stack during the Current Quarter and a decline in revenue associated with mobilizing Hercules 205 and Hercules 206 to the U.S. Gulf of Mexico. Average revenue per rig per day increased to $137,886 in the Current Quarter from $129,133 in the Comparable Quarter due primarily to contract mix as the warm-stacked Hercules 170 and transferred rigs in the Current Quarter operated at lower average dayrates during the Comparable Quarter.
     Inland. Revenues for our Inland segment were $5.2 million for the Current Quarter. There were essentially no revenues in the Comparable Quarter.
     Domestic Liftboats. Revenues from our Domestic Liftboats segment were $17.9 million for the Current Quarter compared with $18.9 million in the Comparable Quarter, a decrease of $1.0 million, or 5%. This decrease resulted primarily from the decline in average revenue per vessel per day, $7,149 in the Current Quarter as compared to $7,727 per vessel per day in the Comparable Quarter, or a per vessel per day decrease of $578. The decrease in average revenue per vessel per day was due to weaker dayrates on our smaller class vessels and a shift in the average size of our available vessels due to the mobilization of four larger class vessels to West Africa in the fourth quarter of 2009. Operating days increased slightly in the Current Quarter to 2,503 as compared to 2,444 in the Comparable Quarter primarily due to activity associated with the Macondo blowout remediation efforts, partially offset by the transfer of four vessels to West Africa in the fourth quarter of 2009.
     International Liftboats. Revenues for our International Liftboats segment were $27.2 million for the Current Quarter compared with $20.7 million in the Comparable Quarter, an increase of $6.4 million, or 31%. This increase resulted primarily from the transfer of four vessels to West Africa from the U.S. Gulf of Mexico which contributed approximately $9.6 million in revenue during the Current Quarter. Average revenue per liftboat per day increased to $22,212 in the Current Quarter compared with $20,644 in the Comparable Quarter while operating days increased to 1,224 days in the Current Quarter as compared to 1,005 days in the Comparable Quarter.
     Delta Towing. Revenues for our Delta Towing segment were $8.0 million for the Current Quarter compared with $5.2 million in the Comparable Quarter, an increase of $2.8 million, or 53%. This increase resulted from an increase in operating days during the Current Quarter as compared to the Comparable Quarter due in part to activity associated with the Macondo blowout remediation efforts. The increase was partially offset by a decrease in average vessel dayrates during the Current Quarter as compared to the Comparable Quarter.
Operating Expenses
     Consolidated. Total operating expenses for the Current Quarter were $108.3 million compared with $116.1 million in the Comparable Quarter, a decrease of $7.8 million, or 7%. This decrease is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $37.2 million in the Current Quarter compared with $40.7 million in the Comparable Quarter, a decrease of $3.5 million, or 9%. The decrease was driven by lower costs as a result of our cold stacking plan, a $3.1 million gain on the sale of Hercules 191 in the Current Quarter, partially offset by increased utilization of our non-stacked jackup rigs and the transfer of Hercules 205 to the U.S. GOM in the first quarter of 2010. Average operating expenses per rig per day were $34,729 in the Current Quarter compared with $35,868 in the Comparable Quarter.
     International Offshore. Operating expenses for our International Offshore segment were $32.6 million in the Current Quarter compared with $39.1 million in the Comparable Quarter, a decrease of $6.5 million, or 17%. This decrease related primarily to Hercules 170 in warm stack during the Current Quarter as well as Hercules 205 and Hercules 206 being transferred to Domestic Offshore in the first quarter of 2010 and the fourth quarter of 2009, respectively. These decreases were partially offset by increased cost for Hercules 208 due to expenses incurred to repair leg damage in the Current Quarter. Average operating expenses per rig per day were $39,817 in the Current Quarter compared with $42,998 in the Comparable Quarter.
     Inland. Operating expenses for our Inland segment were $6.4 million in the Current Quarter compared with $8.9 million in the Comparable Quarter, a decrease of $2.5 million, or 28%. This decrease is primarily due to lower costs as a result of our cold stacking plan and other cost reduction initiatives, partially offset by increased utilization of our non-stacked barges. Average operating expenses per rig per day were $23,308 in the Current Quarter compared with $29,231 in the Comparable Quarter.

     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $10.9 million in the Current Quarter compared with $12.4 million in the Comparable Quarter, a decrease of $1.6 million, or 13%. Available days declined to 3,458 in the Current Quarter from 3,842 in the Comparable Quarter due to the transfer of four vessels to our International Liftboats segment in the fourth quarter of 2009. Average operating expenses per vessel per day were $3,139 in the Current Quarter compared with $3,232 in the Comparable Quarter.
     International Liftboats. Operating expenses for our International Liftboats segment were $14.9 million for the Current Quarter compared with $9.1 million in the Comparable Quarter, an increase of $5.8 million, or 63%. The increase resulted primarily from the transfer of four vessels to West Africa from the U.S. Gulf of Mexico, the availability of the Whale Shark as well as higher expenses related to insurance, equipment rentals and licensing fees. Available days increased to 2,154 in the Current Quarter from 1,729 in the Comparable Quarter related to the availability of the Whale Shark and the four vessels transferred from our Domestic Liftboats segment during the fourth quarter of 2009.
     Delta Towing. Operating expenses for our Delta Towing segment were $6.4 million for the Current Quarter compared with $5.8 million in the Comparable Quarter, an increase of $0.5 million, or 9%. The increase is primarily due to the increase in activity associated with the Macondo blowout remediation efforts as well as higher insurance costs, partially offset by lower labor costs.
Impairment of Property and Equipment
     In June 2009, we entered into an agreement to sell Hercules 110, which was cold stacked in Trinidad, and incurred a $26.9 million impairment charge to write-down the rig to its fair value less costs to sell.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Quarter was $48.4 million compared with $51.1 million in the Comparable Quarter, a decrease of $2.7 million, or 5%. This decrease resulted primarily from lower amortization of our international contract values and drydocking costs as well as reduced depreciation due to the sale of Hercules 110 during the third quarter of 2009.
General and Administrative Expenses
     General and administrative expenses were relatively flat in the Current Quarter at $14.8 million compared with $15.5 million in the Comparable Quarter, a decrease of $0.7 million, or 4%.
Interest Expense
     Interest expense in the Current Quarter was $21.3 million compared with $14.6 million in the Comparable Quarter, an increase of $6.7 million, or 46%. This increase was primarily related to interest expense incurred on our 10.5% Senior Secured Notes issued in October 2009, partially offset by lower interest on our 3.375% Convertible Senior Notes due to our second quarter 2009 retirements. In addition, the increase in interest rates after the Credit Amendment were offset by lower debt balances due to the early retirement of a portion of our term loan in the third and fourth quarters of 2009.
Gain on Early Retirement of Debt, Net
     During the Comparable Quarter, we retired $65.8 million aggregate principal amount of the 3.375% Convertible Senior Notes for cash and equity consideration of approximately $40.1 million, resulting in a gain of $13.7 million, net of an associated write-off of a portion of our unamortized issuance costs.
Income Tax Benefit
     Our income tax benefit was $4.7 million on a pre-tax loss of $23.7 million, for an effective rate of 19.7%, during the Current Quarter, compared to a benefit of $11.5 million on a pre-tax loss of $23.3 million, for an effective rate of 49.4%, for the Comparable Quarter. The effective tax rate in the Current Quarter decreased due to the reduction in our estimated annual effective tax rate and other discrete items, including various return to provision adjustments.
For the Six Months Ended June 30, 2010 and 2009
Revenues
     Consolidated. Total revenues for the six-month period ended June 30, 2010 (the “Current Period”) were $316.7 million compared with $407.2 million for the six-month period ended June 30, 2009 (the “Comparable Period”), a decrease of $90.4 million, or 22%. This decrease is further described below.

     Domestic Offshore. Revenues for our Domestic Offshore segment were $63.1 million for the Current Period compared with $96.2 million for the Comparable Period, a decrease of $33.0 million, or 34%. This decrease resulted primarily from a 42% decline in average dayrates which contributed an approximate $41 million decrease during the Current Period as compared to the Comparable Period. Partially offsetting this decrease is an increase in operating days to 1,789 days during the Current Period from 1,570 days during the Comparable Period, which contributed to an approximate $8 million increase in revenues.
     International Offshore. Revenues for our International Offshore segment were $146.9 million for the Current Period compared with $205.2 million for the Comparable Period, a decrease of $58.3 million, or 28%. This decrease related primarily to Hercules 156 and Hercules 170, which did not work in the Current Period, and a decline in revenue associated with mobilizing Hercules 205 and Hercules 206 to the U.S. Gulf of Mexico. Average revenue per rig per day increased to $138,618 in the Current Period from $129,633 in the Comparable Period due primarily to contract mix as the warm-stacked or transferred rigs in the Current Period operated at lower average dayrates during the Comparable Period.
     Inland. Revenues for our Inland segment were $9.9 million for the Current Period compared with $13.0 million for the Comparable Period, a decrease of $3.1 million, or 24%. This decrease resulted primarily from a 54% decrease in average dayrates during the Current Period as compared to the Comparable Period, partially offset by increased operating days, 490 days during the Current Period as compared to 298 days during the Comparable Period.
     Domestic Liftboats. Revenues from our Domestic Liftboats segment were $29.3 million for the Current Period compared with $41.5 million in the Comparable Period, a decrease of $12.2 million, or 29%. This decrease resulted primarily from the decline in average revenue per vessel per day, $6,936 in the Current Period as compared to $8,498 per vessel per day in the Comparable Period, or a per vessel per day decrease of $1,562. The decrease in average revenue per vessel per day was due to both weaker dayrates on our smaller class vessels and a shift in the mix of vessel class, as we mobilized four larger class vessels to West Africa in the fourth quarter of 2009. In addition, operating days decreased to 4,230 days during the Current Period as compared to 4,883 days during the Comparable Period.
     International Liftboats. Revenues for our International Liftboats segment were $53.1 million for the Current Period compared with $39.4 million in the Comparable Period, an increase of $13.8 million, or 35%. This increase resulted primarily from the transfer of four vessels to West Africa from the U.S. Gulf of Mexico which contributed approximately $18.6 million in revenue during the Current Period. Average revenue per liftboat per day increased to $22,164 in the Current Period compared with $20,483 in the Comparable Period while operating days increased to 2,398 days in the Current Period as compared to 1,923 days in the Comparable Period.
     Delta Towing. Revenues for our Delta Towing segment were $14.3 million for the Current Period compared with $11.9 million in the Comparable Period, an increase of $2.4 million, or 20%. This increase resulted primarily from an increase in operating days during the Current Period as compared to the Comparable Period, partially offset by a decrease in average vessel dayrates during the Current Period as compared to the Comparable Period.
Operating Expenses
     Consolidated. Total operating expenses for the Current Period were $217.0 million compared with $265.3 million in the Comparable Period, a decrease of $48.4 million, or 18%. This decrease is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $76.4 million in the Current Period compared with $95.2 million in the Comparable Period, a decrease of $18.8 million, or 20%. The decrease was driven primarily by 458 fewer available days during the Current Period as compared to the Comparable Period, or a 18% decline, due to our cold stacking of rigs. As a part of our cold stacking plan, we reduced our labor force. Our cold stacking resulted in a reduction to our labor, repairs and maintenance, insurance and catering expenses. Average operating expenses per rig per day were relatively flat in the Current Period compared with the Comparable Period.
     International Offshore. Operating expenses for our International Offshore segment were $67.3 million in the Current Period compared with $83.3 million in the Comparable Period, a decrease of $15.9 million, or 19%. This decrease related primarily to Hercules 156 and Hercules 170 in warm stack during the Current Period as well as Hercules 205 and Hercules 206 being transferred to Domestic Offshore in the first quarter of 2010 and fourth quarter of 2009, respectively. Average operating expenses per rig per day were $39,887 in the Current Period compared with $47,393 in the Comparable Period.
     Inland. Operating expenses for our Inland segment were $12.1 million in the Current Period compared with $29.1 million in the Comparable Period, a decrease of $17.0 million, or 59%. Fourteen of our seventeen barges were cold stacked which reduced our available days from 1,026 in the Comparable Period to 543 in the Current Period. This reduction in available days coupled with the reduction in our labor force significantly reduced the segment’s variable operating costs. In addition, the Current Period includes a

$2.2 million gain on the sale of six of our retired barges. Average operating expenses per rig per day were $22,247 in the Current Period compared with $28,383 in the Comparable Period.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $20.2 million in the Current Period compared with $26.6 million in the Comparable Period, a decrease of $6.4 million, or 24%. This decrease is primarily due to the transfer of four vessels to our International Liftboats segment as well as a reduction in labor costs. Available days declined to 6,878 in the Current Period from 7,712 in the Comparable Period due primarily to the transfer of four vessels to our International Liftboats segment in the fourth quarter of 2009. Operating expenses per vessel per day were $2,932 in the Current Period compared with $3,443 in the Comparable Period.
     International Liftboats. Operating expenses for our International Liftboats segment were $29.4 million for the Current Period compared with $17.2 million in the Comparable Period, an increase of $12.1 million, or 70%. The increase resulted primarily from the transfer of four vessels to West Africa from the U.S. Gulf of Mexico, the availability of the Whale Shark as well as higher expenses related to labor, insurance, equipment rentals, repairs and maintenance and licensing fees. Available days increased to 4,314 in the Current Period from 3,439 in the Comparable Period related to the availability of the Whale Shark and the four vessels transferred from our Domestic Liftboats segment during the fourth quarter of 2009.
     Delta Towing. Operating expenses for our Delta Towing segment were $11.6 million for the Current Period compared with $14.0 million in the Comparable Period, a decrease of $2.4 million, or 17%. This decrease is primarily due to lower labor expenses during the Current Period as compared to Comparable Period due to the cold stacking of vessels.
Impairment of Property and Equipment
     In June 2009, we entered into an agreement to sell Hercules 110, which was cold stacked in Trinidad, and incurred a $26.9 million impairment charge to write-down the rig to its fair value less costs to sell.
Depreciation and Amortization
     Depreciation and amortization expense of $98.6 million was relatively flat in the Current Period as compared to the Comparable Period of $99.9 million, a decrease of $1.3 million, or 1%.
General and Administrative Expenses
     General and administrative expenses in the Current Period were $27.1 million compared with $31.7 million in the Comparable Period, a decrease of $4.6 million, or 15%. This decrease primarily related to a reduction of approximately $2.1 million in stock-based compensation expense due to a revision of our estimated forfeiture rate during the Current Period and a net reduction of $1.8 million to bad debt expense.
Interest Expense
     Interest expense in the Current Period was $43.0 million compared with $30.4 million in the Comparable Period, an increase of $12.6 million, or 42%. This increase was primarily related to interest expense incurred on our 10.5% Senior Secured Notes issued in October 2009, partially offset by lower interest on our 3.375% Convertible Senior Notes due to our second quarter 2009 retirements. In addition, the increase in interest rates after the Credit Amendment were offset by lower debt balances due to the early retirement of a portion of our term loan in the third and fourth quarters of 2009.
Gain on Early Retirement of Debt, Net
     During the Comparable Period, we retired $65.8 million aggregate principal amount of the 3.375% Convertible Senior Notes for cash and equity consideration of approximately $40.1 million, resulting in a gain of $13.7 million, net of an associated write-off of a portion of our unamortized issuance costs.
Income Tax Benefit
     Our income tax benefit was $30.8 million on a pre-tax loss of $65.7 million, for an effective rate of 46.9%, during the Current Period, compared to a benefit of $14.3 million on a pre-tax loss of $30.6 million, for an effective rate of 46.8%, for the Comparable Period. During the Current Period we effectively reached a compromise settlement with the Mexican tax authorities on certain outstanding tax liabilities that resulted in a net income tax benefit of approximately $6.0 million during the Current Period. Partially offsetting the effect of this adjustment is the reduction in our estimated annual effective tax rate and other discrete items, including various return to provision adjustments recorded in the Current Period.

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

     The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating Loss	$(5,574)	$(25,829)	$(25,918)	$(16,720)
Adjustments:
Property and equipment impairment	—	26,882	—	26,882

Total adjustments	—	26,882	—	26,882

Adjusted Operating Income (Loss)	$(5,574)	$1,053	$(25,918)	$10,162

Loss from Continuing Operations	$(18,984)	$(11,787)	$(34,940)	$(16,298)
Adjustments:
Property and equipment impairment	—	26,882	—	26,882
Gain on early retirement of debt, net	—	(13,747)	—	(13,747)
Tax impact of adjustments	—	(8,966)	—	(8,966)

Total adjustments	—	4,169	—	4,169

Adjusted Loss from Continuing Operations	$(18,984)	$(7,618)	$(34,940)	$(12,129)

Diluted Loss per Share from Continuing Operations	$(0.17)	$(0.13)	$(0.30)	$(0.18)
Adjustments:
Property and equipment impairment	—	0.30	—	0.30
Gain on early retirement of debt, net	—	(0.15)	—	(0.16)
Tax impact of adjustments	—	(0.11)	—	(0.10)

Total adjustments	—	0.04	—	0.04

Adjusted Diluted Loss per Share from Continuing Operations	$(0.17)	$(0.09)	$(0.30)	$(0.14)

Loss from Continuing Operations	$(18,984)	$(11,787)	$(34,940)	$(16,298)
Interest expense	21,259	14,561	42,998	30,350
Income tax benefit	(4,666)	(11,510)	(30,807)	(14,335)
Depreciation and amortization	48,350	51,091	98,604	99,937

EBITDA	45,959	42,355	75,855	99,654

Adjustments:
Property and equipment impairment	—	26,882	—	26,882
Gain on early retirement of debt, net	—	(13,747)	—	(13,747)

Total adjustments	—	13,135	—	13,135

Adjusted EBITDA	$45,959	$55,490	$75,855	$112,789

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
OUTLOOK
Offshore
     In general, demand for our drilling rigs is a function of our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas prices, with demand internationally typically driven by oil prices. U.S. natural gas prices tend to be highly volatile. Since mid-2008, the spot price for Henry Hub natural gas has ranged from a high of $13.31 per MMBtu on July 2, 2008, to a low of $1.83 in September 4, 2009. As of July 23, 2010, the spot price for Henry Hub natural gas was $4.69 per MMBtu, and the twelve month strip, or the average of the next twelve month’s futures contract, was $4.97 per MMBtu. A myriad of factors combined to cause natural gas prices to decline to extremely depressed levels during the late summer and fall of 2009 from its recent high in mid-2008. The worldwide economic downturn resulted in reduced energy consumption, creating a sharp decline in the demand for natural gas. On the supply side, increases in onshore production in the U.S., driven by a significant increase in onshore drilling activity through mid-2008 and increased activity in prolific unconventional natural gas basins also put downward pressure on natural gas prices. Growing deepwater production and potential increased deliveries of liquefied natural gas are additional factors which weighed on natural gas prices.
     Natural gas prices have recovered from the September 2009 low, but still remain depressed. Expectations for a subdued economic rebound leading to a recovery in industrial demand for natural gas have been overshadowed by the current natural gas supply overhang in the United States. The decline in North American drilling activity from its recent peak has not led to the production declines many had expected thus far, and drilling activity has since increased. All of these factors, together with weather, will likely remain key drivers in the natural gas market for the foreseeable future.
     Oil prices also declined significantly from mid-2008 to early 2009 as a result of the anticipated effects of global economic weakness, increase in oil inventories relative to consumption and a strengthening in the U.S. dollar. The price of West Texas intermediate crude (“WTI”) declined from $145.29 on July 3, 2008, to a multi-year low of $31.41 on December 22, 2008. However, it has since recovered meaningfully to $78.73 as of July 23, 2010.
     During 2009, the Company’s domestic segments experienced the effects of a historic decline in U.S. focused exploration and production capital spending. Based on capital spending surveys from various third party sources, domestic focused exploration and production capital spending was expected to increase in 2010. However, in the wake of the Macondo blowout in the U.S. Gulf of Mexico, regulatory changes imposed by the Department of Interior and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM” formerly the Minerals Management Service) have had an adverse impact on our customers’ ability to timely obtain the necessary drilling permits, and as a result, together with other regulatory uncertainty, have adversely affected demand for our drilling rigs in the region. While we did not experience a material impact to our financial results during the second quarter of 2010, a prolonged continuation of the regulatory delays in the permit approval process would likely have a material impact to our Domestic Offshore segment’s financial results going forward. Further, depending on the severity of the decline in domestic shallow water drilling activity, the effectiveness of our cost reduction and other mitigating measures and the profitability of our other business segments, these events could significantly impact our financial results and could affect our ability to continue to comply with the financial covenants contained in our Credit Agreement.
     Furthermore, activity levels in the Domestic Offshore segment will likely continue to be highly dependent upon natural gas prices, among other factors as our domestic focused customers often quickly adjust their drilling plans to changes in the outlook. Additionally, operators focused in the U.S., have increasingly been deploying incremental capital to other less mature basins such as the various shale formations, a trend that is expected to continue for the foreseeable future. Further, during 2009, we experienced an increase in seasonality with certain operators completing their drilling programs during the first half of the year, so as to avoid drilling during the Atlantic hurricane season. A continuation of this trend could be negative for our operating results as it would be difficult to adjust our cost structure to account for such seasonality.
     While international spending programs are much longer-term in nature than typical U.S. drilling programs, and the customers tend to have greater financial resources, international capital spending also declined in 2009, but to a lesser degree, following nine years of growth. However, international focused capital spending is also expected to modestly increase during 2010.
     While increased capital spending may lead to additional demand for jackup drilling rigs, the offshore drilling industry is still expected to have excess capacity of jackup drilling rigs in 2010, given the current number of idle jackup rigs and expected growth in supply. As of July 23, 2010, there were a total of 81 jackup rigs in the U.S. Gulf of Mexico, with 34 contracted, 14 stacked ready and 33 in the shipyard or cold stacked. Cold stacked rigs are generally not marketed and in some cases would require significant capital to reactivate. Also as of July 23, 2010, there were 375 jackup rigs located in international regions, with 305 contracted, 33 stacked ready,

1 on standby, 1 in port and 35 in the shipyard or cold stacked. Further, 53 new jackup rigs are either under construction or on order for delivery through 2012, of which 21 are scheduled to be delivered during the remainder of 2010. Of the remaining 32 rigs that are under construction, work has been suspended on 11 of these units. However, we anticipate, the majority of the jackups under construction will likely ultimately be delivered and compete with our fleet. As a result of generally higher dayrates, longer duration contracts and lower insurance costs which are prevalent internationally, among other factors, we believe the vast majority of the newbuild jackup rigs will target international regions rather than the U.S. Gulf of Mexico. Our ability to secure new contracts for our international fleet or to expand our international drilling operations may be limited by the increased supply of newbuild jackup rigs.
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
     Nonetheless, a number of other factors could result in improved market conditions for future drilling activity for the longer term. First, with steep initial decline rates in many North American natural gas basins and a meaningful reduction in the rig count from the peak, the recent strong natural gas market production growth could slow or even reverse. With respect to international markets, which are typically driven by crude oil prices, the lack of any significant oil production growth over the last five years, despite a substantial increase in international exploration and production capital spending over this period, leads us to believe that further production growth will be difficult to achieve without significant increases in exploration and production spending or technological improvements. Further, the halt of deepwater drilling activity in the wake of the Macondo blowout in the U.S. Gulf of Mexico on April 20, 2010, may have a negative long term impact on the supply of crude oil from the region.
     The offshore drilling market remains highly competitive and cyclical, and it has historically been difficult to forecast future market conditions. While future commodity price expectations have typically been a key driver for demand for drilling rigs, other factors also affect our customers’ drilling programs, including the quality of drilling prospects, exploration success, relative production costs, availability of insurance, and political and regulatory environments, including the ability and timeliness of obtaining drilling permits from the appropriate regulatory bodies as well as access to offshore leases. Additionally, the offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and are subject to rapid change.
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
     Inland barge drilling activity has slowed dramatically over the past three years and dayrates have declined as a result of the number of the key operators that have curtailed or ceased their activity in the inland market for various reasons, including lack of funding, lack of drilling success and re-allocation of capital to other onshore basins. Activity has increased recently, with a higher percentage of the drilling focused on crude oil. As of July 20, 2010, all three of our marketed inland barges had contracts for work. While we may have some increased activity for our inland barges based on stronger capital budgets and improved commodity prices, we expect activity levels to remain very low during 2010 versus historic norms.
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
     Following the active 2005 hurricane season, which caused tremendous damage to the infrastructure in the U.S. Gulf of Mexico, liftboat utilization and dayrates in the region were stronger than historical levels for approximately two years. As a result of this robust activity, many of our competitors ordered new liftboats and approximately 24 have been delivered for work in the U.S. Gulf of Mexico since January 2007. As of June 2010, we believe that there are another nine liftboats under construction or on order in the U.S. that could potentially be delivered through 2011. Once delivered, these liftboats may further impact the demand and utilization of our domestic liftboat fleet. However, some of these new liftboats in the U.S. Gulf of Mexico could be offset by mobilizations to meet growing demand in other regions. During the second quarter of 2010, liftboat utilization improved in the U.S. Gulf of Mexico largely as a result of clean up efforts related to the Macondo blowout. A continuation of such clean up efforts could sustain higher utilization levels for liftboats in the region. Additionally, increased federal regulation could provide a catalyst for increased well plugging and abandoning activity.

     Our customers’ growth in international capital spending for the last several years, coupled with an aging infrastructure and significant increases in the cost of alternatives for servicing this infrastructure, has generally resulted in strong demand for our liftboats in West Africa. As international markets mature and the focus shifts from exploration to development in locations such as West Africa, the Middle East and Southeast Asia, we expect to experience strong demand growth for liftboats. We anticipate that there may be contract opportunities in international locations for liftboats currently working in the U.S. Gulf of Mexico and for newly constructed liftboats. In 2008 we mobilized two of our liftboats to the Middle East from the U.S. Gulf of Mexico and in 2009 we mobilized four liftboats to West Africa from the U.S. Gulf of Mexico. While we believe that international demand for liftboats will continue to increase over the longer term, political instability in certain regions may negatively impact our customers’ capital spending plans.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Sources and uses of cash for the six-month period ended June 30, 2010 are as follows (in millions):

Net Cash Used in Operating Activities	$(33.5)
Net Cash Provided by (Used in) Investing Activities:
Additions of Property and Equipment	(11.0)
Deferred Drydocking Expenditures	(7.6)
Proceeds from Sale of Assets, Net	10.0
Increase in Restricted Cash	(3.4)

Total	(12.0)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Repayments	(4.0)
Excess Tax Benefits from Stock-Based Arrangements	0.4

Total	(3.6)

Net Decrease in Cash and Cash Equivalents	$(49.1)

Sources of Liquidity and Financing Arrangements
     Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $478.8 million term loan and $175.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets to meet certain covenants under the Credit Agreement, to refinance existing debt or for general corporate purposes. In July 2012, our $175.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of June 30, 2010, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $464.1 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.

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
     In July 2007, we terminated all prior facilities and entered into a new $1,050.0 million credit facility with a syndicate of financial institutions, consisting of a $900.0 million term loan which matures on July 11, 2013 and a $150.0 million revolving credit facility which matures on July 11, 2012 (the “Credit Agreement”). On April 28, 2008, we entered into an agreement to increase the revolving credit facility to $250.0 million.
On July 27, 2009, we amended the Credit Agreement (the “Credit Amendment”) which governs our term loan and revolving credit facility. The Credit Amendment reduced the revolving credit facility by $75.0 million to $175.0 million. As a result of the Credit Amendment and payments on the term loan, the credit facility currently consists of a $478.8 million term loan and a $175.0 million revolving credit facility. The Credit Amendment establishes a minimum London Interbank Offered Rate (“LIBOR”) of 2.00% for Eurodollar Loans, a minimum rate of 3.00% with respect to Alternative Base Rate (“ABR”) Loans, and increases the margin applicable to Eurodollar Loans to 4.00% and ABR Loans to 3.00%. Under the Credit Amendment, the commitment fee on the revolving credit facility increased from 0.375% to 1.00% and the letter of credit fee with respect to the undrawn amount of each letter of credit issued under the revolving credit facility increased from 1.75% to 4.00% per annum.
     The Credit Amendment also modifies certain provisions of the Credit Agreement to, among other things:
•	Eliminate the requirement that we comply with the total leverage ratio financial covenant for the nine month period commencing October 1, 2009 and ending on June 30, 2010.

•	Amend the maximum total leverage ratio that we must comply with to the following schedule. The total leverage ratio for any test period is calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement.

Maximum
Test Date	Total Leverage Ratio
September 30, 2010	8.00 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.00 to 1.00
December 31, 2011	5.50 to 1.00
March 31, 2012	5.25 to 1.00
June 30, 2012	5.00 to 1.00
September 30, 2012	4.75 to 1.00
December 31, 2012	4.50 to 1.00
March 31, 2013	4.25 to 1.00
June 30, 2013	4.00 to 1.00
-	At June 30, 2010, our total leverage ratio was 8.09. There is no maximum total leverage requirement for the period ended June 30, 2010.
•	Require us to maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents we have on hand and availability under the revolving credit facility, of (i) $100.0 million for the period between October 1, 2009 through December 31, 2010, (ii) $75.0 million during calendar year 2011 and (iii) $50.0 million thereafter. As of June 30, 2010, as calculated pursuant to our Credit Agreement, our total liquidity was $256.7 million.

•	Revise the consolidated fixed charge coverage ratio definition and reduce the minimum fixed charge coverage ratio that we must maintain to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
-	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period, all as defined in the Credit Agreement. As of June 30, 2010, our fixed charge coverage ratio was 1.0.
•	Require mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2010, 2011 and 2012, and with proceeds from:
-	unsecured debt issuances, with the exception of refinancing;

-	secured debt issuances;

-	casualty events not used to repair damaged property;

-	sales of assets in excess of $25 million annually; and

-	unless we have achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
     The availability under the $175.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay our term loan. As of June 30, 2010, no amounts were outstanding and $10.0 million in stand-by letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $165.0 million. Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. As of June 30, 2010, $478.8 million was outstanding on the term loan facility and the interest rate was 6.00%. The annualized effective interest rate was 9.07% for the six months ended June 30, 2010 after giving consideration to revolver fees and derivative activity.
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
     In May 2008 and July 2007, we entered into derivative instruments with the purpose of hedging future interest payments on our term loan facility. In May 2008, we entered into a floating-to-fixed interest rate swap with varying notional amounts beginning with $100.0 million with a settlement date of October 1, 2008 and ending with $75.0 million which was settled on December 31, 2009. We received an interest rate of three-month LIBOR and paid a fixed coupon of 2.980% over six quarters. The terms and settlement dates of the swap matched those of the term loan through July 27, 2009, the date of the Credit Amendment. In July 2007, we entered into a zero cost LIBOR collar on $300.0 million of term loan principal with a final settlement date of October 1, 2010 with a ceiling of 5.75% and a floor of 4.99%. The counterparty is obligated to pay us in any quarter that actual LIBOR resets above 5.75% and we pay the counterparty in any quarter that actual LIBOR resets below 4.99%. The terms and settlement dates of the collar matched those of the term loan through July 27, 2009, the date of the Credit Amendment. As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we have prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009 and no longer apply cash flow hedge accounting to these instruments. Because cash flow hedge accounting will not be applied to these instruments, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 have been recorded in earnings and will be on a go-forward basis. As a result of discontinuing the cash flow hedging relationship, we recognized an increase in fair value of $0.1 million and a decrease in fair value of $0.3 million related to the hedge ineffectiveness of our collar as Interest Expense in our Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 related to interest rate derivative instruments. The change in the fair value of our hedging instruments resulted in a decrease in derivative liabilities of $3.3 million during the six months ended June 30, 2010. We had net unrealized gains on hedge transactions of $1.9 million, net of tax of $1.1 million, and $4.0 million, net of tax of $2.2 million for the three and six months ended June 30, 2010, respectively and $2.0 million, net of tax of $1.1 million, and $1.6 million, net of tax of $0.9 million for the three and six months ended June 30, 2009, respectively. Overall, our interest expense was increased by $2.9 million and $6.4 million during the three and six months ended June 30, 2010, respectively and $4.0 million and $8.4 million during the three and six months ended June 30, 2009, respectively, as a result of our interest rate derivative instruments.
     On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under our term loan facility. As of June 30, 2010, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding. The carrying amount of the 10.5% Senior Secured Notes was $292.6 million at June 30, 2010.
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
     On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of June 30, 2010, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The carrying amount of the 3.375% Convertible Senior Notes was $84.7 million at June 30, 2010.
     The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2010, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.
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
     In April 2009, we repurchased $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $6.1 million, resulting in a gain of $10.7 million. In addition, we expensed $0.4 million of unamortized issuance costs in connection with the retirement. In June 2009, we retired $45.8 million aggregate principal amount of our 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million. In addition, we expensed $1.0 million of unamortized issuance costs in connection with the retirement. The settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of Stockholders’ Equity.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$478.8	$421.4	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.6	265.9	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	84.7	70.0	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.4	3.5	3.0
     In April 2010, we completed the annual renewal of all of our key insurance policies. Our primary marine package provides for hull and machinery coverage for our rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $2.1 billion. The marine package includes protection and indemnity and maritime employers liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employers liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package also provides coverage for cargo and charter’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $100.0 million for property damage and removal of debris liability coverage. We also procured an additional $75.0 million excess policy for removal of debris and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy with a $3.0 million deductible providing limits as required by applicable law, including the Oil Pollution Act of 1990. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customer deductibles and coverage as well as a separate primary marine package for our Delta Towing business.
     In 2010, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $24.1 million was financed through this arrangement, and $21.7 million was outstanding at June 30, 2010. The interest rate on the note was 3.79% and it is scheduled to mature in March 2011. Additionally, there was $0.2 million outstanding on the $1.9 million note related to the 2009 insurance renewals for our Delta Towing business. The interest rate on this note is 3.75% and it is scheduled to mature in July 2010.
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
Capital Expenditures
     We expect to spend approximately $40 million on capital expenditures and drydocking, during the remainder of 2010. Planned capital expenditures are generally maintenance and regulatory in nature and do not include refurbishment or upgrades to our rigs, liftboats, and other marine vessels. Should we elect to reactivate cold stacked rigs or upgrade and refurbish selected rigs or liftboats our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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

Bank Guarantees, Letters of Credit, and Surety Bonds
     We execute bank guarantees, letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2010, we had $61.7 million in a bank guarantee, letters of credit and surety bonds outstanding, consisting of a $1.0 million unsecured bank guarantee, a $0.1 million unsecured outstanding letter of credit, $10.0 million letters of credit outstanding under our revolver and $50.6 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations primarily in Mexico and the U.S. If the beneficiaries called the bank guarantee, letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. As of June 30, 2010, we have restricted cash of $7.0 million to support surety bonds primarily related to the Company’s Mexico and U.S. operations. In July 2010, we increased our restricted cash balance by $6.1 million as additional collateral to support surety bonds related to our Mexico and U.S. operations. Additionally, in July 2010, a $13.2 million surety bond related to the Mexico tax assessment was released.
Contractual Obligations
     Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•	Settled $5.3 million of insurance notes payable outstanding at December 31, 2009; and

•	Financed $24.1 million related to the renewal of certain of our insurance policies.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our long-term international contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats and our earnings;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our cost cutting measures and plans to dispose of certain assets;

•	expected completion times for our refurbishment and upgrade projects;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	our ability to effectively reactivate rigs that we have recently stacked;

•	liabilities and restrictions under coastwise laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations; and

•	expectations regarding offshore drilling activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenues, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.
We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2010, Item 1A of Part II of this quarterly report and the following:
•	the ability of our customers in the U.S. Gulf of Mexico to obtain drilling permits;

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand and supply for offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, West Africa and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the impact of governmental laws and regulations, including new laws and regulations in the U.S. Gulf of Mexico arising out of the Macondo blowout incident;

•	the adequacy and costs of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel in view of recent reductions in our personnel;

•	labor relations and work stoppages, particularly in the West African and Mexican labor environments;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage, or insufficient coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
     As of June 30, 2010, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $84.7 million and $292.6 million, respectively.
     As of June 30, 2010, the interest rate for the $478.8 million outstanding under the term loan was 6.0%. If the interest rate averaged 1% more for 2010 than the rates as of June 30, 2010, annual interest expense would increase by approximately $4.8 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our derivatives.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$478.8	$421.4	$482.9	$468.4
10.5% Senior Secured Notes, due October 2017	292.6	265.9	292.3	315.8
3.375% Convertible Senior Notes, due June 2038	84.7	70.0	83.1	76.8
7.375% Senior Notes, due April 2018	3.5	2.4	3.5	3.0
     Interest Rate Swaps and Derivatives
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ hedge transactions such as interest rate swaps and zero cost LIBOR collars as tools to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market decreases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparty to our zero cost LIBOR collar is a creditworthy multinational commercial bank. We believe that the risk of counterparty nonperformance is not currently material, but counterparty risk has recently increased throughout the financial system. Our interest expense was increased by $2.9 million and $6.4 million for the three and six months ended June 30, 2010, respectively and $4.0 million and $8.4 million for the three and six months ended June 30, 2009, respectively, as a result of our interest rate derivative transactions (See the information set forth under the caption “Debt” in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources).
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
     As a result of the inclusion of a LIBOR floor in the Credit Agreement, we do not believe, as of July 27, 2009 and on an ongoing basis, that the interest rate swap and collar will be highly effective in achieving offsetting changes in cash flows attributable to the hedged interest rate risk during the period that the hedge was designated. As such, we prospectively discontinued cash flow hedge accounting for the interest rate swap and collar as of July 27, 2009. Because cash flow hedge accounting is not applied to these instruments for the periods after July 27, 2009, changes in fair value related to the interest rate swap and collar subsequent to July 27, 2009 are recorded in earnings. We recognized an increase in fair value of $0.1 million related to the hedge ineffectiveness of our collar as a reduction to Interest Expense in our Consolidated Statements of Operations for the three months ended June 30, 2010 and a decrease in fair value of $0.3 million related to the hedge ineffectiveness of our collar as Interest Expense in our Consolidated Statements of Operations for the six months ended June 30, 2010. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and six months ended June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including John T. Rynd, our Chief Executive Officer and President, and Stephen M. Butz, our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, Mr. Rynd and Mr. Butz, acting in their capacities as our principal executive officer and our principal financial officer, concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
ITEM 1A. RISK FACTORS
     Except for the additional and updated disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2010.
New and proposed laws and regulations arising out of the Macondo blowout incident could prevent or cause delays for our customers in obtaining drilling permits and lead to increased potential liability and costs for us and our customers, which could adversely impact our operations and profitability in the U.S. Gulf of Mexico.
     On April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, sank after an apparent blowout and fire at the Macondo wellsite. In response to this tragedy, on May 6, 2010, the Department of Interior and BOEM issued a moratorium on drilling in the United States Gulf of Mexico. This moratorium has since been lifted with respect to shallow water operations, but additional regulatory requirements have been imposed. On June 8, 2010, the BOEM issued a Notice to Lessees (NTL) outlining various new safety related regulations for offshore drilling operations. On June 18, 2010, a second NTL was issued outlining additional information that must be submitted to supplement exploration and development plans.
     We have significant operations that are either ongoing or scheduled to commence in the Gulf of Mexico. The new requirements set forth in these NTL’s may delay our operations and cause us to incur additional expenses in order for our rigs and operations in the Gulf of Mexico to be compliant with the new regulations. In addition, these NTL’s and other potential changes in laws and regulations applicable to the offshore drilling industry in the Gulf of Mexico may continue to prevent our customers from obtaining new drilling permits in a timely manner, if at all, which could adversely impact our revenue and profitability. Our customers may also attempt to invoke the force majeure provisions in our drilling contracts, which could result in reduced dayrates during the periods of alleged force majeure or the termination of such contracts, which could further adversely impact our revenue and profitability.
     In addition to recently implemented laws and regulations, the federal government is considering other new laws and regulations, including those that relate to the protection of the environment and impose additional equipment requirements, that would be applicable to the offshore drilling industry in the Gulf of Mexico. The implementation of some of the currently proposed legislation might lead to substantially increased potential liability and operating costs for us and our customers, which could cause our customers to discontinue operating in the Gulf of Mexico and redeploy capital to international markets. These actions, if taken by any of our customers, could result in underutilization of our Gulf of Mexico assets and have an adverse impact on our revenue, profitability and financial position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

			Total Number of
			Shares Purchased	Maximum
	Total		as Part of a	Number of Shares
	Number of		Publicly	That May Yet Be
	Shares	Average Price	Announced Plan	Purchased Under
Period	Purchased (1)	Paid per Share	(2)	Plan (2)
April 1-30, 2010	1,949	$4.13	N/A	N/A
May 1-31, 2010	594	3.29	N/A	N/A
June 1-30, 2010	1,251	2.56	N/A	N/A

Total	3,794	3.48	N/A	N/A

(1)	Represents the surrender of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
ITEM 6. EXHIBITS

10.1*	Executive Employment Agreement dated as of December 15, 2008, between Hercules and Stephen M. Butz.

10.2*	Amendment to Executive Employment Agreement for Lisa W. Rodriguez, dated as of May 7, 2010.

10.3*	Amendment to Executive Employment Agreement for Stephen M. Butz, dated as of May 7, 2010.

10.4*	Amendment to Executive Employment Agreement for Troy L. Carson, dated as of May 7, 2010.

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES OFFSHORE, INC.
By:	/s/ John T. Rynd
John T. Rynd
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Stephen M. Butz
Stephen M. Butz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Troy L. Carson
Troy L. Carson
Chief Accounting Officer (Principal Accounting Officer)

Date: August 3, 2010