Form 10-Q
period 2011-06-30
HERCULES OFFSHORE, INC.
filed 2011-07-28
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 25, 2011 137,879,845

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$117,774	$136,666
Restricted Cash	9,596	11,128
Accounts Receivable, Net of Allowance for Doubtful Accounts of $20,918 and $29,798 as of June 30, 2011 and December 31, 2010, Respectively	169,941	143,796
Prepaids	34,269	17,142
Current Deferred Tax Asset	8,488	8,488
Other	13,889	11,794

	353,957	329,014
Property and Equipment, Net of Accumulated Depreciation of $569,684 and $516,565 as of June 30, 2011 and December 31, 2010, Respectively	1,680,086	1,634,542
Equity Investment	22,678	—
Other Assets, Net	34,761	31,753

	$2,091,482	$1,995,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$4,768	$4,924
Insurance Notes Payable	23,422	5,984
Accounts Payable	59,795	52,279
Accrued Liabilities	55,081	59,861
Interest Payable	16,142	6,974
Taxes Payable	7,232	—
Other Current Liabilities	18,417	16,716

	184,857	146,738
Long-term Debt, Net of Current Portion	839,261	853,166
Other Liabilities	23,410	6,716
Deferred Income Taxes	99,471	135,557
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 139,776 and 116,336 Shares Issued, Respectively; 137,880 and 114,784 Shares Outstanding, Respectively	1,398	1,163
Capital in Excess of Par Value	2,055,265	1,924,659
Treasury Stock, at Cost, 1,896 Shares and 1,552 Shares, Respectively	(52,174)	(50,333)
Retained Deficit	(1,060,006)	(1,022,357)

	944,483	853,132

	$2,091,482	$1,995,309

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(As Adjusted)		(As Adjusted)
Revenue	$170,201	$157,898	$329,579	$302,458
Costs and Expenses:
Operating Expenses	114,328	101,952	220,709	205,316
Depreciation and Amortization	43,011	46,736	84,804	95,400
General and Administrative	16,820	14,502	29,646	26,437

	174,159	163,190	335,159	327,153

Operating Loss	(3,958)	(5,292)	(5,580)	(24,695)
Other Income (Expense):
Interest Expense	(20,140)	(20,620)	(38,646)	(41,685)
Expense of Credit Agreement Fees	—	—	(455)	—
Equity in Losses of Equity Investment	(136)	—	(191)	—
Other, Net	(1,338)	3,182	(1,022)	3,166

Loss Before Income Taxes	(25,572)	(22,730)	(45,894)	(63,214)
Income Tax Benefit	11,269	4,296	17,948	29,789

Loss from Continuing Operations	(14,303)	(18,434)	(27,946)	(33,425)
Loss from Discontinued Operations, Net of Taxes	(9,127)	(550)	(9,703)	(1,515)

Net Loss	$(23,430)	$(18,984)	$(37,649)	$(34,940)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.11)	$(0.16)	$(0.23)	$(0.29)
Loss from Discontinued Operations	(0.07)	(0.01)	(0.08)	(0.01)

Net Loss	$(0.18)	$(0.17)	$(0.31)	$(0.30)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.11)	$(0.16)	$(0.23)	$(0.29)
Loss from Discontinued Operations	(0.07)	(0.01)	(0.08)	(0.01)

Net Loss	$(0.18)	$(0.17)	$(0.31)	$(0.30)

Weighted Average Shares Outstanding:
Basic	131,208	114,757	123,057	114,727
Diluted	131,208	114,757	123,057	114,727
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(37,649)	$(34,940)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	86,460	98,604
Stock-Based Compensation Expense	2,748	1,817
Deferred Income Taxes	(36,332)	(32,311)
Benefit for Doubtful Accounts Receivable	(4,200)	(1,771)
Amortization of Deferred Financing Fees	1,871	1,683
Amortization of Original Issue Discount	2,170	1,998
Equity in Losses of Equity Investment	191	—
Non-Cash Loss on Derivatives	1,220	2,835
(Gain) Loss on Disposal of Assets and Businesses, Net	11,002	(6,729)
Expense of Credit Agreement Fees	455	—
Excess Tax Benefit from Stock-Based Arrangements	(870)	(377)
(Increase) Decrease in Operating Assets -
Accounts Receivable	(6,579)	(26,055)
Prepaid Expenses and Other	14,283	13,027
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(2,925)	(1,065)
Insurance Notes Payable	(8,343)	(7,669)
Other Current Liabilities	3,629	(30,370)
Other Liabilities	10,744	(12,175)

Net Cash Provided by (Used in) Operating Activities	37,875	(33,498)
Cash Flows from Investing Activities:
Acquisition of Seahawk Assets	(25,000)	—
Additions of Property and Equipment	(25,821)	(11,015)
Deferred Drydocking Expenditures	(8,661)	(7,574)
Cash Paid for Equity Investment	(21,894)	—
Proceeds from Sale of Assets and Businesses, Net	38,917	9,969
(Increase) Decrease in Restricted Cash	1,532	(3,371)

Net Cash Used in Investing Activities	(40,927)	(11,991)
Cash Flows from Financing Activities:
Long-term Debt Repayments	(16,231)	(4,003)
Excess Tax Benefit from Stock-Based Arrangements	870	377
Payment of Debt Issuance Costs	(2,109)	—
Proceeds from Exercise of Stock Options	1,630	11

Net Cash Used in Financing Activities	(15,840)	(3,615)

Net Decrease in Cash and Cash Equivalents	(18,892)	(49,104)
Cash and Cash Equivalents at Beginning of Period	136,666	140,828

Cash and Cash Equivalents at End of Period	$117,774	$91,724

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Loss	$(23,430)	$(18,984)	$(37,649)	$(34,940)
Other Comprehensive Income, Net of Taxes:
Changes Related to Hedge Transactions	—	1,932	—	4,011

Comprehensive Loss	$(23,430)	$(17,052)	$(37,649)	$(30,929)

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 12). At June 30, 2011, the Company owned a fleet of 50 jackup rigs, 17 barge rigs, two submersible rigs, one platform rig, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities (See Note 5). Accordingly, the Company has recast certain prior period financial information to reflect the results of operations of the Delta Towing assets as discontinued operations for all periods presented.
     In February 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”), pursuant to which Seahawk agreed to sell the Company 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights. On April 27, 2011, the Company completed the Seahawk asset purchase (See Note 4).
     The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at June 30, 2011, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 8-K filed July 8, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Permanent Importation
     On May 16, 2011, the Company initiated the permanent importation of Rig 3, its platform rig under contract in Mexico, and related equipment and spares into Mexico, at a net cost of approximately $8 million. The net cost consists of a cash payment of approximately $13 million, including approximately $5 million of value added tax, which the Company expects to fully recover as provided by Mexican law.
Revenue Recognition
     Revenue generated from the Company’s contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than ninety days are recognized as services are performed over the term of the related drilling contract. Additionally, the initial fair value of the warrants and 500,000 shares issued from Discovery Offshore have been recorded to deferred revenue to be amortized over 30 years, the estimated useful life of the two new-build Discovery Offshore rigs (See Note 3). Amounts related to deferred revenue, including revenue deferred related to the Company’s construction management agreements with Discovery Offshore as well as the warrants and 500,000 additional shares received from Discovery Offshore, and deferred expenses are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue deferred	$1,492	$—	$26,025	$600
Expense deferred	2,149	—	3,498	—
Deferred Revenue recognized	5,543	5,295	10,775	10,222
Deferred Expense recognized	633	760	1,219	1,761
     For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset.
     The balances related to the Company’s Deferred Costs and Deferred Revenue are as follows (in thousands):

		As of	As of
	Balance Sheet	June 30,	December 31,
	Classification	2011	2010
Assets:
Deferred Expense-Current Portion	Other	$4,149	$1,824
Deferred Expense-Non-Current Portion	Other Assets, Net	3,126	3,172
Liabilities:
Deferred Revenue-Current Portion	Other Current Liabilities	12,126	12,628
Deferred Revenue-Non-Current Portion	Other Liabilities	15,752	—
Percentage-of-Completion
     The Company is using the percentage-of-completion method of accounting for its revenue and related costs associated with its construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. As of June 30, 2011, $14.0 million has been recorded as a deferred revenue liability of which $0.8 million was recognized during the three and six months ended June 30, 2011 under the percentage-of-completion method of accounting. Additionally, $0.7 million in cost was recognized during the three and six months ended June 30, 2011 under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. Management of the Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. The Company had an allowance of $20.9 million and $29.8 million at June 30, 2011 and December 31, 2010, respectively. The change in the Company’s allowance during the six months ended June 30, 2011 related primarily to a payment received from a customer in its International Offshore segment.
Other Assets
     Other assets consist of drydocking costs for marine vessels, a derivative asset, other intangible assets, deferred income taxes, deferred operating expenses, financing fees, investments and deposits. Drydocking costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at June 30, 2011 and December 31, 2010, were $6.4 million and $5.9 million, respectively. Amortization expense for drydocking costs was $4.1 million and $7.8 million for the three and six months ended June 30, 2011 and $3.4 million and $7.6 million for the three and six months ended June 30, 2010, respectively.
     Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt or certain debt amendments, the related unamortized deferred financing fees are expensed in connection with the repayment or amendment (See Note 6). Unamortized deferred financing fees at June 30, 2011 and December 31, 2010 were $11.1 million and $11.4 million, respectively. Amortization expense for financing fees was $1.0 million and $1.9 million for the three and six months ended June 30, 2011, respectively and $0.8 million and $1.7 million for the three and six months ended June 30, 2010, respectively, and is included in Interest Expense on the Consolidated Statements of Operations.
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Restricted Cash
     The Company’s restricted cash balance supports surety bonds related to the Company’s Mexico and U.S. operations.
2. Earnings Per Share
     The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6.9 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for both the three and six months ended June 30, 2011. Stock equivalents of 6.6 million and 6.0 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and six months ended June 30, 2010, respectively. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for either the three and six months ended June 30, 2011 and 2010, respectively, related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in any of these periods.
3. Equity Investment
     In January 2011, the Company made an initial investment of $10 million to purchase 5.0 million shares of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”). Discovery Offshore has ordered two new-build

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”) and they hold options to purchase two additional rigs of the same specifications. In July 2011, Discovery Offshore announced that it was in negotiations with the shipyard to extend the exercise date and finalize the terms on the first of two independent options. The second option has a final exercise date of late October 2011. The Company also executed a construction management agreement (the “Construction Management Agreement”) and a services agreement (the “Services Agreement”) with Discovery Offshore with respect to each of the Rigs. Under the Construction Management Agreements, the Company will plan, supervise and manage the construction and commissioning of the Rigs in exchange for a fixed fee of $7.0 million per Rig, which the Company received in February 2011. Pursuant to the terms of the Services Agreements, the Company will market, manage, crew and operate the Rigs and any other rigs that Discovery Offshore subsequently acquires or controls, in exchange for a fixed daily fee of $6,000 per Rig plus five percent of Rig-based EBITDA (EBITDA excluding SG&A expense) generated per day per Rig, which commences once the Rigs are completed and operating. Under the Services Agreements, Discovery Offshore will be responsible for operational and capital expenses for the Rigs. The Company is entitled to a minimum fee of $5 million per Rig in the event Discovery Offshore terminates a Services Agreement in the absence of a breach of contract by Hercules Offshore. The Company has no other financial obligations or commitments with respect to the Rigs or its ownership in Discovery Offshore. Two of the Company’s officers are on the Board of Directors of Discovery Offshore.
     The Company’s total equity investment in Discovery Offshore was $22.7 million, or 17%, as of June 30, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to the Company for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $11.9 million or 5.4 million shares as well as the Company’s proportionate share of Discovery Offshore’s losses. This investment is being accounted for using the equity method of accounting as the Company has the ability to exert significant influence, but not control, over operating and financial policies. The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore, additional compensation for its costs incurred and efforts expended in forming Discovery Offshore, that, if exercised, would be recorded as an increase in the Company’s equity investment in Discovery Offshore (See Notes 1, 7 and 8). In July 2011, the Company’s investment in Discovery Offshore was increased to $24.1 million, or 18% (See Note 15).
4. Business Combination
     On April 27, 2011, the Company completed its acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. Seahawk operated a jackup rig business that provided contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. The purchase of assets from Seahawk expanded the Company’s jackup fleet and further strengthened the Company’s position as a leading shallow-water drilling provider. The fair value of the shares issued was determined using the closing price of the Company’s common stock of $5.68 on April 27, 2011. The results of Seahawk are included in the Company’s results from the date of acquisition.
     The Company accounted for this transaction as a business combination and accordingly the total consideration was allocated to Seahawk’s net tangible assets based on their estimated fair values. We are in the process of finalizing valuations of the property and equipment. Therefore, the valuation of property and equipment and goodwill are preliminary and are subject to change upon the receipt and management’s review of the final valuations. In addition, certain of the Company’s tax positions are also being reviewed and the valuation of our deferred taxes are preliminary and are subject to change (See Note 11). We have recorded the accounts receivable at estimated fair value which does not include an allowance for doubtful accounts. We are in the process of contacting these customers regarding payment. The valuation of accounts receivable is preliminary and subject to change after discussions with these customers. Upon final valuation of net assets, the excess, if any, of the purchase price over the net assets will be recorded as goodwill.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The preliminary allocation of the consideration is as follows:

April 27, 2011
(In thousands)
(Unaudited)
Accounts Receivable	$15,366
Property and Equipment, Net	145,404

Total Assets	160,770
Accounts Payable	(10,441)

Total Preliminary Purchase Price	$150,329

     The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of Seahawk had occurred as of the beginning of the periods presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition, factually supportable and with respect to income, are expected to have a continuing impact on consolidated results. These items include adjustments to record the incremental depreciation expense related to the increase in fair value of the acquired assets, the elimination of amounts related to the operations of Seahawk that were not purchased in the transaction as well as the elimination of directly related transaction costs.
     The unaudited financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenue	$178.4	$179.9	$363.0	$342.8
Net Loss	(22.0)	(25.5)	(36.2)	(45.2)
Basic loss per share	(0.16)	(0.19)	(0.26)	(0.33)
Diluted loss per share	(0.16)	(0.19)	(0.26)	(0.33)
     The amount of revenue and net income related to the net assets acquired from Seahawk included in our Consolidated Statements of Operations for the three and six months ended June 30, 2011 is as follows:

	Revenue	Net Income
	(In millions)
Actual April 27, 2011 to June 30, 2011	$17.3	$0.8
     The Company incurred transaction costs in the amount of $1.6 million and $3.1 million for the three and six months ended June 30, 2011 related to the Seahawk acquisition of which $1.4 million and $2.9 million, respectively are included in General and Administrative on the Consolidated Statements of Operations. The remaining $0.2 million in transaction costs are included in Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2011, respectively.
5. Dispositions and Discontinued Operations
Dispositions
     From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets during the six months ended June 30, 2011 and 2010 (in thousands):

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Rig	Segment	Period of Sale	Proceeds	Gain/(Loss)
2011:
Hercules 78	Domestic Offshore	May 2011	$1,700	$20
Various(a)	Delta Towing	May 2011	30,000	(13,359)

			$31,700	$(13,339)

2010:
Various(b)	Inland	March 2010	$2,200	$1,753
Various(b)	Inland	April 2010	800	410
Hercules 191	Domestic Offshore	April 2010	5,000	3,067

			$8,000	$5,230

(a)	The Company completed the sale of substantially all of Delta Towing’s assets.

(b)	The Company entered into an agreement to sell six of its retired barges for $3.0 million. The sale of 3 barges closed in each of March and April 2010.
     In November 2010, the Company entered into an agreement to sell its retired jackups Hercules 190 and Hercules 254 for a total of $4.0 million for both jackups, which is expected to close in the third quarter of 2011. The financial information for Hercules 190 and Hercules 254 has been reported as part of the Domestic Offshore segment.
     In July 2011, the Company sold Hercules 152 for gross proceeds of $5.0 million. The financial information for Hercules 152 has been reported as part of the Domestic Offshore segment.
Discontinued Operations
     In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. The Company retained the working capital of its Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 as discontinued operations.
     Interest charges have been allocated to the discontinued operations of the Delta Towing segment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The interest was allocated based on a pro rata calculation of the net Delta Towing assets sold to the Company’s consolidated net assets. Interest allocated to discontinued operations was $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively.
     Operating results of the Delta Towing segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$2,954	$7,997	$9,822	$14,286

Loss Before Income Taxes	$(14,823)	$(920)	$(15,787)	$(2,533)
Income Tax Benefit	5,696	370	6,084	1,018

Loss from Discontinued Operations, Net of Taxes	$(9,127)	$(550)	$(9,703)	$(1,515)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The carrying value of the assets included in the Delta Towing Sale are as follows:

	May 13,	December 31,
	2011	2010
	(In thousands)
Property and Equipment, Net and Related Assets	$43,359	$44,249
     The three and six months ended June 30, 2011 include a loss of $13.4 million, or $8.2 million net of taxes, in connection with the Delta Towing Sale.
6. Debt
     Debt is comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Term Loan Facility, due July 2013	$458,925	$475,156
10.5% Senior Secured Notes, due October 2017	293,295	292,935
3.375% Convertible Senior Notes, due June 2038	88,298	86,488
7.375% Senior Notes, due April 2018	3,511	3,511

Total Debt	844,029	858,090
Less Short-term Debt and Current Portion of Long-term Debt	4,768	4,924

Total Long-term Debt, Net of Current Portion	$839,261	$853,166

     The unamortized discount of the 10.5% Senior Secured Notes and 7.375% Senior Notes is being amortized to interest expense over the life of the respective debt instrument. The unamortized discount of the 3.375% Convertible Senior Notes is being amortized to interest expense over their expected life which ends June 1, 2013.

	June 30, 2011			December 31, 2010
	Notional	Unamortized	Carrying	Notional	Unamortized	Carrying
Liability Component	Amount	Discount	Value	Amount	Discount	Value
	(in millions)			(in millions)
10.5% Senior Secured Notes, due October 2017	$300.0	$(6.7)	$293.3	$300.0	$(7.1)	$292.9
3.375% Convertible Senior Notes, due June 2038*	$95.9	$(7.6)	$88.3	$95.9	$(9.4)	$86.5
7.375% Senior Notes, due April 2018	$3.5	$—	$3.5	$3.5	$—	$3.5

*	The carrying amount of the equity component was $30.1 million at both June 30, 2011 and December 31, 2010.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Three Months Ended June 30,
	2011				2010
	Coupon	Discount	Total	Effective	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate	Interest	Amortization	Interest	Rate
	(in millions)				(in millions)
10.5% Senior Secured Notes, due October 2017	$7.9	$0.2	$8.1	11.00%	$7.8	$0.2	$8.0	11.00%
3.375% Convertible Senior Notes, due June 2038	0.8	0.9	1.7	7.93%	0.8	0.8	1.6	7.93%
7.375% Senior Notes, due April 2018	0.1	—	0.1	7.38%	0.1	—	0.1	7.38%

	Six Months Ended June 30,
	2011				2010
	Coupon	Discount	Total	Effective	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate	Interest	Amortization	Interest	Rate
	(in millions)				(in millions)
10.5% Senior Secured Notes, due October 2017	$15.8	$0.4	$16.2	11.00%	$15.7	$0.3	$16.0	11.00%
3.375% Convertible Senior Notes, due June 2038	1.6	1.8	3.4	7.93%	1.6	1.7	3.3	7.93%
7.375% Senior Notes, due April 2018	0.1	—	0.1	7.38%	0.1	—	0.1	7.38%
Senior secured Credit Agreement
     The Company has a $598.9 million credit facility, consisting of a $458.9 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the credit agreement, as amended, which governs the credit facility (the “Credit Agreement”), the Company must among other things:
•	Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Maximum Total
Test Date	Leverage Ratio

June 30, 2011	6.75 to 1.00
September 30, 2011	7.50 to 1.00
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00
—	At June 30, 2011, the Company’s total leverage ratio was 4.90 to 1.00.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of (i) $75.0 million during calendar year 2011 and (ii) $50.0 million thereafter. As of June 30, 2011, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $245.9 million.

•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of June 30, 2011, the Company’s fixed charge coverage ratio was 1.49 to 1.00.
•	Make mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2011 and 2012, and with proceeds from:
—	unsecured debt issuances, with the exception of refinancing;

—	secured debt issuances;

—	casualty events not used to repair damaged property;

—	sales of assets in excess of $25 million annually; and

—	unless the Company has achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of June 30, 2011. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with the Company’s financial covenants, borrowings under the Company’s revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Furthermore, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.
     Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. In addition to its scheduled payments, during the second quarter of 2011, the Company used a portion of the net proceeds from the sale of the Delta Towing assets to retire $15.0 million of the outstanding balance on the Company’s term loan facility.
     As of June 30, 2011, no amounts were outstanding and $11.9 million in standby letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $128.1 million. As of June 30, 2011, $458.9 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.39% for the six months ended June 30, 2011 after giving consideration to revolver fees.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     In connection with the amendment of the Credit Agreement in March 2011 (“2011 Credit Amendment”), the Company agreed to pay consenting lenders an upfront fee of 0.25% on their commitment, or approximately $1.4 million. Including agent bank fees and expenses the Company’s total cost was approximately $2.0 million. The Company recognized a pretax charge of $0.5 million, $0.3 million net of tax, related to the write off of certain unamortized issuance costs and the expense of certain fees in connection with the 2011 Credit Amendment.
10.5% senior secured notes due 2017
     The 10.5% Senior Secured Notes are guaranteed by all of the Company’s existing and future restricted subsidiaries that incur or guarantee indebtedness under a credit facility, including the Company’s existing credit facility. The notes are secured by liens on all collateral that secures the Company’s obligations under its secured credit facility, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing the Company’s credit facility. Under the intercreditor agreement, the collateral agent for the lenders under the Company’s secured credit facility is generally entitled to sole control of all decisions and actions.
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
3.375% convertible senior notes due 2038
     The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2011, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million.
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
7. Derivative Instruments
     The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share, which approximated $4.25 per share as of June 30, 2011, for 30 consecutive trading days. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 8).
     The following table provides the fair values of the Company’s derivatives (in thousands):

June 30, 2011
Balance Sheet	Fair
Classification	Value
Derivatives:
Warrants	$3,825

Other Assets, Net	$3,825

     The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,
		2011	2010		2011	2010
Derivatives	I.	II.		III.	IV.
Interest rate contracts	Interest Expense	$—	$(2,972)	Interest Expense	$—	$104
Warrants	N/A	$—	$—	Other Income (Expense)	$(1,390)	$—

	Six Months Ended June 30,
		2011	2010		2011	2010
Derivatives	I.	II.		III.	IV.
Interest rate contracts	Interest Expense	$—	$(6,170)	Interest Expense	$—	$(259)
Warrants	N/A	$—	$—	Other Income (Expense)	$(1,220)	$—

I.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

II.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

III.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

IV.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative

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
     As of June 30, 2011 the fair value of the warrants issued by Discovery Offshore was $3.8 million. The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

June 30,
2011
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	10.70
Expected Volatility (%)	50.0%
Risk-free Interest Rate (%)	1.76%
Expected Life of Warrants (years)	5.0
Number of Warrants	5,000,000
     The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at June 30, 2011. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.
     The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Warrants	$3,825	$—	$3,825	$—
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
     The Company incurred $125.1 million ($81.3 million, net of tax) in impairment of property and equipment charges related to certain of its assets of which $2.4 million ($1.5 million, net of tax) related to the discontinued operations of its Delta Towing segment. The property and equipment was valued based on the discounted cash flows associated with the assets which included management’s estimate of sales proceeds less costs to sell.
     The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $22.7 million and $21.6 million at June 30, 2011, respectively. The fair value was calculated using the closing price of Discovery Offshore shares converted to U.S. dollars using the exchange rate at June 30, 2011.
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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$458.9	$457.5	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.3	312.2	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	88.3	89.4	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.2
9. Long-Term Incentive Awards
Stock-based Compensation
     The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2011, approximately 6.8 million shares were available for grant or award under the 2004 Plan, as amended in May 2011.
     During the six months ended June 30, 2011, the Company granted 1.1 million time-based restricted stock awards with a weighted average grant-date fair value per share of $5.01. There were no stock options granted during the six months ended June 30, 2011, respectively. The Company recognized $1.5 million and $2.7 million in stock-based compensation expense during the three and six months ended June 30, 2011, respectively. The Company recognized $1.7 million and $1.8 million in stock-based compensation expense during the three and six months ended June 30, 2010, respectively, which includes a reduction of $0.3 million and $2.1 million due to a change in the Company’s estimated forfeiture rate, respectively.
     On March 6, 2011, the Compensation Committee of the Company’s Board of Directors approved equity grants for certain of its executive officers which consisted of a time-based vesting restricted stock award and a performance based restricted stock award . The

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
grants vest one-third per year on each of the first three anniversaries of the grant date; however, the vesting of the performance grant is contingent upon meeting the established consolidated safety and EBITDA metrics at a weighting of 50% each, with vesting prorated between threshold, target and maximum levels. Threshold, target and maximum performance objectives have been established for each metric, with the officer vesting 33% more shares at the maximum level, 33% less shares at the threshold level, with vesting pro rated between levels, and no shares will be issued with respect to a particular metric if the threshold performance objective is not met with respect to such metric. The target number of performance-based restricted stock issuable under this award if conditions for vesting are met is 479,183 shares. The fair value of these awards was based on the closing price of the Company’s stock on the date of grant.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted stock grants, including performance-based restricted stock grants as of June 30, 2011, was $1.6 million and $7.2 million, respectively, and is expected to be recognized over a weighted-average period of one year and 2.3 years, respectively.
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
     The grant date of each of the three awards is January 1, 2011. Vesting of any award and the amount payable under any vested award do not affect vesting or the amount payable under any of the other awards. Subject to vesting, all awards are payable in cash within thirty days of vesting. No shares of common stock are issuable under any of the awards. These awards are accounted for under stock-compensation principles of accounting as liability instruments. The fair value of these awards is remeasured based on the awards’ estimated fair value at the end of each reporting period and will be recorded to expense over the vesting period. At June 30, 2011, the Company’s liability related to these awards was $0.7 million and is included in Other Liabilities on the Consolidated Balance Sheets. Additionally, compensation expense of $0.4 million and $0.7 million was recognized for the three and six months ended June 30, 2011, respectively. The unrecognized compensation cost related to these awards as of June 30, 2011 was $3.5 million and is expected to be recognized over a weighted-average period of 2.6 years.
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
     The second and third awards are performance awards under the 2004 Plan (“Performance Awards”). Each Performance Award provides for a cash payment, subject to vesting, based on 250,000 shares of the Company’s common stock. Upon satisfaction of vesting requirements, 100% of the first Performance Award will vest on December 31, 2013, and 100% of the second Performance Award will vest on March 31, 2014. Under each Performance Award, vesting is subject to the further requirement that the Average Share Price is at least $5.00. Subject to the satisfaction of the vesting requirements, the payout of each Performance Award shall be equal to the product of (1) 250,000, (2) the Average Share Price or $10.00, whichever is less, divided by $10.00, and (3) the lesser of the Average Share Price or $10.00. If the requirements necessary for vesting of a Performance Award are met, the amount payable in cash under each of the Performance Awards shall be not less than $625,000 and not more than $2,500,000. The fair value of these awards was determined at June 30, 2011 using a Monte Carlo simulation based on the following weighted-average assumptions:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

June 30,
2011
Dividend Yield	—
Expected Price Volatility	50%
Risk-Free Interest Rate	0.8%
Stock Price	$5.51
Fair Value	$2.62
     The Company used the historical volatility of its common stock to estimate volatility. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period. The stock price represents the closing price of the Company’s common stock at June 30, 2011.
10. Supplemental Cash Flow Information
     The Company had non-cash investing activities related to its equity investment in Discovery Offshore as 500,000 shares of Discovery Offshore valued at $1.0 million were received by the Company as reimbursement for costs incurred and efforts expended in forming Discovery Offshore.
     The following summarizes investing activities relating to the acquisition of Seahawk assets integrated into the Company’s operations for the period shown (in thousands):

Six Months
Ended
June 30, 2011
Fair Value of Assets	$160,770
Common Stock Issuance	(125,329)
Total Liabilities	(10,441)

Cash Consideration	$25,000

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash paid (received), net during the period for:
Interest	$26,092	$28,628
Income taxes	(427)	23,603
11. Income Tax
     The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2005 through 2009 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although, the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004, however TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian tax returns are open for examination for the years 2005 through 2009.
     In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contested the Company’s right to certain deductions and also claimed it did not remit withholding tax due on certain of these deductions. In 2008, the Mexican tax authorities commenced an audit for the 2005 tax year. During 2010, the Company effectively reached a compromise settlement of all issues for 2004—2007. The Company paid $11.6 million and reversed (i) previously provided reserves and (ii) an associated tax benefit in the year ended December 31, 2010 which totaled $5.8 million, of which the initial impact for the six months ended June 30, 2010 was $6.0 million.
     Effective April 27, 2011 the Company purchased substantially all of the assets of Seahawk Drilling, Inc. (“Seahawk”). The Company’s financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets for income tax purposes. Seahawk is currently in a Chapter 11 proceeding in United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by the Company as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to the Company’s financial position would be reflected in its financial statements at that future date.
     As of June 30, 2011, the Company was in a net income tax payable position of $7.2 million which is included in Taxes Payable on the Consolidated Balance Sheets and as of December 31, 2010, the Company was in a net income tax receivable position of $5.6 million which is included in Other on the Consolidated Balance Sheets.
12. Segments
     The Company reports its business activities in five business segments: (1) Domestic Offshore, (2) International Offshore, (3) Inland, (4) Domestic Liftboats and (5) International Liftboats. The financial information of the Company’s discontinued operations is not included in the results of operations presented for the Company’s reporting segments (See Note 5). The Company eliminates inter-segment revenue and expenses, if any.
     The following describes the Company’s reporting segments as of June 30, 2011:
     Domestic Offshore — includes 42 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 80 to 350 feet. Sixteen of the jackup rigs are either working on short-term contracts or available for contracts, two are in the shipyard and twenty-four are cold-stacked. Both submersibles are cold-stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has two jackup rigs working offshore in Saudi Arabia, one jackup rig contracted offshore in Malaysia, one jackup rig contracted in Angola and one platform rig under contract in Mexico. The Company has two jackup rigs in India, one which is preparing for a new contract in the Democratic Republic of Congo and one which is available for contract. The Company has one jackup rig warm-stacked and one jackup rig cold-stacked in Bahrain. In addition to owning and operating its own rigs, the Company has a Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of the Rigs. (See Note 3). There was $0.8 million in revenue and $0.7 million expense associated with the Construction Management Agreement with Discovery Offshore recognized during both the three and six months ended June 30, 2011.
     Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of the inland barges are either operating on short-term contracts or available and fourteen are cold-stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-five are operating or available and six are cold-stacked.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Information regarding reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$48,643	$(17,167)	$16,861	$82,442	$(42,297)	$31,943
International Offshore	70,047	18,207	13,256	147,166	50,881	26,556
Inland	7,625	(2,193)	3,407	13,127	(8,572)	8,028
Domestic Liftboats	16,860	1,910	3,860	27,491	(1,459)	7,501
International Liftboats	27,026	5,960	4,976	59,353	17,561	9,474

	170,201	6,717	42,360	329,579	16,114	83,502

Corporate	—	(10,675)	651	—	(21,694)	1,302

Total Company	$170,201	$(3,958)	$43,011	$329,579	$(5,580)	$84,804

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$34,143	$(20,520)	$17,170	$63,105	$(50,646)	$33,709
International Offshore	73,493	24,237	14,473	146,935	46,723	29,404
Inland	5,180	(7,728)	6,239	9,931	(13,035)	13,745
Domestic Liftboats	17,895	2,993	3,668	29,338	427	7,868
International Liftboats	27,187	6,493	4,368	53,149	11,796	9,059

	157,898	5,475	45,918	302,458	(4,735)	93,785

Corporate	—	(10,767)	818	—	(19,960)	1,615

Total Company	$157,898	$(5,292)	$46,736	$302,458	$(24,695)	$95,400

	Total Assets
	June 30,	December 31,
	2011	2010
Domestic Offshore	$907,124	$772,950
International Offshore	748,647	712,988
Inland	124,486	136,229
Domestic Liftboats	86,220	86,013
International Liftboats	165,461	167,561
Delta Towing	5,184	56,631
Corporate	54,360	62,937

Total Company	$2,091,482	$1,995,309

13. Commitments and Contingencies
Legal Proceedings
     The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2011, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Shareholder Derivative Suits
     FCPA Litigation
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Say-on-Pay Litigation
     In June, two separate shareholder derivative actions were filed against the Company in response to the Company’s failure to receive a majority advisory vote in favor of its 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States District Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the Federal District Court for the Southern District of Texas. Each action was ostensibly filed on behalf of and for the benefit of the Company, naming the Company as a nominal defendant and certain of its officers and directors, as well as its compensation consultant, as defendants alleging, among other claims, breach of fiduciary duty and unjust enrichment. The petitions allege that pay increases to the Company’s executive officers in 2010 were unwarranted and violated Company policy. The plaintiffs in each matter seek damages, injunctive and/or equitable relief purportedly on behalf of the Company, certain corporate actions, and an award of their costs and attorney’s fees.
     The Company does not expect the ultimate outcome of any of these shareholder derivative lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
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
     Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid or that does not naturally close itself off through what is typically described as bridging over. The Company carries a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, the Company has separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage. The Company also had a separate underlying marine package for its Delta Towing business.

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
     In 2011, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $23.2 million was outstanding as of June 30, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012. Additionally, there was $0.2 million outstanding on the $1.8 million note related to the 2010 insurance renewals for the Company’s Delta Towing business. The interest rate on this note is 3.54% and it is scheduled to mature July 2011.
Surety Bonds, Bank Guarantees and Unsecured Letters of Credit
     The Company had $9.6 million outstanding related to surety bonds at June 30, 2011. The surety bonds guarantee the Company’s performance as it relates to its drilling contracts and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated in Mexico and the U.S.
     The Company had $1.0 million in unsecured bank guarantees and a $0.1 million unsecured letter of credit outstanding at June 30, 2011.
Sales Tax Audits
     Certain of the Company’s legal entities obtained in the TODCO acquisition are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues, however, the Company has accrued approximately $5.9 million, which is included in Accrued Liabilities on the Consolidated Balance Sheets, as of June 30, 2011 and December 31, 2010, respectively, while the Company provides additional information and responds to auditor requests.
14. Accounting Pronouncements
     In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
15. Subsequent Events
     In July 2011, the Company purchased an additional 0.6 million Discovery Offshore shares at 10.5 NOK per share for a total price of $1.2 million, increasing the Company’s equity investment in Discovery Offshore to 18%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and June 30, 2010, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed on July 8, 2011. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K, as amended on Form 8-K filed July 8, 2011, for the year ended December 31, 2010, Item 1A of Part II of our quarterly report on Form 10-Q, as amended on Form 8-K filed July 8, 2011, for the quarter ended March 31, 2011 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
     We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. Including the assets acquired in the Seahawk transaction, we own a fleet of 49 jackup rigs, 17 barge rigs, two submersible rigs, one platform rig and 60 liftboat vessels and operate an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
Asset Purchase
     On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. The fair value of the shares issued was determined using the closing price of our common stock of $5.68 on April 27, 2011. The results of Seahawk are included in our results from the date of acquisition.
Asset Disposition
     In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. We retained the working capital of our Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 as discontinued operations.
Financial Statement Recast
     In connection with the Delta Towing sale, we have recast certain prior period financial information to reflect the results of operations of the Delta Towing assets as discontinued operations for all periods presented.
Investment
     In January 2011, we paid $10 million to purchase 5.0 million shares, an initial investment in approximately eight percent of the total outstanding equity of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”), which investment was used by Discovery Offshore towards funding the down payments on two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”). The Rigs, Keppel FELS “Super A” design, are being constructed by Keppel FELS in its Singapore shipyard and have a maximum water depth rating of 400 feet, two million pound hook load capacity, and are capable of drilling up to 35,000 feet deep. The two Rigs are expected to be delivered in the second and fourth quarter of 2013, respectively. Discovery Offshore also holds options to purchase two additional rigs of the same specifications. In July 2011, Discovery Offshore announced that it was in negotiations with the shipyard to extend the exercise date and finalize the terms on the first of two independent options. The second option has a final exercise date of late October 2011.
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
     In addition to the $10 million investment, we received 500,000 additional shares worth $1.0 million to cover our costs incurred and efforts expended in forming Discovery Offshore. We were issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share, which approximated $4.25 per share as of June 30, 2011, for 30 consecutive trading days. The warrants were issued to additionally compensate us for our costs incurred and efforts expended in forming Discovery Offshore. The warrants are being accounted for as a derivative instrument. The initial fair value of the warrants and the 500,000 additional shares have been recorded to deferred revenue to be amortized over 30 years, the useful life of the Rigs. We have no other financial obligations or commitments with respect to the Rigs or our ownership in Discovery Offshore. Two of our officers are on the Board of Directors of Discovery Offshore.
     We report our business activities in five business segments, which, as of July 27, 2011, included the following:
     Domestic Offshore — includes 41 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 80 to 350 feet. Seventeen of the jackup rigs are either working on short-term contracts or available for contracts, one is in the shipyard and twenty-three are cold-stacked. Both submersibles are cold-stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs working offshore in Saudi Arabia, one jackup rig contracted offshore in Malaysia, one jackup rig contracted in Angola and one platform rig in Mexico. We have two jackup rigs in India, one which is en route to the Democratic Republic of Congo and one which is under contract. In addition, we have one jackup rig warm-stacked and one jackup rig cold-stacked in Bahrain. In addition, to owning and operating our own rigs, we have the Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of the Rigs.. There was $0.8 million in revenue and $0.7 million expense associated with the Construction Management Agreement with Discovery Offshore recognized during both the three and six months ended June 30, 2011. On May 16, 2011, the Company initiated the permanent importation of Rig 3, its platform rig under contract in Mexico, and related equipment and spares into Mexico, at a net cost of approximately $8 million. The net cost consists of a cash payment of approximately $13 million, including approximately $5 million of value added tax, which the Company expects to fully recover as provided by Mexican law.
     Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and fourteen are cold-stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-five are operating or available and six are cold-stacked.
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold-stacked offshore West Africa and two are operating or available for contracts in the Middle East region.
     In November 2010, we entered into an agreement to sell our retired jackups Hercules 190 and Hercules 254 for a total of $4.0 million for both jackups, which is expected to close in the third quarter of 2011. The financial information for Hercules 190 and Hercules 254 has been reported as part of the Domestic Offshore segment.
     In July 2011, we sold Hercules 152 for gross proceeds of $5.0 million. The financial information for Hercules 152 has been reported as part of the Domestic Offshore segment.

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
     Our backlog at July 27, 2011 totaled approximately $148.1 million for our executed contracts, including those related to assets purchased from Seahawk. Approximately $100.7 million of this backlog is expected to be realized during the remainder of 2011. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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
Regulations
     The United States Coast Guard recently issued a Policy Letter that provides for more frequent inspections of foreign flagged Mobile Offshore Drilling Units (MODUs) that operate on the United State Outer Continental Shelf (OCS). The Coast Guard will make determinations to conduct more frequent inspections of foreign flagged MODUs in accordance with its newly-implemented Mobile Offshore Drilling Unit Safety and Environmental Protection Compliance Targeting Matrix. We may be subject to increased costs and potential downtime for certain of our rigs operating on the OCS if such rigs are determined by the Coast Guard to need additional oversight and inspection under this new Policy Letter.
     In addition to this new Coast Guard Policy Letter, the BOEMRE is also continuing to review whether it can directly regulate drilling contractors. To this point, the BOEMRE has only had jurisdiction over the operators of oil and gas properties, but has, in response to the Macondo well blowout in April 2010, been considering expanding its authority to include the regulation of drilling contractors. If the BOEMRE is granted such authority over drilling contractors, we could be subject to additional regulations with respect to our operations in the United States Gulf of Mexico, which may have an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS
     On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk. The results of Seahawk are included in our results from the date of acquisition which impacts the comparability of the 2011 periods with the corresponding 2010 periods.
     The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
		(As Adjusted)		(As Adjusted)
Domestic Offshore:
Number of rigs (as of end of period)	44	25	44	25
Revenue	$48,643	$34,143	$82,442	$63,105
Operating expenses	46,204	37,229	87,206	76,381
Depreciation and amortization expense	16,861	17,170	31,943	33,709
General and administrative expenses	2,745	264	5,590	3,661

Operating loss	$(17,167)	$(20,520)	$(42,297)	$(50,646)

International Offshore:
Number of rigs (as of end of period)	9	9	9	9
Revenue	$70,047	$73,493	$147,166	$146,935
Operating expenses	36,877	32,610	70,705	67,329
Depreciation and amortization expense	13,256	14,473	26,556	29,404
General and administrative expenses	1,707	2,173	(976)	3,479

Operating income	$18,207	$24,237	$50,881	$46,723

Inland:
Number of barges (as of end of period)	17	17	17	17
Revenue	$7,625	$5,180	$13,127	$9,931
Operating expenses	6,128	6,363	13,158	12,080
Depreciation and amortization expense	3,407	6,239	8,028	13,745
General and administrative expenses	283	306	513	(2,859)

Operating loss	$(2,193)	$(7,728)	$(8,572)	$(13,035)

Domestic Liftboats:
Number of liftboats (as of end of period)	41	41	41	41
Revenue	$16,860	$17,895	$27,491	$29,338
Operating expenses	10,554	10,853	20,418	20,167
Depreciation and amortization expense	3,860	3,668	7,501	7,868
General and administrative expenses	536	381	1,031	876

Operating income (loss)	$1,910	$2,993	$(1,459)	$427

International Liftboats:
Number of liftboats (as of end of period)	24	24	24	24
Revenue	$27,026	$27,187	$59,353	$53,149
Operating expenses	14,565	14,897	29,222	29,359
Depreciation and amortization expense	4,976	4,368	9,474	9,059
General and administrative expenses	1,525	1,429	3,096	2,935

Operating income	$5,960	$6,493	$17,561	$11,796

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
		(As Adjusted)		(As Adjusted)
Total Company:
Revenue	170,201	157,898	329,579	302,458
Operating expenses	114,328	101,952	220,709	205,316
Depreciation and amortization	43,011	46,736	84,804	95,400
General and administrative	16,820	14,502	29,646	26,437

Operating loss	(3,958)	(5,292)	(5,580)	(24,695)
Interest expense	(20,140)	(20,620)	(38,646)	(41,685)
Expense of credit agreement fees	—	—	(455)	—
Equity in losses of equity investment	(136)	—	(191)	—
Other, net	(1,338)	3,182	(1,022)	3,166

Loss before income taxes	(25,572)	(22,730)	(45,894)	(63,214)
Income tax benefit	11,269	4,296	17,948	29,789

Loss from continuing operations	(14,303)	(18,434)	(27,946)	(33,425)
Loss from discontinued operations, net of taxes	(9,127)	(550)	(9,703)	(1,515)

Net loss	$(23,430)	$(18,984)	$(37,649)	$(34,940)

     The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended June 30, 2011
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,059	1,453	72.9%	$45,933	$31,799
International Offshore	564	728	77.5%	124,197	50,655
Inland	272	273	99.6%	28,033	22,447
Domestic Liftboats	2,100	3,215	65.3%	8,029	3,283
International Liftboats	1,270	2,093	60.7%	21,280	6,959

	Three Months Ended June 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	966	1,072	90.1%	$35,345	$34,729
International Offshore	533	819	65.1%	137,886	39,817
Inland	250	273	91.6%	20,720	23,308
Domestic Liftboats	2,503	3,458	72.4%	7,149	3,139
International Liftboats	1,224	2,154	56.8%	22,212	6,916

	Six Months Ended June 30, 2011
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,847	2,443	75.6%	$44,636	$35,696
International Offshore	1,146	1,448	79.1%	128,417	48,829
Inland	477	543	87.8%	27,520	24,232
Domestic Liftboats	3,430	6,635	51.7%	8,015	3,077
International Liftboats	2,665	4,163	64.0%	22,271	7,019

	Six Months Ended June 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,789	2,062	86.8%	$35,274	$37,042
International Offshore	1,060	1,688	62.8%	138,618	39,887
Inland	490	543	90.2%	20,267	22,247
Domestic Liftboats	4,230	6,878	61.5%	6,936	2,932
International Liftboats	2,398	4,314	55.6%	22,164	6,806

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold-stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract.
For the Three Months Ended June 30, 2011 and 2010
Revenue
     Consolidated. Total revenue for the three-month period ended June 30, 2011 (the “Current Quarter”) was $170.2 million compared with $157.9 million for the three-month period ended June 30, 2010 (the “Comparable Quarter”), an increase of $12.3 million, or 8%. This increase is further described below.
     Domestic Offshore. Revenue for our Domestic Offshore segment was $48.6 million for the Current Quarter compared with $34.1 million for the Comparable Quarter, an increase of $14.5 million, or 42%. Revenue for the Current Quarter includes $17.3 million related to the rigs acquired from Seahawk. Excluding the revenue from the rigs acquired from Seahawk, revenue decreased $2.8 million due to a decline in operating days for the legacy Hercules rigs to 693 days during the Current Quarter from 966 days during the Comparable Quarter which contributed to an approximate $12 million decrease, partially offset by an increase in average dayrates for the legacy Hercules rigs, which contributed to an approximate $9 million increase in revenue during the Current Quarter as compared to the Comparable Quarter.

     International Offshore. Revenue for our International Offshore segment was $70.0 million for the Current Quarter compared with $73.5 million for the Comparable Quarter, a decrease of $3.4 million, or 5% primarily related to the Current Quarter maturity of the contracts for Hercules 258 and Hercules 260, which contributed to a decrease of $4.4 million and $7.1 million, respectively. These decreases are partially offset by Hercules 185 operating under a new contract in the Current Quarter compared to not meeting revenue recognition criteria in the Comparable Quarter which contributed to a $6.7 million increase in revenue. Additionally, the Company provided management services to Discovery Offshore which contributed to a $0.8 million increase in the Current Quarter as compared to the Comparable Quarter.
     Inland. Revenue for our Inland segment was $7.6 million for the Current Quarter compared with $5.2 million for the Comparable Quarter, an increase of $2.4 million, or 47%. This increase was driven by a 35% increase in average dayrates which contributed to an approximate $2 million increase to revenue in the Current Quarter as compared to the Comparable Quarter.
     Domestic Liftboats. Revenue from our Domestic Liftboats segment was $16.9 million for the Current Quarter compared with $17.9 million in the Comparable Quarter, a decrease of $1.0 million, or 6%. This decrease resulted primarily from a 16% decline in operating days, which contributed to an approximate $3 million decrease in revenue. This decrease was partially offset by an increase in average revenue per liftboat per day to $8,029 in the Current Quarter compared with $7,149 in the Comparable Quarter, which contributed to an approximate $2 million increase in revenue.
     International Liftboats. Revenue for our International Liftboats segment was $27.0 million for the Current Quarter compared with $27.2 million in the Comparable Quarter, a decrease of $0.2 million, or 1%.
Operating Expenses
     Consolidated. Total operating expenses for the Current Quarter were $114.3 million compared with $102.0 million in the Comparable Quarter, an increase of $12.4 million, or 12%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $46.2 million in the Current Quarter compared with $37.2 million in the Comparable Quarter, an increase of $9.0 million, or 24%. Operating expenses for the Current Quarter include approximately $13 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses decreased $3.8 million driven by a decrease to labor costs and repairs and maintenance expenses of $5.3 million and $1.2 million, respectively, offset by an increase in workers’ compensation expenses of $2.4 million as well as fewer net gains on assets sales in the Current Quarter as compared to the Comparable Quarter of $2.0 million. Average operating expenses per rig per day were $31,799 in the Current Quarter compared with $34,729 in the Comparable Quarter.
     International Offshore. Operating expenses for our International Offshore segment were $36.9 million in the Current Quarter compared with $32.6 million in the Comparable Quarter, an increase of $4.3 million, or 13%. This increase was due to approximately $8 million in costs incurred for the permanent importation of Rig 3 to Mexico in the Current Quarter and Hercules 185 operating under a new contract in the Current Quarter compared to being on stand-by in the Comparable Quarter which contributed to a $3.0 million increase. These increases are partially offset by i) the cold stacking of Hercules 156 in December 2010 which contributed to a $1.6 million decrease; ii) the maturity of the contracts for Hercules 260 and Hercules 258 in May 2011 and June 2011, respectively which contributed to a $2.2 million and $0.7 million decrease, respectively and iii) a decrease in workers’ compensation expenses of $1.8 million overall during the Current Quarter. Average operating expenses per rig per day were $50,655 in the Current Quarter compared with $39,817 in the Comparable Quarter.
     Inland. Operating expenses for our Inland segment were $6.1 million in the Current Quarter compared with $6.4 million in the Comparable Quarter, a decrease of $0.2 million, or 4% due to a decrease in labor costs of $0.7 million offset by increased equipment rentals of $0.6 million. Average operating expenses per rig per day were $22,447 in the Current Quarter compared with $23,308 in the Comparable Quarter.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $10.6 million in the Current Quarter compared with $10.9 million in the Comparable Quarter, a decrease of $0.3 million, or 3%. Available days decreased to 3,215 days in the Current Quarter from 3,458 days in the Comparable Quarter due to cold-stacking of liftboats. Average operating expenses per vessel per day were slightly higher at $3,283 in the Current Quarter compared with $3,139 in the Comparable Quarter.

     International Liftboats. Operating expenses for our International Liftboats segment were $14.6 million for the Current Quarter compared with $14.9 million in the Comparable Quarter, a decrease of $0.3 million, or 2%. The decrease is due to a decrease in workers compensation of $0.7 million offset by an increase in labor costs of $0.6 million in the Current Quarter as compared to the Comparable Quarter. Available days decreased slightly to 2,093 in the Current Quarter from 2,154 in the Comparable Quarter. Average operating expenses per vessel per day were relatively flat at $6,959 in the Current Quarter compared with $6,916 in the Comparable Quarter.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Quarter was $43.0 million compared with $46.7 million in the Comparable Quarter, a decrease of $3.7 million, or 8%. This decrease resulted primarily from reduced depreciation in the Current Quarter of approximately $7 million due to asset sales and fully depreciated assets as well as asset impairments recorded in the fourth quarter of 2010, partially offset by an approximate $3 million increase in depreciation in the Current Quarter due to capital additions, including $1.7 million of depreciation related to the addition of the rigs acquired from Seahawk.
General and Administrative Expenses
     General and administrative expenses in the Current Quarter were $16.8 million compared with $14.5 million in the Comparable Quarter, an increase of $2.3 million, or 16%. The increase is primarily related a $1.9 million increase in legal and professional service fees in the Current Quarter of which approximately $1.4 million was included in our Domestic Offshore segment related to the Seahawk transaction costs.
Interest Expense
     Interest expense in the Current Quarter was $20.1 million compared with $20.6 million in the Comparable Quarter, a decrease of $0.5 million, or 2%. This decrease was related primarily to the impact of our interest rate collar outstanding in the Comparable Quarter, somewhat offset by the increased rate on our term loan.
Other Expense
     Other Expense in the Current Quarter was $1.3 million compared to Other Income of $3.2 million in the Comparable Quarter, an increase to expense of $4.5 million, or 142%, primarily due to a $1.4 million decrease to the fair market value of our Discovery Offshore Warrants in the Current Quarter as well as a $3.3 million currency gain in the Comparable Quarter due to the devaluation of the Venezuelan Bolivar currency.
Income Tax Benefit
     Our income tax benefit was $11.3 million on a pre-tax loss of $25.6 million, for an effective rate of 44.1%, during the Current Quarter, compared to a benefit of $4.3 million on a pre-tax loss of $22.7 million, for an effective rate of 18.9%, for the Comparable Quarter. The effective tax rate in the Current Quarter increased as compared to the Comparable Quarter due to mix of earnings (losses) from different jurisdictions as well as adjustments for various discrete items, including certain return to provision adjustments in the Comparable Quarter. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.
Discontinued Operations
     We had a loss from our discontinued Delta Towing operations of $9.1 million during the Current Quarter compared to a loss from our discontinued Delta Towing operations of $0.6 million during the Comparable Quarter, an increased loss of $8.6 million. The increased loss was primarily the result of the $13.4 million loss recognized for the Delta Towing sale, offset by fewer operating days as the sale was completed in May 2011.

For the Six Months Ended June 30, 2011 and 2010
Revenue
     Consolidated. Total revenue for the six-month period ended June 30, 2011 (the “Current Period”) was $329.6 million compared with $302.5 million for the six-month period ended June 30, 2010 (the “Comparable Period”), an increase of $27.1 million, or 9%. This increase is further described below.
     Domestic Offshore. Revenue for our Domestic Offshore segment was $82.4 million for the Current Period compared with $63.1 million for the Comparable Period, an increase of $19.3 million, or 31% primarily due to revenue of $17.3 million related to the rigs acquired from Seahawk. Excluding the revenue from the rigs acquired from Seahawk, revenue increased $2.0 million for the legacy Hercules rigs due to an increase in average dayrates, which contributed to an approximate $16 million increase in revenue, partially offset by a decline in operating days for the legacy Hercules rigs to 1,481 days during the Current Period from 1,789 days during the Comparable Period which contributed to an approximate $14 million decrease in revenue during the Current Period as compared to the Comparable Period.
     International Offshore. Revenue for our International Offshore segment was $147.2 million for the Current Period compared with $146.9 million for the Comparable Period, an increase of $0.2 million.
     Inland. Revenue for our Inland segment was $13.1 million for the Current Period compared with $9.9 million for the Comparable Period, an increase of $3.2 million, or 32%. This increase was driven primarily by a 36% increase in average dayrates which contributed to an approximate $4 million increase to revenue in the Current Period as compared to the Comparable Period.
     Domestic Liftboats. Revenue from our Domestic Liftboats segment was $27.5 million for the Current Period compared with $29.3 million in the Comparable Period, a decrease of $1.8 million, or 6%. This decrease resulted primarily from a 19% decline in operating days, which contributed to an approximate $6 million decrease in revenue. This decrease was partially offset by an increase in average revenue per liftboat per day to $8,015 in the Current Period compared with $6,936 in the Comparable Period, which contributed to an approximate $5 million increase in revenue.
     International Liftboats. Revenue for our International Liftboats segment was $59.4 million for the Current Period compared with $53.1 million in the Comparable Period, an increase of $6.2 million, or 12%. This increase resulted primarily from an increase in operating days during the Current Period to 2,665 days from 2,398 days in the Comparable Period, which contributed to an approximate $6 million increase in revenue.
Operating Expenses
     Consolidated. Total operating expenses for the Current Period were $220.7 million compared with $205.3 million in the Comparable Period, an increase of $15.4 million, or 7%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $87.2 million in the Current Period compared with $76.4 million in the Comparable Period, an increase of $10.8 million, or 14%, primarily due to operating expenses of approximately $13 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses decreased $2.0 million driven by a decrease to labor costs, equipment rentals, freight costs, repairs and maintenance costs and catering expenses of $6.1 million, $2.2 million, $0.9 million, $0.8 million and $0.6 million respectively, offset by an increase in workers’ compensation expenses of $7.0 million as well as $2.5 million fewer gains on assets sales in the Current Period as compared to the Comparable Period. Average operating expenses per rig per day were $35,696 in the Current Period compared with $37,042 in the Comparable Period.
     International Offshore. Operating expenses for our International Offshore segment were $70.7 million in the Current Period compared with $67.3 million in the Comparable Period, an increase of $3.4 million, or 5%. The increase was driven by i) Hercules 185 operating under a new contract in the Current Period compared to being on stand-by in the Comparable Period which contributed to a $4.3 million increase, ii) costs to prepare Hercules 170 for contract during the Current Period which contributed to a $1.8 million increase and iii) permanent importation costs for Rig 3 of approximately $8 million during the Current Period. Partially offsetting these increases i) Hercules 205 was transferred to the Domestic Offshore segment during the first quarter of 2010 which contributed to a $3.1 million decrease, ii) Hercules 156 was cold stacked in December 2010 which contributed to a $2.2 million decrease, iii) Hercules

260 operated fewer days in the Current Period as compared to the Comparable Period as the contract ended in May of 2011 which contributed to an $1.3 million decrease and iv) workers compensation expenses decreased $1.4 million for the remaining rigs overall. Average operating expenses per rig per day were $48,829 in the Current Period compared with $39,887 in the Comparable Period.
     Inland. Operating expenses for our Inland segment were $13.2 million in the Current Period compared with $12.1 million in the Comparable Period, an increase of $1.1 million, or 9%. This increase is primarily due to the Comparable Period gain of $2.2 million on the sale of six of our retired barges offset by a $1.1 million reduction in labor costs in the Current Period as compared to the Comparable Period. Average operating expenses per rig per day were $24,232 in the Current Period compared with $22,247 in the Comparable Period.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $20.4 million in the Current Period compared with $20.2 million in the Comparable Period, an increase of $0.3 million, or 1%. Available days decreased to 6,635 in the Current Period from 6,878 in the Comparable Period due to cold-stacking of liftboats. Average operating expenses per vessel per day were flat in the Current Period as compared to the Comparable Period.
     International Liftboats. Operating expenses for our International Liftboats segment were $29.2 million for the Current Period compared with $29.4 million in the Comparable Period, a decrease of $0.1 million. The decrease is due to $1.2 million of mobilization costs amortized in the Comparable Period offset by an increase in labor costs of $1.2 million in the Current period. Available days decreased slightly to 4,163 in the Current Period from 4,314 in the Comparable Period. Average operating expenses per vessel per day were $7,019 in the Current Period compared with $6,806 in the Comparable Period.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Period was $84.8 million compared with $95.4 million in the Comparable Period, a decrease of $10.6 million, or 11%. This decrease resulted primarily from reduced depreciation in the Current Period of approximately $14 million due to asset sales and fully depreciated assets as well as asset impairments recorded in the fourth quarter of 2010, partially offset by an approximate $4 million increase in depreciation in the Current Period due to capital additions, including $1.7 million of depreciation related to the addition of the rigs acquired from Seahawk.
General and Administrative Expenses
     General and administrative expenses in the Current Period were $29.6 million compared with $26.4 million in the Comparable Period, an increase of $3.2 million, or 12%. The increase is related to an approximate $0.7 million increase in the Current Period in labor and burden costs due to the impact of the Company’s liability retention awards and an approximate $5.0 million increase in legal and professional service fees in the Current Period of which $2.9 million related to the Seahawk transaction costs. These increases are largely offset by a $2.5 million reduction in bad debt expense in the Current Period as compared to the Comparable Period.
Interest Expense
     Interest expense in the Current Period was $38.6 million compared with $41.7 million in the Comparable Period, a decrease of $3.0 million, or 7%. This decrease was related primarily to the impact of our interest rate collar outstanding in the Comparable Period, somewhat offset by the increased rate on our term loan.
Expense of Credit Agreement Fees
     During the Current Period, we amended our credit agreement (the “Credit Agreement”). In doing so, we recorded the write-off of certain deferred debt issuance costs and expensed certain fees directly related to these activities totaling $0.5 million.
Other Expense
     Other Expense in the Current Period was $1.0 million compared to Other Income in the Comparable Period of $3.2 million, an increase to expense of $4.2 million, primarily due to the Current Period recording of the fair market value of our Discovery Offshore Warrants of $1.2 million as well as a $3.3 million currency gain in the Comparable Period due to the devaluation of the Venezuelan Bolivar currency.

Income Tax Benefit
     Our income tax benefit was $17.9 million on a pre-tax loss of $45.9 million, for an effective rate of 39.1%, during the Current Period, compared to a benefit of $29.8 million on a pre-tax loss of $63.2 million, for an effective rate of 47.1%, for the Comparable Period. The effective tax rate in the Current Period decreased as compared to the Comparable Period due to mix of earnings (losses) from different jurisdictions as well as the prior year benefit of $6.0 million related to the effective compromise settlement with the Mexican tax authorities on certain tax liabilities partially offset by adjustments for various discrete items, including certain return to provision adjustments in the Comparable Period. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.
Discontinued Operations
     We had a loss from our discontinued Delta Towing operations of $9.7 million during the Current Period compared to a loss from our discontinued Delta Towing operations of $1.5 million during the Comparable Period, an increased loss of $8.2 million. The increased loss was primarily the result of the $13.4 million loss recognized for the Delta Towing sale, offset by fewer operating days as the sale was completed in May 2011.
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

     The following table presents a reconciliation of the GAAP financial measure to the corresponding adjusted financial measure (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Loss from Continuing Operations	$(14,303)	$(18,434)	$(27,946)	$(33,425)
Interest expense	20,140	20,620	38,646	41,685
Income tax benefit	(11,269)	(4,296)	(17,948)	(29,789)
Depreciation and amortization	43,011	46,736	84,804	95,400

EBITDA	37,579	44,626	77,556	73,871

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
     We believe that our more critical accounting policies include those related to property and equipment, equity investments, derivatives, revenue recognition, percentage-of-completion, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation and cash and cash equivalents. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed July 8, 2011, and Item 1 of Part I of this Quarterly Report on Form 10-Q.
OUTLOOK
Offshore
     Demand for our oilfield services is driven by our Exploration and Production (“E&P”) customers’ capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
     Drilling activity levels in the shallow water U.S. Gulf of Mexico are typically dependent on natural gas prices, and to a lesser extent crude oil prices, as well as our customers’ ability to obtain necessary drilling permits to operate in the region. As of July 27, 2011, the spot price for Henry Hub natural gas was $4.46 per MMbtu, with the twelve month strip, or average of the next twelve months’ futures contracts, at $4.56 per MMbtu. We expect natural gas to continue to account for the majority of hydrocarbon production in the shallow water U.S. Gulf of Mexico and the performance of our Domestic Offshore segment will remain dependent on natural gas prices. However, in many cases, there is associated crude oil from drilling activity in the U.S. Gulf of Mexico. We believe, operators have increasingly pursued drilling opportunities that contain associated oil production, given the current high price for crude oil and this may continue to contribute to jackup rig demand in the region.
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
     The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with imposition of new regulations during 2010, as drilling contractors such as ourselves and some of our competitors have elected to cold stack, or no longer actively market, a number of rigs in the region, while other competitors have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of actively marketed jackup rigs in the U.S. Gulf of Mexico has declined from 63 rigs in late 2008 to 45 rigs as of July 27, 2011. Of the 45 marketed rigs, we own 18 of these rigs, which includes 7 rigs acquired from Seahawk. Of the 45 actively marketed rigs in the U.S. Gulf of Mexico, we estimate that approximately 36 are contracted. Although we are encouraged by the reduction in the marketed supply of jackup rigs in the region, the relatively limited number of uncontracted rigs available, and recent improvements in dayrates, we remain cautious about the outlook for the Domestic Offshore segment given the continued delays in permitting and market expectations for a prolonged period of low natural gas prices. Any new regulatory or legislative changes that would affect shallow water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore’s financial results.
     Additionally, based on the improved backdrop of drilling activity in the U.S. Gulf of Mexico, as well as robust onshore drilling activity in the U.S., there has been a tightening of skilled labor across the oilfield service industry. These factors, coupled with our reduction of wages during the financial crisis, have resulted in an outlook for rising labor costs in our Domestic Offshore segment. Further, maintaining a skilled workforce may become harder, particularly if drilling activity in the U.S. and globally continues to rise and competition intensifies for the pool of experienced offshore labor.
     Demand for our rigs in our International Offshore segment is primarily dependent on crude oil prices. Strong crude oil prices during 2010 and into the first half of 2011, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase throughout 2011. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply. As of July 27, 2011, there were 358 jackup rigs marketed in international regions, of which 28 rigs were uncontracted. Further, there are 72 new jackup rigs either under construction or on order globally for delivery through 2014, of which 58 were without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will be sufficient to absorb the increased supply of drilling rigs with higher specifications. We have entered into agreements with Discovery Offshore to manage the construction, marketing and operations of two ultra high specification harsh environment jackup drilling rigs scheduled to be delivered in the second quarter and fourth quarter of 2013, respectively.
     As of our latest fleet status report, the Company has three jackup rigs that will complete their current three year contracts during the latter half of 2011. There is no guarantee we will be able to secure new contracts for these rigs. If we are successful in securing new contracts, there may be some downtime between when the existing contract expires and the new contract commences. Furthermore, current market rates for comparable rigs in the various international regions are substantially below existing contracted rates. As our international customers typically have longer term investment programs, and tend to enter into multi-year contracts for our services, new international contracts could expose our International Offshore segment to much lower rates over the next several years.
     Activity for inland barge drilling in the U.S. generally follows similar drivers as drilling in the U.S. Gulf of Mexico Shelf, with activity following operators’ expectations of prices for natural gas and crude oil. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. Inland activity levels appear to have stabilized in 2010, but remain depressed relative to historical levels. As of July 25, 2011, there were 24 marketed barge rigs, of which 22 were contracted. We expect industry activity levels in 2011 to remain relatively flat, barring a significant increase in natural gas prices and/or property exchanges to new operators that may spur drilling activity in this region.
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

     On occasion, domestic liftboat demand will experience a sharp increase due to the occurrence of exogenous events such as hurricanes or maritime incidents that result in extraordinary damage to offshore infrastructure or require coastal restoration work. Such an event occurred in 2010 with the Macondo well incident, which led to a significant increase in demand for the Domestic Liftboat segment stemming from clean up efforts throughout mid-2010. At the peak, we had 12 out of our 38 marketed liftboats dedicated to this activity. Such demand effectively concluded by the end of the third quarter of 2010, and we do not expect this source of revenue to recur.
     On September 15, 2010, the Department of Interior issued the Notice to Lessees Number 2010-G05, which provides federal guidelines for the plugging and abandonment of wells and decommissioning of offshore platforms in the U.S. Gulf of Mexico. These new federal regulations require E&P operators to perform such services, and we expect liftboat demand in support of these services will increase over an extended period of time, in particular demand for the larger class liftboats. However, the magnitude of incremental liftboat demand growth related to plugging, abandonment and decommissioning services is uncertain. Further, barring an exogenous industry event, it is also uncertain whether such an increase in liftboat demand stemming from these new regulations will be adequate to fully offset the absence of clean up related business that we benefited from in 2010.
     Liftboats are required to undergo annual inspections, which may result in additional capital expenditures, or drydocking costs, to comply with federal regulations. During the second quarter of 2011, the estimated cost of drydocking various vessels in the Domestic Liftboat segment led us to make the economic decision to no longer actively market, or cold stack three vessels. Currently, we have a total of six cold stacked liftboats in the U.S. and one cold stacked liftboat in West Africa. At this time, we do not anticipate additional cold stacking of vessels. Future decisions to cold stack additional vessels, or reactivate vessels that are currently cold stacked, will depend on our assessment of the economic viability of such action.
     Our International Liftboat segment is driven by our customers’ demand for production, platform maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. In recent years, international liftboat utilization has lagged the U.S. We believe that this is due in part to competitive pressures and curtailment of capital spending by various customers in the wake of the 2008 financial crisis. During late 2010 and continuing into 2011, we have seen some signs of improvement in liftboat demand from various international customers. Over the long term, we believe that international liftboat demand will benefit from: (i) the aging offshore infrastructure and maturing offshore basins; (ii) desire by our international customers to economically produce from these mature basins and service their infrastructure; and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is our expectation of increased competition in our international markets.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Sources and uses of cash for the six month period ended June 30, 2011 are as follows (in millions):

Net Cash Provided by Operating Activities	$37.9
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Seahawk Assets	(25.0)
Additions of Property and Equipment	(25.8)
Deferred Drydocking Expenditures	(8.7)
Cash Paid for Equity Investment	(21.9)
Proceeds from Sale of Assets and Businesses, Net	38.9
Decrease in Restricted Cash	1.5

Total	(41.0)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Repayments	(16.2)
Excess Tax Benefit from Stock-Based Arrangements	0.9
Payment of Debt Issuance Costs	(2.1)
Proceeds from Exercise of Stock Options	1.6

Total	(15.8)

Net Decrease in Cash and Cash Equivalents	$(18.9)

Business Combination
     On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. The fair value of the shares issued was determined using the closing price of our common stock of $5.68 on April 27, 2011. The results of Seahawk are included in our results from the date of acquisition.
Equity Investment and Derivative Asset
     Our total equity investment in Discovery Offshore was $22.7 million, or 17% as of June 30, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to us for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $11.9 million or 5.4 million shares as well as our proportionate share of Discovery Offshore’s losses. This investment is being accounted for using the equity method of accounting as we have the ability to exert significant influence, but not control, over operating and financial policies. In July 2011, our investment in Discovery Offshore increased to $24.1 million, or 18%, as we purchased an additional 0.6 million shares of Discovery Offshore. We have warrants issued from Discovery Offshore that are being accounted for as a derivative asset equal to $3.8 million as of June 30, 2011 that, if exercised, would be recorded as an increase our equity investment in Discovery Offshore. The initial fair value of the warrants of $5.0 million as well as the $1.0 million related to the 500,000 additional shares have been recorded as deferred revenue to be amortized over 30 years, the estimated useful life of the two Discovery Offshore rigs, of which $0.1 million was recognized during the three and six months ended June 30, 2011, respectively. Subsequent changes in the fair value of the warrants are recognized to other income (expense). We recognized $1.4 million and $1.2 million to other expense related to the change in the fair value of the warrants during the three and six months ended June 30, 2011, respectively.
Percentage-of-Completion
     We are using the percentage-of-completion method of accounting for our revenue and related costs associated with our construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. As of June 30, 2011, $14.0 million has been recorded as a deferred revenue liability of which $0.8 million was recognized to revenue during both the three and six months ended June 30, 2011 under the percentage-of-completion method of accounting. Additionally, $0.7 million in cost was recognized during both the three and six months ended June 30, 2011 under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.

Sources of Liquidity and Financing Arrangements
     Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $458.9 million term loan and $140.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to meet certain covenants under the Credit Agreement, to refinance existing debt or for general corporate purposes. In July 2012, our $140.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of June 30, 2011, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $449.4 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.
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
     We have a $598.9 million credit facility, consisting of a $458.9 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the credit agreement, as amended, which governs the credit facility (the “Credit Agreement”), we must among other things:
•	Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Maximum Total
Test Date	Leverage Ratio

June 30, 2011	6.75 to 1.00
September 30, 2011	7.50 to 1.00
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00

—	At June 30, 2011, our total leverage ratio was 4.90 to 1.00.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of (i) $75.0 million during calendar year 2011 and (ii) $50.0 million thereafter. As of June 30, 2011, as calculated pursuant to the Credit Agreement, our total liquidity was $245.9 million.

•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of June 30, 2011, our fixed charge coverage ratio was 1.49 to 1.00.
•	Make mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2011 and 2012, and with proceeds from:
—	unsecured debt issuances, with the exception of refinancing;

—	secured debt issuances;

—	casualty events not used to repair damaged property;

—	sales of assets in excess of $25 million annually; and

—	unless the we have achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that we meet certain financial ratios and tests, which we met as of June 30, 2011. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with the our financial covenants, borrowings under our revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent us from borrowing under the revolving credit facility, which would in turn have a material adverse effect on our available liquidity. Furthermore, an event of default could result in us having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on our assets.
     Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.2 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. In addition to our scheduled payments, during the second quarter of 2011, we used a portion of the net proceeds from the sale of the Delta Towing assets to retire $15.0 million of the outstanding balance on our term loan facility.
     As of June 30, 2011, no amounts were outstanding and $11.9 million in standby letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $128.1 million. As of June 30, 2011, $458.9 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.39% for the six months ended June 30, 2011 after giving consideration to revolver fees.
     In connection with the amendment of the Credit Agreement in March 2011 (“2011 Credit Amendment”), we agreed to pay consenting lenders an upfront fee of 0.25% on their commitment, or approximately $1.4 million. Including agent bank fees and expenses our total cost was approximately $2.0 million. We recognized a pretax charge of $0.5 million, $0.3 million net of tax, related to the write off of certain unamortized issuance costs and the expense of certain fees in connection with the 2011 Credit Amendment.
     We recognized an increase in fair value of $0.1 million and a decrease in fair value of $0.3 million related to the hedge ineffectiveness of our interest rate collar, settled October 1, 2010 per the contract, as Interest Expense in our Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively. We had a net unrealized gain on hedge transactions of $1.9 million, net of tax of $1.1 million, and $4.0 million, net of tax of $2.2 million for the three and six months ended June 30, 2010, respectively. Overall, our interest expense was increased by $2.9 million and $6.4 million during the three and six months ended June 30, 2010, respectively as a result of our interest rate derivative instruments. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 as our interest rate collar’s final settlement occurred in 2010.
     On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the 10.5% Senior Secured Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. As of June 30, 2011, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding.
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
     On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of June 30, 2011, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The net carrying amount of the 3.375% Convertible Senior Notes was $88.3 million at June 30, 2011.
     The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2011, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.
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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$458.9	$457.5	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.3	312.2	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	88.3	89.4	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.2
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
     Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid or that does not naturally close itself off through what is typically described as bridging over. We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage. We also had a separate underlying marine package for our Delta Towing business.
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
     In 2011, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $23.2 million was outstanding at June 30, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012. Additionally, there was $0.2 million outstanding on the $1.8 million note relating to the 2010 insurance renewals for our Delta Towing business. The interest rate on this note is 3.54% and it is scheduled to mature July 2011.
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
  Capital Expenditures
     We expect to spend approximately $40 million on capital expenditures and drydocking during the remainder of 2011, which includes our preliminary estimate of expenditures related to the recently acquired Seahawk jackup rigs. Planned capital expenditures are generally maintenance and regulatory in nature and do not include refurbishment or upgrades to our rigs, liftboats, and other marine vessels. Should we elect to reactivate cold stacked rigs or upgrade and refurbish selected rigs or liftboats, our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
Bank Guarantees, Letters of Credit, and Surety Bonds
     We execute bank guarantees, letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2011, we had $22.6 million of bank guarantees, letters of credit and surety bonds outstanding, consisting of $1.0 million in unsecured bank guarantees, a $0.1 million unsecured outstanding letter of credit, $11.9 million in standby letters of credit outstanding under our revolver and $9.6 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts and other obligations in Mexico and the U.S. If the beneficiaries called the bank guarantees, letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. As of June 30, 2011, we have restricted cash of $9.6 million to support surety bonds related to our Mexico and U.S. operations.
Contractual Obligations
     Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•	Reduced $21.8 million of surety bonds outstanding at December 31, 2010;

•	Settled $5.8 million of insurance note payable outstanding at December 31, 2010;

•	Repaid $16.2 million of our term loan facility outstanding at December 31, 2010; and

•	Financed $25.8 million related to the renewal of certain of our insurance policies.

For additional information about our contractual obligations as of December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources— Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed July 8, 2011.
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
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed July 8, 2011, and Item 1A of Part II of this quarterly report and the following:
•	the ability of our customers in the U.S. Gulf of Mexico to obtain drilling permits;

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the impact of governmental laws and regulations, including new laws and regulations in the U.S. Gulf of Mexico arising out of the Macondo well blowout incident;

•	the adequacy and costs of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel and rising cost of labor;

•	labor relations and work stoppages, particularly in the West African and Mexican labor environments;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage or insufficient coverage;

•	the effect of litigation, investigations and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
     As of June 30, 2011, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $88.3 million and $293.3 million, respectively.
     As of June 30, 2011, the interest rate for the $458.9 million outstanding under the term loan was 7.5%. If the interest rate averaged 1% more for 2011 than the rates as of June 30, 2011, annual interest expense would increase by approximately $4.6 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our interest rate derivatives, if any.
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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$458.9	$457.5	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.3	312.2	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	88.3	89.4	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	3.0	3.5	2.2
Fair Value of Warrants and Derivative Asset
     At June 30, 2011, the fair value of derivative instruments was $3.8 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,925
50% increase in stock price	3,990
10% increase in assumed volatility	820
25% decrease in stock price	(1,645)
50% decrease in stock price	(2,930)
10% decrease in assumed volatility	(920)
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
ITEM 1A. RISK FACTORS
     Except for the additional and updated disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed July 8, 2011.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares That May
	of Shares	Average Price	Part of a Publicly	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under Plan (2)
April 1-30, 2011	1,356	$4.58	N/A	N/A
May 1-31, 2011	559	6.12	N/A	N/A
June 1-30, 2011	6,189	5.83	N/A	N/A

Total	8,104	5.64	N/A	N/A

(1)	Represents the surrender of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
     In April 2011 and in connection with the Seahawk asset acquisition, we issued 22.1 million shares of our Common Stock, net of a working capital adjustment. The 0.3 million shares returned to us based on the working capital adjustment have been deemed repurchased into Treasury Stock.
ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data filed is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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
Date: July 28, 2011