Form 10-Q
period 2011-09-30
HERCULES OFFSHORE, INC.
filed 2011-10-28
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 24, 2011 137,893,030

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$127,274	$136,666
Restricted Cash	13,604	11,128
Accounts Receivable, Net of Allowance for Doubtful Accounts of $12,867 and $29,798 as of September 30, 2011 and December 31, 2010, Respectively	163,780	143,796
Prepaids	23,651	17,142
Current Deferred Tax Asset	10,572	8,488
Other	16,906	11,794

	355,787	329,014
Property and Equipment, Net of Accumulated Depreciation of $605,997 and $516,565 as of September 30, 2011 and December 31, 2010, Respectively	1,631,661	1,634,542
Equity Investment	34,910	—
Other Assets, Net	31,667	31,753

	$2,054,025	$1,995,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$4,768	$4,924
Insurance Notes Payable	12,987	5,984
Accounts Payable	53,707	52,279
Accrued Liabilities	57,973	59,861
Interest Payable	18,585	6,974
Taxes Payable	6,231	—
Other Current Liabilities	20,942	16,716

	175,193	146,738
Long-term Debt, Net of Current Portion	838,012	853,166
Other Liabilities	21,869	6,716
Deferred Income Taxes	90,301	135,557
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 139,789 and 116,336 Shares Issued, Respectively; 137,892 and 114,784 Shares Outstanding, Respectively	1,398	1,163
Capital in Excess of Par Value	2,056,428	1,924,659
Treasury Stock, at Cost, 1,897 Shares and 1,552 Shares, Respectively	(52,178)	(50,333)
Retained Deficit	(1,076,998)	(1,022,357)

	928,650	853,132

	$2,054,025	$1,995,309

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Adjusted)		(As Adjusted)
Revenue	$162,991	$157,609	$492,570	$460,067
Costs and Expenses:
Operating Expenses	111,372	102,310	332,081	307,626
Depreciation and Amortization	43,895	44,982	128,699	140,382
General and Administrative	10,757	14,158	40,403	40,595

	166,024	161,450	501,183	488,603

Operating Loss	(3,033)	(3,841)	(8,613)	(28,536)
Other Income (Expense):
Interest Expense	(20,389)	(20,752)	(59,035)	(62,437)
Expense of Credit Agreement Fees	—	—	(455)	—
Equity in Losses of Equity Investment	(34)	—	(225)	—
Other, Net	(1,561)	(22)	(2,583)	3,144

Loss Before Income Taxes	(25,017)	(24,615)	(70,911)	(87,829)
Income Tax Benefit	7,973	8,478	25,921	38,267

Loss from Continuing Operations	(17,044)	(16,137)	(44,990)	(49,562)
Income (Loss) from Discontinued Operations, Net of Taxes	52	1,076	(9,651)	(439)

Net Loss	$(16,992)	$(15,061)	$(54,641)	$(50,001)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.12)	$(0.14)	$(0.35)	$(0.43)
Income (Loss) from Discontinued Operations	—	0.01	(0.08)	(0.01)

Net Loss	$(0.12)	$(0.13)	$(0.43)	$(0.44)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.12)	$(0.14)	$(0.35)	$(0.43)
Income (Loss) from Discontinued Operations	—	0.01	(0.08)	(0.01)

Net Loss	$(0.12)	$(0.13)	$(0.43)	$(0.44)

Weighted Average Shares Outstanding:
Basic	137,887	114,774	128,000	114,742
Diluted	137,887	114,774	128,000	114,742
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(54,641)	$(50,001)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	130,355	144,758
Stock-Based Compensation Expense	3,898	2,799
Deferred Income Taxes	(47,458)	(38,639)
Provision (Benefit) for Doubtful Accounts Receivable	(12,240)	80
Amortization of Deferred Financing Fees	2,877	2,493
Amortization of Original Issue Discount	3,305	3,041
Non-Cash Loss on Derivatives	3,065	1,987
(Gain) Loss on Disposal of Assets and Businesses, Net	5,495	(10,180)
Other	(197)	(381)
(Increase) Decrease in Operating Assets -
Accounts Receivable	7,622	(10,841)
Prepaid Expenses and Other	21,744	16,563
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(9,013)	(2,811)
Insurance Notes Payable	(18,778)	(15,036)
Other Current Liabilities	13,260	(10,011)
Other Liabilities	9,073	(14,141)

Net Cash Provided by Operating Activities	58,367	19,680
Cash Flows from Investing Activities:
Acquisition of Seahawk Assets	(25,000)	—
Additions of Property and Equipment	(33,508)	(16,353)
Deferred Drydocking Expenditures	(12,859)	(10,972)
Cash Paid for Equity Investment	(34,155)	—
Proceeds from Sale of Assets and Businesses, Net	58,440	15,764
Increase in Restricted Cash	(2,476)	(9,466)

Net Cash Used in Investing Activities	(49,558)	(21,027)
Cash Flows from Financing Activities:
Long-term Debt Repayments	(18,615)	(5,233)
Payment of Debt Issuance Costs	(2,109)	—
Other	2,523	396

Net Cash Used in Financing Activities	(18,201)	(4,837)

Net Decrease in Cash and Cash Equivalents	(9,392)	(6,184)
Cash and Cash Equivalents at Beginning of Period	136,666	140,828

Cash and Cash Equivalents at End of Period	$127,274	$134,644

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Loss	$(16,992)	$(15,061)	$(54,641)	$(50,001)
Other Comprehensive Income, Net of Taxes:
Changes Related to Hedge Transactions	—	1,762	—	5,773

Comprehensive Loss	$(16,992)	$(13,299)	$(54,641)	$(44,228)

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 12). At September 30, 2011, the Company owned a fleet of 49 jackup rigs, 17 barge rigs, two submersible rigs, one platform rig, and 60 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.
     In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities (See Note 5). Accordingly, the Company has recast certain prior period financial information to reflect the results of operations of the Delta Towing assets as discontinued operations for all periods presented.
     In February 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”), pursuant to which Seahawk agreed to sell the Company 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights (“Seahawk Transaction”). On April 27, 2011, the Company completed the Seahawk Transaction (See Note 4).
     The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at September 30, 2011, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 8-K filed July 8, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.
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
     The Company, through the Audit Committee of the Board of Directors, has engaged an outside law firm with significant experience in FCPA-related matters to conduct an internal review, and intends to continue to cooperate with the SEC and DOJ in their investigations. At this time, it is not possible to predict the outcome of the investigations, the expenses the Company will incur associated with these matters, or the impact on the price of the Company’s common stock or other securities as a result of these investigations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Recent Events
     On September 18, 2011, the Company was conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. While preparing the rig for heavy-lift transport to a shipyard in Pascagoula, Mississippi to conduct the spud can repairs, additional leg damage was identified. The additional damage must be repaired before the rig can be transported to the shipyard in Mississippi. The Company is currently in the process of repairing the additional leg damage and preparing the rig for the transport to Pascagoula, Mississippi. Until a full inspection of the rig is completed, it is impossible to determine the full extent of the damage, the scope and cost of the repairs necessary to return the rig to service and the anticipated time needed to complete the required repairs. However, the Company currently estimates that the rig will be out of service for approximately six months. During this period, the rig will be at zero dayrate pursuant to its contract with Cabinda Gulf Oil Company (“Cabinda Gulf”). The Company has discussed the expected downtime of the rig with Cabinda Gulf and Cabinda Gulf has indicated that it intends to accept the rig after the completion of the repairs and to continue the contract, although Cabinda Gulf may have the right to terminate the contract and be paid $1.0 million by the Company for liquidated damages. The Company expects to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. The Company has incurred approximately $2.0 million during the three months ended September 30, 2011 related to rig repairs, inspections and other costs, of which all or a portion of these costs will be applied to the deductible associated with this claim. In addition, the rig had a net book value of $52.3 million as of September 30, 2011.
     On September 30, 2011, the Starfish, a 140 class liftboat (the “Vessel”), was underway in the Gulf of Mexico in Ship Shoal Block 116 when it was hit by a series of waterspouts and capsized. The Vessel has been anchored and secured by a salvage company retained by the Company. The Company anticipates salvaging the Vessel when weather conditions are favorable. The Company’s underwriters have determined that the Vessel is considered to be a constructive total loss and, therefore, the Company will receive the full insured value of the Vessel, $2.5 million. The Company carries removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, the Company carries pollution insurance, subject to a $3 million deductible and other customary limitations. The Vessel had a net book value of $0.7 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue deferred	$8,042	$—	$34,067	$600
Expense deferred	5,729	—	9,227	—
Deferred Revenue recognized	6,712	4,892	17,487	15,114
Deferred Expense recognized	1,297	276	2,516	2,037
     For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The balances related to the Company’s Deferred Costs and Deferred Revenue are as follows (in thousands):

		As of	As of
	Balance Sheet	September 30,	December 31,
	Classification	2011	2010
Assets:
Deferred Expense-Current Portion	Other	$8,342	$1,824
Deferred Expense-Non-Current Portion	Other Assets, Net	3,365	3,172
Liabilities:
Deferred Revenue-Current Portion	Other Current Liabilities	14,637	12,628
Deferred Revenue-Non-Current Portion	Other Liabilities	14,571	—
Percentage-of-Completion
     The Company is using the percentage-of-completion method of accounting for its revenue and related costs associated with its construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. During the nine months ended September 30, 2011, $14.0 million has been recorded as deferred revenue and $12.5 million was outstanding at September 30, 2011. The Company recognized $0.8 million and $1.5 million as revenue during the three and nine months ended September 30, 2011, respectively, under the percentage-of-completion method of accounting. Additionally, $0.7 million and $1.3 million in cost was recognized during the three and nine months ended September 30, 2011, respectively, under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. Management of the Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. The Company had an allowance of $12.9 million and $29.8 million at September 30, 2011 and December 31, 2010, respectively. The change in the Company’s allowance during the nine months ended September 30, 2011 related primarily to payments received from a customer in its International Offshore segment.
Other Assets
     Other assets consist of drydocking costs for marine vessels, a derivative asset, deferred income taxes, deferred operating expenses, financing fees, investments and deposits. Drydocking costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at September 30, 2011 and December 31, 2010, were $6.4 million and $5.9 million, respectively. Amortization expense for drydocking costs was $4.2 million and $12.1 million for the three and nine months ended September 30, 2011 and $3.0 million and $10.6 million for the three and nine months ended September 30, 2010, respectively.
     Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt or certain debt amendments, the related unamortized deferred financing fees are expensed in connection with the repayment or amendment (See Note 6). Unamortized deferred financing fees at September 30, 2011 and December 31, 2010 were $10.1 million and $11.4 million, respectively. Amortization expense for financing fees was $1.0 million and $2.9 million for the three and nine months ended September 30, 2011, respectively and $0.8 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and is included in Interest Expense on the Consolidated Statements of Operations.
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
2. Earnings Per Share
     The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 5.7 million and 6.5 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and nine months ended September 30, 2011, respectively. Stock equivalents of 6.6 million and 6.2 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and nine months ended September 30, 2010, respectively. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for either the three and nine months ended September 30, 2011 and 2010, respectively, related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in any of these periods.
3. Equity Investment
     In January 2011, the Company made an initial investment of $10 million to purchase 5.0 million shares of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”). Discovery Offshore has ordered two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”) and they hold options to purchase two additional rigs of the same specifications. Although these options were set to expire in late October 2011, Discovery Offshore is currently in discussions with the shipyard to extend the exercise date on these two options. The Company also executed a construction management agreement (the “Construction Management Agreement”) and a services agreement (the “Services Agreement”) with Discovery Offshore with respect to each of the Rigs. Under the Construction Management Agreements, the Company will plan, supervise and manage the construction and commissioning of the Rigs in exchange for a fixed fee of $7.0 million per Rig, which the Company received in February 2011. Pursuant to the terms of the Services Agreements, the Company will market, manage, crew and operate the Rigs and any other rigs that Discovery Offshore subsequently acquires or controls, in exchange for a fixed daily fee of $6,000 per Rig plus five percent of Rig-based EBITDA (EBITDA excluding SG&A expense) generated per day per Rig, which commences once the Rigs are completed and operating. Under the Services Agreements, Discovery Offshore will be responsible for operational and capital expenses for the Rigs. The Company is entitled to a minimum fee of $5 million per Rig in the event Discovery Offshore terminates a Services Agreement in the absence of a breach of contract by Hercules Offshore. The Company has no other financial obligations or commitments with respect to the Rigs or its ownership in Discovery Offshore. Two of the Company’s officers are on the Board of Directors of Discovery Offshore.
     The Company’s total equity investment in Discovery Offshore was $34.9 million, or 28%, as of September 30, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to the Company for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $24.2 million, or 12.9 million shares for the nine months ended September 30, 2011, which includes $12.3 million, or 7.5 million shares for the three months ended September 30, 2011, as well as the Company’s proportionate share of Discovery Offshore’s losses. This investment is being accounted for using the equity method of accounting as the Company has the ability to exert significant influence, but not control, over operating and financial policies. The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore, additional compensation for its costs incurred and efforts expended in forming Discovery Offshore, that, if exercised, would be recorded as an increase in the Company’s equity investment in Discovery Offshore (See Notes 1, 7 and 8).
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The Seahawk Transaction expanded the Company’s jackup fleet and further strengthened the Company’s position as a leading shallow-water drilling provider. The fair value of the shares issued was determined using the closing price of the Company’s common stock of $5.68 on April 27, 2011. The results of Seahawk are included in the Company’s results from the date of acquisition.
     The Company accounted for this transaction as a business combination and accordingly the total consideration was allocated to Seahawk’s net tangible assets based on their estimated fair values. The Company is in the process of finalizing valuations of the property and equipment. Therefore, the valuations of property and equipment are preliminary and are subject to change upon the receipt and management’s review of the final valuations. In addition, certain of the Company’s tax positions are also being reviewed and the valuation of the Company’s deferred taxes are preliminary and are subject to change (See Note 11). The Company has recorded the accounts receivable at estimated fair value which does not include an allowance for doubtful accounts. Upon final valuation of net assets, the excess, if any, of the purchase price over the net assets will be recorded as goodwill, and conversely, if the purchase price is less than the fair value of the net assets, a gain from a bargain purchase will be recorded.
     The preliminary allocation of the consideration is as follows:

April 27, 2011
(In thousands)
(Unaudited)
Accounts Receivable	$15,366
Property and Equipment, Net	145,404

Total Assets	160,770
Accounts Payable	(10,441)

Total Preliminary Purchase Price	$150,329

     The following presents the consolidated financial information for the Company on a pro forma basis assuming the Seahawk Transaction had occurred as of the beginning of the periods presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition, factually supportable and with respect to income, are expected to have a continuing impact on consolidated results. These items include adjustments to record the incremental depreciation expense related to the increase in fair value of the acquired assets, the elimination of amounts related to the operations of Seahawk that were not purchased in the transaction as well as the elimination of directly related transaction costs.
     The unaudited financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions, except per share amounts)
Revenue	$163.0	$176.2	$526.0	$519.0
Net Loss	(16.6)	(35.2)	(52.8)	(80.4)
Basic loss per share	(0.12)	(0.26)	(0.38)	(0.59)
Diluted loss per share	(0.12)	(0.26)	(0.38)	(0.59)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The amount of revenue and net income related to the net assets acquired from Seahawk included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2011 is as follows (in millions):

	Three months	April 27, 2011
	ended	through
	September	September
	30, 2011	30, 2011
Revenue	$24.8	$42.0
Net income	1.1	2.7
     The Company incurred transaction costs in the amount of $0.5 million and $3.6 million for the three and nine months ended September 30, 2011 related to the Seahawk Transaction of which $0.5 million and $3.4 million in the same periods, respectively, are included in General and Administrative on the Consolidated Statements of Operations. The remaining $0.2 million in transaction costs are included in Operating Expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2011.
5. Dispositions and Discontinued Operations
Dispositions
     From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets during the nine months ended September 30, 2011 and 2010 (in thousands):

Rig	Segment	Period of Sale	Proceeds	Gain/(Loss)
2011:
Hercules 78	Domestic Offshore	May 2011	$1,700	$20
Various(a)	Delta Towing	May 2011	30,000	(13,359)
Hercules 152	Domestic Offshore	July 2011	5,000	271
Hercules 190	Domestic Offshore	September 2011	2,000	1,440
Hercules 254	Domestic Offshore	September 2011	2,054	369

			$40,754	$(11,259)

2010:
Various(b)	Inland	March 2010	$2,200	$1,753
Various(b)	Inland	April 2010	800	410
Hercules 191	Domestic Offshore	April 2010	5,000	3,067
Hercules 255	Domestic Offshore	September 2010	5,000	3,180

			$13,000	$8,410

(a)	The Company completed the sale of substantially all of Delta Towing’s assets.

(b)	The Company entered into an agreement to sell six of its retired barges for $3.0 million. The sale of 3 barges closed in each of March and April 2010.
Discontinued Operations
     In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. The Company retained the working capital of its Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as discontinued operations.
     Interest charges have been allocated to the discontinued operations of the Delta Towing segment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The interest

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
was allocated based on a pro rata calculation of the net Delta Towing assets sold to the Company’s consolidated net assets. Interest allocated to discontinued operations was $0.8 million for the nine months ended September 30, 2011, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2010, respectively.
     Operating results of the Delta Towing segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$—	$10,875	$9,822	$25,161

Income (Loss) Before Income Taxes	$84	$1,800	$(15,703)	$(733)
Income Tax (Provision) Benefit	(32)	(724)	6,052	294

Income (Loss) from Discontinued Operations, Net of Taxes	$52	$1,076	$(9,651)	$(439)

     The carrying value of the assets included in the Delta Towing Sale are as follows:

	May 13,	December 31,
	2011	2010
	(In thousands)
Property and Equipment, Net and Related Assets	$43,359	$44,249
     The nine months ended September 30, 2011 includes a loss of $13.4 million, or $8.2 million net of taxes, in connection with the Delta Towing Sale.
6. Debt
     Debt is comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Term Loan Facility, due July 2013	$456,541	$475,156
10.5% Senior Secured Notes, due October 2017	293,483	292,935
3.375% Convertible Senior Notes, due June 2038	89,245	86,488
7.375% Senior Notes, due April 2018	3,511	3,511

Total Debt	842,780	858,090
Less Short-term Debt and Current Portion of Long-term Debt	4,768	4,924

Total Long-term Debt, Net of Current Portion	$838,012	$853,166

     The unamortized discount of the 10.5% Senior Secured Notes and 7.375% Senior Notes is being amortized to interest expense over the life of the respective debt instrument. The unamortized discount of the 3.375% Convertible Senior Notes is being amortized to interest expense over their expected life which ends June 1, 2013.

		September 30, 2011			December 31, 2010
	Notional	Unamortized	Carrying	Notional	Unamortized	Carrying
Liability Component	Amount	Discount	Value	Amount	Discount	Value
		(in millions)			(in millions)
10.5% Senior Secured Notes, due October 2017	$300.0	$(6.5)	$293.5	$300.0	$(7.1)	$292.9
3.375% Convertible Senior Notes, due June 2038*	95.9	(6.7)	89.2	95.9	(9.4)	86.5
7.375% Senior Notes, due April 2018	3.5	—	3.5	3.5	—	3.5

*	The carrying amount of the equity component was $30.1 million at both September 30, 2011 and December 31, 2010.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Three Months Ended September 30,
		2011				2010
	Coupon	Discount	Total	Effective	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate	Interest	Amortization	Interest	Rate
	(in millions)				(in millions)
10.5% Senior Secured Notes, due October 2017	$7.9	$0.2	$8.1	11.00%	$7.8	$0.2	$8.0	11.00%
3.375% Convertible Senior Notes, due June 2038	0.9	0.9	1.8	7.93	0.8	0.9	1.7	7.93
7.375% Senior Notes, due April 2018	0.1	—	0.1	7.38	0.1	—	0.1	7.38

	Nine Months Ended September 30,
		2011				2010
	Coupon	Discount	Total	Effective	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate	Interest	Amortization	Interest	Rate
	(in millions)				(in millions)
10.5% Senior Secured Notes, due October 2017	$23.6	$0.6	$24.2	11.00%	$23.5	$0.5	$24.0	11.00%
3.375% Convertible Senior Notes, due June 2038	2.5	2.7	5.2	7.93	2.4	2.6	5.0	7.93
7.375% Senior Notes, due April 2018	0.2	—	0.2	7.38	0.2	—	0.2	7.38
Senior Secured Credit Agreement
     The Company has a $596.5 million credit facility, consisting of a $456.5 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the credit agreement, as amended, which governs the credit facility (the “Credit Agreement”), the Company must among other things:
•	Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Maximum Total
Test Date	Leverage Ratio

September 30, 2011	7.50 to 1.00
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00

—	At September 30, 2011, the Company’s total leverage ratio was 5.03 to 1.00.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of i) $75.0 million during calendar year 2011 and ii) $50.0 million thereafter. As of September 30, 2011, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $265.5 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of September 30, 2011, the Company’s fixed charge coverage ratio was 1.35 to 1.00.
•	Make mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2011 and 2012, and with proceeds from:
—	unsecured debt issuances, with the exception of refinancing;

—	secured debt issuances;

—	casualty events not used to repair damaged property;

—	sales of assets in excess of $25 million annually; and

—	unless the Company has achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of September 30, 2011. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with the Company’s financial covenants, borrowings under the Company’s revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Furthermore, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.
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
     As of September 30, 2011, no amounts were outstanding and $1.8 million in standby letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $138.2 million. As of September 30, 2011, $456.5 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.60% for the nine months ended September 30, 2011 after giving consideration to revolver fees.

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
3.375% Convertible Senior Notes due 2038
     The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At September 30, 2011, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million.
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
7. Derivative Instruments
     The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share, which approximated $4.00 per share as of September 30, 2011, for 30 consecutive trading days. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 8).
     The following table provides the fair values of the Company’s derivatives (in thousands):

September 30, 2011
Balance Sheet	Fair
Classification	Value
Derivatives:
Warrants	$1,980

Other Assets, Net	$1,980

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,
		2011	2010		2011	2010
Derivatives	I.	II.		III.	IV.
Interest rate contracts	Interest Expense	$ —	$(2,711)	Interest Expense	$—	$(5)
Warrants	N/A	—	—	Other Income (Expense)	(1,845)	—

	Nine Months Ended September 30,
		2011	2010		2011	2010
Derivatives	I.	II.		III.	IV.
Interest rate contracts	Interest Expense	$ —	$(8,881)	Interest Expense	$ —	$(264)
Warrants	N/A	—	—	Other Income (Expense)	(3,065)	—

I.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

II.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     As of September 30, 2011 the fair value of the warrants issued by Discovery Offshore was $2.0 million. The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

September 30,
2011
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	8.75
Expected Volatility (%)	50.0%
Risk-Free Interest Rate (%)	0.96%
Expected Life of Warrants (years)	5.0
Number of Warrants	5,000,000
     The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at September 30, 2011. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.
     The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

Quoted Prices in
	Total	Active Markets for
	Fair Value	Identical Asset or	Significant Other	Significant
	Measurement	Liability	Observable Inputs	Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Warrants	$1,980	$—	$1,980	$—
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
     The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $34.9 million and $27.4 million at September 30, 2011, respectively. The fair value was calculated using the closing price of Discovery Offshore shares converted to U.S. dollars using the exchange rate at September 30, 2011.

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$456.5	$436.8	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.5	287.8	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	89.2	81.5	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	2.2
9. Long-Term Incentive Awards
Stock-based Compensation
     The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At September 30, 2011, approximately 6.9 million shares were available for grant or award under the 2004 Plan, as amended in May 2011.
     During the nine months ended September 30, 2011, the Company granted 1.1 million time-based restricted stock awards with a weighted average grant-date fair value per share of $5.01. There were no stock options granted during the nine months ended September 30, 2011. The Company recognized $1.2 million and $3.9 million in stock-based compensation expense during the three and nine months ended September 30, 2011, respectively. The Company recognized $1.0 million and $2.8 million in stock-based compensation expense during the three and nine months ended September 30, 2010, respectively, which includes a reduction of $0.8 million and $2.8 million due to a change in the Company’s estimated forfeiture rate, respectively.
     On March 6, 2011, the Compensation Committee of the Company’s Board of Directors approved equity grants for certain of its executive officers which consisted of a time-based vesting restricted stock award and a performance based restricted stock award. The grants vest one-third per year on each of the first three anniversaries of the grant date; however, the vesting of the performance grant is contingent upon meeting the established consolidated safety and EBITDA metrics at a weighting of 50% each, with vesting prorated between threshold, target and maximum levels. Threshold, target and maximum performance objectives have been established for each metric, with the officer vesting 33% more shares at the maximum level, 33% less shares at the threshold level, with vesting pro rated between levels, and no shares will be issued with respect to a particular metric if the threshold performance objective is not met with respect to such metric. The target number of performance-based restricted stock issuable under this award if conditions for vesting are met is 479,183 shares. The fair value of these awards was based on the closing price of the Company’s stock on the date of grant.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted stock grants, including performance-based restricted stock grants as of September 30, 2011, was $1.2 million and $5.8 million, respectively, and is expected to be recognized over a weighted-average period of 0.8 years and 2.0 years, respectively.
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
     The grant date of each of the three awards is January 1, 2011. Vesting of any award and the amount payable under any vested award do not affect vesting or the amount payable under any of the other awards. Subject to vesting, all awards are payable in cash within thirty days of vesting. No shares of common stock are issuable under any of the awards. These awards are accounted for under stock-compensation principles of accounting as liability instruments. The fair value of these awards is remeasured based on the awards’ estimated fair value at the end of each reporting period and will be recorded to expense over the vesting period. At September 30, 2011, the Company’s liability related to these awards was $0.6 million and is included in Other Liabilities on the Consolidated Balance Sheets. Additionally, compensation expense of $0.6 million was recognized for the nine months ended September 30, 2011. The three months ended September 30, 2011 included a reduction to compensation expense of $0.1 million based on the fair value measurement at September 30, 2011. The unrecognized compensation cost related to these awards as of September 30, 2011 was $1.8 million and is expected to be recognized over a weighted-average period of 2.3 years.
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
     The second and third awards are performance awards under the 2004 Plan (“Performance Awards”). Each Performance Award provides for a cash payment, subject to vesting, based on 250,000 shares of the Company’s common stock. Upon satisfaction of vesting requirements, 100% of the first Performance Award will vest on December 31, 2013, and 100% of the second Performance Award will vest on March 31, 2014. Under each Performance Award, vesting is subject to the further requirement that the Average Share Price is at least $5.00. Subject to the satisfaction of the vesting requirements, the payout of each Performance Award shall be equal to the product of (1) 250,000, (2) the Average Share Price or $10.00, whichever is less, divided by $10.00, and (3) the lesser of the Average Share Price or $10.00. If the requirements necessary for vesting of a Performance Award are met, the amount payable in cash under each of the Performance Awards shall be not less than $625,000 and not more than $2,500,000. The fair value of these awards was determined at September 30, 2011 using a Monte Carlo simulation based on the following weighted-average assumptions:

September 30,
2011
Dividend Yield	—
Expected Price Volatility	50%
Risk-Free Interest Rate	0.3%
Stock Price	$2.91
Fair Value	$0.74
     The Company used the historical volatility of its common stock to estimate volatility. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period. The stock price represents the closing price of the Company’s common stock at September 30, 2011.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     The following summarizes investing activities relating to the Seahawk Transaction integrated into the Company’s operations for the period shown (in thousands):

Nine Months
Ended
September 30, 2011
Fair Value of Assets	$160,770
Common Stock Issuance	(125,329)
Total Liabilities	(10,441)

Cash Consideration	$25,000

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash paid (received), net during the period for:
Interest	$41,972	$40,210
Income taxes	3,338	19,364
11. Income Tax
     The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2005 through 2010 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although, the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004, however TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian tax returns are open for examination for the years 2005 through 2010.
     In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year.
     In March 2007, a subsidiary of the Company received an assessment from the Mexican tax authorities related to its operations for the 2004 tax year. This assessment contested the Company’s right to certain deductions and also claimed it did not remit withholding tax due on certain of these deductions. In 2008, the Mexican tax authorities commenced an audit for the 2005 tax year. During 2010, the Company effectively reached a compromise settlement of all issues for 2004—2007. The Company paid $11.6 million and reversed i) previously provided reserves and ii) an associated tax benefit in the year ended December 31, 2010 which totaled $5.8 million.
     Effective April 27, 2011 the Company completed the Seahawk Transaction. The Company’s financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets for income tax purposes. Seahawk is currently in a Chapter 11 proceeding in United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by the Company as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to the Company’s financial position would be reflected in its financial statements at that future date.
     As of September 30, 2011, the Company was in a net income tax payable position of $6.2 million which is included in Taxes Payable on the Consolidated Balance Sheets and as of December 31, 2010, the Company was in a net income tax receivable position of $5.6 million which is included in Other on the Consolidated Balance Sheets.

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
     The following describes the Company’s reporting segments as of September 30, 2011:
     Domestic Offshore — includes 41 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 80 to 350 feet. Seventeen of the jackup rigs are either working on short-term contracts or available for contracts, one is in the shipyard and twenty-three are cold stacked. Both submersibles are cold stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has two jackup rigs contracted offshore in Saudi Arabia, one jackup rig contracted offshore in Vietnam, one jackup rig contracted offshore in India, one jackup rig contracted offshore in the Democratic Republic of Congo and one platform rig under contract in Mexico. The Company has one jackup rig contracted in Angola, however, it is currently preparing to be transported to a shipyard in Mississippi to undergo repairs and is estimated to be out of service for approximately six months. The Company has one jackup rig warm stacked and one jackup rig cold stacked in Bahrain. In addition to owning and operating its own rigs, the Company has a Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of the Rigs (See Note 3).
     Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of the inland barges are either operating on short-term contracts or available and fourteen are cold stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-five are operating or available and six are cold stacked.
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold stacked offshore West Africa and two are operating or available for contracts in the Middle East region.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
     Information regarding reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$60,246	$(12,824)	$17,977	$142,688	$(55,121)	$49,920
International Offshore	48,965	12,946	12,913	196,131	63,827	39,469
Inland	8,124	923	3,310	21,251	(7,649)	11,338
Domestic Liftboats	16,718	615	4,136	44,209	(844)	11,637
International Liftboats	28,938	8,523	4,905	88,291	26,084	14,379

	162,991	10,183	43,241	492,570	26,297	126,743
Corporate	—	(13,216)	654	—	(34,910)	1,956

Total Company	$162,991	$(3,033)	$43,895	$492,570	$(8,613)	$128,699

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	&		from	&
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore	$25,058	$(32,066)	$17,277	$88,163	$(82,712)	$50,986
International Offshore	74,429	26,893	14,404	221,364	73,616	43,808
Inland	5,745	(8,628)	4,991	15,676	(21,663)	18,736
Domestic Liftboats	24,612	9,424	3,314	53,950	9,851	11,182
International Liftboats	27,765	9,431	4,199	80,914	21,227	13,258

	157,609	5,054	44,185	460,067	319	137,970
Corporate	—	(8,895)	797	—	(28,855)	2,412

Total Company	$157,609	$(3,841)	$44,982	$460,067	$(28,536)	$140,382

	Total Assets
	September 30,	December 31,
	2011	2010
Domestic Offshore	$891,593	$772,950
International Offshore	740,054	712,988
Inland	121,283	136,229
Domestic Liftboats	84,064	86,013
International Liftboats	161,691	167,561
Delta Towing	2,605	56,631
Corporate	52,735	62,937

Total Company	$2,054,025	$1,995,309

13. Commitments and Contingencies
Legal Proceedings
     The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2011, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Shareholder Derivative Suits
     FCPA Litigation
     On April 27, 2011, a shareholder derivative action was filed in the District Court of Harris County, Texas, allegedly on behalf of and for the benefit of the Company, naming the Company as a nominal defendant and certain of its officers and directors as defendants alleging, among other claims, breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment. The petition alleges that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. Plaintiffs seek damages, restitution and injunctive and/or equitable relief purportedly on behalf of the Company, certain corporate actions, and an award of their costs and attorney’s fees.
     On October 19, 2011, the District Court sustained special exceptions filed by the Company and the other defendants (collectively “Defendants”). The special exceptions filed by the Defendants sought the dismissal of the action due to the plaintiff’s failure to plead sufficient facts giving rise to a cause of action. The District Court ordered the action will be dismissed with prejudice if the plaintiff fails to amend his petition by November 4, 2011 and plead sufficient facts giving rise to a cause of action against the Defendants.
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
     In April 2011, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.6 billion, including the newly acquired Seahawk units. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25 million per occurrence with additional excess liability coverage up to $200 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. The Company also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from the Company’s vessels and drilling rigs, with primary limits of $5 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200 million.
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
     In 2011, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $13.0 million was outstanding as of September 30, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012.
Surety Bonds, Bank Guarantees and Unsecured Letters of Credit
     The Company had $17.6 million outstanding related to surety bonds at September 30, 2011. The surety bonds guarantee the Company’s performance as it relates to its drilling contracts and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated in Mexico and the U.S.
     The Company had $1.0 million in unsecured bank guarantees and a $0.1 million unsecured letter of credit outstanding at September 30, 2011.
Sales Tax Audits
     Certain of the Company’s legal entities obtained in the TODCO acquisition are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues, however, the Company has accrued approximately $5.9 million, which is included in Accrued Liabilities on the Consolidated Balance Sheets, as of September 30, 2011 and December 31, 2010, respectively, while the Company provides additional information and responds to auditor requests.
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
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and September 30, 2010, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed on July 8, 2011. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K, as amended on Form 8-K filed July 8, 2011, for the year ended December 31, 2010, Item 1A of Part II of our quarterly report on Form 10-Q, as amended on Form 8-K filed July 8, 2011, for the quarter ended March 31, 2011, Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
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
Asset Purchase
     On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk (“Seahawk Transaction”) for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. The fair value of the shares issued was determined using the closing price of our common stock of $5.68 on April 27, 2011. The results of Seahawk are included in our results from the date of acquisition.
Asset Disposition
     In May 2011, we completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. We retained the working capital of our Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as discontinued operations.
Financial Statement Recast
     In connection with the Delta Towing sale, we have recast certain prior period financial information to reflect the results of operations of the Delta Towing assets as discontinued operations for all periods presented.
Investment
     In January 2011, we paid $10 million to purchase 5.0 million shares, an initial investment in approximately eight percent of the total outstanding equity of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”), which investment was used by Discovery Offshore towards funding the down payments on two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”). The Rigs, Keppel FELS “Super A” design, are being constructed by Keppel FELS in its Singapore shipyard and have a maximum water depth rating of 400 feet, two million pound hook load capacity, and are capable of drilling up to 35,000 feet deep. The two Rigs are expected to be delivered in the second and fourth quarter of 2013, respectively. Discovery Offshore also holds options to purchase two additional rigs of the same specifications. Although these options were set to expire in late October 2011, Discovery Offshore is currently in discussions with the shipyard to extend the exercise date on these two options.

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
     In addition to the $10 million investment, we received 500,000 additional shares worth $1.0 million to cover our costs incurred and efforts expended in forming Discovery Offshore. We were issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share, which approximated $4.00 per share as of September 30, 2011, for 30 consecutive trading days. The warrants were issued to additionally compensate us for our costs incurred and efforts expended in forming Discovery Offshore. The warrants are being accounted for as a derivative instrument. The initial fair value of the warrants and the 500,000 additional shares have been recorded to deferred revenue to be amortized over 30 years, the useful life of the Rigs. We have no other financial obligations or commitments with respect to the Rigs or our ownership in Discovery Offshore. Two of our officers are on the Board of Directors of Discovery Offshore.
     We report our business activities in five business segments, which, as of October 26, 2011, included the following:
     Domestic Offshore — includes 41 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 80 to 350 feet. Seventeen of the jackup rigs are either working on short-term contracts or available for contracts, one is in the shipyard and twenty-three are cold stacked. Both submersibles are cold stacked.
     International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs contracted offshore in Saudi Arabia, one jackup rig contracted offshore in Vietnam, one jackup rig contracted offshore in India, one jackup rig contracted offshore in the Democratic Republic of Congo and one platform rig contracted offshore in Mexico. We have one jackup rig contracted in Angola, however, it is currently preparing to be transported to a shipyard in Mississippi to undergo repairs and is estimated to be out of service for approximately six months. In addition, we have one jackup rig warm stacked and one jackup rig cold stacked in Bahrain. In addition, to owning and operating our own rigs, we have the Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of the Rigs.
     Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and fourteen are cold stacked.
     Domestic Liftboats — includes 41 liftboats in the U.S. Gulf of Mexico. Thirty-five are operating or available and six are cold stacked.
     International Liftboats — includes 24 liftboats. Twenty-one are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold stacked offshore West Africa and two are operating or available for contracts in the Middle East region.
     In July 2011, we sold Hercules 152 for gross proceeds of $5.0 million. The financial information for Hercules 152 has been reported as part of the Domestic Offshore segment. In September 2011, we sold Hercules 190 and Hercules 254 for gross proceeds of $4.1 million. The financial information for Hercules 190 and Hercules 254 have been reported as part of the Domestic Offshore segment.
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
     Our backlog at October 26, 2011 totaled approximately $375.7 million for our executed contracts. Approximately $70.2 million of this backlog is expected to be realized during the remainder of 2011. We calculate our backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, weather and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
     Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs for our Domestic Offshore, International Offshore and Inland segments are wages paid to crews, maintenance and repairs to the rigs, and insurance. These costs do not vary significantly whether the rig is operating under contract or idle, unless we believe that the rig is unlikely to work for a prolonged period of time, in which case we may decide to “cold stack” or “warm stack” the rig. Cold stacking is a common term used to describe a rig that is expected to be idle for a protracted period and typically for which routine maintenance is suspended and the crews are either redeployed or laid-off. When a rig is cold stacked, operating expenses for the rig are significantly reduced because the crew is smaller and maintenance activities are suspended. Placing rigs in service that have been cold stacked typically requires a lengthy reactivation project that can involve significant expenditures and potentially additional regulatory review, particularly if the rig has been cold stacked for a long period of time. Warm stacking is a term used for a rig expected to be idle for a period of time that is not as prolonged as is the case with a cold stacked rig. Maintenance is continued for warm stacked rigs. Crews are reduced but a small crew is retained. Warm stacked rigs generally can be reactivated in three to four weeks.
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
     We, through the Audit Committee of the Board of Directors, have engaged an outside law firm with significant experience in FCPA-related matters to conduct an internal review, and intend to continue to cooperate with the SEC and DOJ in their investigations. At this time, it is not possible to predict the outcome of the investigations, the expenses we will incur associated with these matters, or the impact on the price of our common stock or other securities as a result of these investigations.

Regulations
     The United States Coast Guard recently issued a Policy Letter that provides for more frequent inspections of foreign flagged Mobile Offshore Drilling Units (MODUs) that operate on the United States Outer Continental Shelf (OCS). The Coast Guard will make determinations to conduct more frequent inspections of foreign flagged MODUs in accordance with its newly-implemented Mobile Offshore Drilling Unit Safety and Environmental Protection Compliance Targeting Matrix. We may be subject to increased costs and potential downtime for certain of our rigs operating on the OCS if such rigs are determined by the Coast Guard to need additional oversight and inspection under this new Policy Letter.
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
Recent Events
     On September 18, 2011, we were conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. While preparing the rig for heavy-lift transport to a shipyard in Pascagoula, Mississippi to conduct the spud can repairs, additional leg damage was identified. The additional damage must be repaired before the rig can be transported to the shipyard in Mississippi. We are currently in the process of repairing the additional leg damage and preparing the rig for the transport to Pascagoula, Mississippi. Until a full inspection of the rig is completed, it is impossible to determine the full extent of the damage, the scope and cost of the repairs necessary to return the rig to service and the anticipated time needed to complete the required repairs. However, we currently estimate that the rig will be out of service for approximately six months. During this period, the rig will be at zero dayrate pursuant to its contract with Cabinda Gulf Oil Company (“Cabinda Gulf”). We have discussed the expected downtime of the rig with Cabinda Gulf and Cabinda Gulf has indicated that it intends to accept the rig after the completion of the repairs and to continue the contract, although Cabinda Gulf may have the right to terminate the contract and be paid $1.0 million by us for liquidated damages. We expect to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. We have incurred approximately $2.0 million during the three months ended September 30, 2011 related to rig repairs, inspections and other costs, of which all or a portion of these costs will be applied to the deductible associated with this claim. In addition, the rig had a net book value of $52.3 million as of September 30, 2011.
     On September 30, 2011, the Starfish, a 140 class liftboat (the “Vessel”), was underway in the Gulf of Mexico in Ship Shoal Block 116 when it was hit by a series of waterspouts and capsized. The Vessel has been anchored and secured by a salvage company retained by us. We anticipate salvaging the Vessel when weather conditions are favorable. Our underwriters have determined that the Vessel is considered to be a constructive total loss and, therefore, we will receive the full insured value of the Vessel, $2.5 million. We carry removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, we carry pollution insurance, subject to a $3 million deductible and other customary limitations. The Vessel had a net book value of $0.7 million.

RESULTS OF OPERATIONS
     On April 27, 2011, we completed the Seahawk Transaction. The results of Seahawk are included in our results from the date of acquisition which impacts the comparability of the 2011 periods with the corresponding 2010 periods.
     The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
		(As Adjusted)		(As Adjusted)
Domestic Offshore:
Number of rigs (as of end of period)	43	25	43	25
Revenue	$60,246	$25,058	$142,688	$88,163
Operating expenses	53,184	38,701	140,390	115,082
Depreciation and amortization expense	17,977	17,277	49,920	50,986
General and administrative expenses	1,909	1,146	7,499	4,807

Operating loss	$(12,824)	$(32,066)	$(55,121)	$(82,712)

International Offshore:
Number of rigs (as of end of period)	9	9	9	9
Revenue	$48,965	$74,429	$196,131	$221,364
Operating expenses	29,098	31,065	99,803	98,394
Depreciation and amortization expense	12,913	14,404	39,469	43,808
General and administrative expenses	(5,992)	2,067	(6,968)	5,546

Operating income	$12,946	$26,893	$63,827	$73,616

Inland:
Number of barges (as of end of period)	17	17	17	17
Revenue	$8,124	$5,745	$21,251	$15,676
Operating expenses	3,535	8,279	16,693	20,359
Depreciation and amortization expense	3,310	4,991	11,338	18,736
General and administrative expenses	356	1,103	869	(1,756)

Operating income (loss)	$923	$(8,628)	$(7,649)	$(21,663)

Domestic Liftboats:
Number of liftboats (as of end of period)	41	41	41	41
Revenue	$16,718	$24,612	$44,209	$53,950
Operating expenses	11,419	11,314	31,837	31,481
Depreciation and amortization expense	4,136	3,314	11,637	11,182
General and administrative expenses	548	560	1,579	1,436

Operating income (loss)	$615	$9,424	$(844)	$9,851

International Liftboats:
Number of liftboats (as of end of period)	24	24	24	24
Revenue	$28,938	$27,765	$88,291	$80,914
Operating expenses	14,136	12,951	43,358	42,310
Depreciation and amortization expense	4,905	4,199	14,379	13,258
General and administrative expenses	1,374	1,184	4,470	4,119

Operating income	$8,523	$9,431	$26,084	$21,227

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
		(As Adjusted)		(As Adjusted)
Total Company:
Revenue	$162,991	$157,609	$492,570	$460,067
Operating expenses	111,372	102,310	332,081	307,626
Depreciation and amortization	43,895	44,982	128,699	140,382
General and administrative	10,757	14,158	40,403	40,595

Operating loss	(3,033)	(3,841)	(8,613)	(28,536)
Interest expense	(20,389)	(20,752)	(59,035)	(62,437)
Expense of credit agreement fees	—	—	(455)	—
Equity in losses of equity investment	(34)	—	(225)	—
Other, net	(1,561)	(22)	(2,583)	3,144

Loss before income taxes	(25,017)	(24,615)	(70,911)	(87,829)
Income tax benefit	7,973	8,478	25,921	38,267

Loss from continuing operations	(17,044)	(16,137)	(44,990)	(49,562)
Income (loss) from discontinued operations, net of taxes	52	1,076	(9,651)	(439)

Net loss	$(16,992)	$(15,061)	$(54,641)	$(50,001)

     The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended September 30, 2011
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	1,228	1,656	74.2%	$49,060	$32,116
International Offshore	508	736	69.0%	96,388	39,535
Inland	262	276	94.9%	31,008	12,808
Domestic Liftboats	2,246	3,220	69.8%	7,443	3,546
International Liftboats	1,357	2,116	64.1%	21,325	6,681

	Three Months Ended September 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	637	1,012	62.9%	$39,338	$38,242
International Offshore	538	828	65.0%	138,344	37,518
Inland	269	276	97.5%	21,357	29,996
Domestic Liftboats	3,203	3,496	91.6%	7,684	3,236
International Liftboats	1,198	2,116	56.6%	23,176	6,121

	Nine Months Ended September 30, 2011
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	3,075	4,099	75.0%	$46,403	$34,250
International Offshore	1,654	2,184	75.7%	118,580	45,697
Inland	739	819	90.2%	28,756	20,382
Domestic Liftboats	5,676	9,855	57.6%	7,789	3,231
International Liftboats	4,022	6,279	64.1%	21,952	6,905

	Nine Months Ended September 30, 2010
					Average
				Average	Operating
	Operating	Available		Revenue	Expense
	Days	Days	Utilization (1)	per Day (2)	per Day (3)
Domestic Offshore	2,426	3,074	78.9%	$36,341	$37,437
International Offshore	1,598	2,516	63.5%	138,526	39,107
Inland	759	819	92.7%	20,653	24,858
Domestic Liftboats	7,433	10,374	71.7%	7,258	3,035
International Liftboats	3,596	6,430	55.9%	22,501	6,580

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract.
For the Three Months Ended September 30, 2011 and 2010
Revenue
     Consolidated. Total revenue for the three-month period ended September 30, 2011 (the “Current Quarter”) was $163.0 million compared with $157.6 million for the three-month period ended September 30, 2010 (the “Comparable Quarter”), an increase of $5.4 million, or 3%. This increase is further described below.
     Domestic Offshore. Revenue for our Domestic Offshore segment was $60.2 million for the Current Quarter compared with $25.1 million for the Comparable Quarter, an increase of $35.2 million, or 140%. Revenue for the Current Quarter includes $24.8 million related to the rigs acquired from Seahawk. Excluding the revenue from the rigs acquired from Seahawk, revenue increased $10.4 million due to increased operating days for the legacy Hercules rigs to 753 days during the Current Quarter from 637 days during the Comparable Quarter which contributed to an approximate $6 million increase. In addition, an increase in average dayrates for the legacy Hercules rigs, $47,133 in the Current Quarter compared to $39,338 in the Comparable Quarter, contributed to an approximate $5 million increase in revenue during the Current Quarter as compared to the Comparable Quarter.

     International Offshore. Revenue for our International Offshore segment was $49.0 million for the Current Quarter compared with $74.4 million for the Comparable Quarter, a decrease of $25.5 million, or 34% primarily related to the decline in dayrates. The Hercules 258 and Hercules 260 contributed to a decrease of $11.1 million and $12.6 million, respectively, as their contracts matured in June and May 2011, respectively, and subsequently operated at lower dayrates. Additionally, there is no provision of marine services associated with the current contracts. Average revenue per rig per day decreased to $96,388 in the Current Quarter from $138,344 in the Comparable Quarter primarily due to lower average dayrates earned on Hercules 258 and Hercules 260.
     Inland. Revenue for our Inland segment was $8.1 million for the Current Quarter compared with $5.7 million for the Comparable Quarter, an increase of $2.4 million, or 41%. This increase was driven primarily by a 45% increase in average dayrates in the Current Quarter as compared to the Comparable Quarter.
     Domestic Liftboats. Revenue from our Domestic Liftboats segment was $16.7 million for the Current Quarter compared with $24.6 million in the Comparable Quarter, a decrease of $7.9 million, or 32%. This decrease resulted primarily from a 30% decline in operating days, largely due to activity associated with the Macondo well blowout incident remediation efforts in the Comparable Quarter, which contributed to an approximate $7 million decrease in revenue. In addition average revenue per liftboat per day declined to $7,443 in the Current Quarter compared with $7,684 in the Comparable Quarter, which contributed to an approximate $1 million decrease in revenue.
     International Liftboats. Revenue for our International Liftboats segment was $28.9 million for the Current Quarter compared with $27.8 million in the Comparable Quarter, an increase of $1.2 million, or 4%. This increase resulted primarily from an increase in operating days, which contributed to an approximate $3 million increase in revenue. Partially offsetting this increase, average revenue per liftboat per day declined to $21,325 in the Current Quarter compared with $23,176 in the Comparable Quarter which contributed to an approximate $2 million decrease in revenue.
Operating Expenses
     Consolidated. Total operating expenses for the Current Quarter were $111.4 million compared with $102.3 million in the Comparable Quarter, an increase of $9.1 million, or 9%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $53.2 million in the Current Quarter compared with $38.7 million in the Comparable Quarter, an increase of $14.5 million, or 37%. Operating expenses for the Current Quarter include approximately $21 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses decreased approximately $6 million driven by a decrease in equipment rentals, insurance costs, labor costs and repairs and maintenance expenses of $1.8 million, $1.5 million, $1.2 million and $1.0 million, respectively, offset by an increase in workers’ compensation expenses of $2.5 million. Additionally, the Comparable Quarter included an accrual of approximately $3.0 million related to a multi-year state sales and use tax audit. Average operating expenses per rig per day were $32,116 in the Current Quarter compared with $38,242 in the Comparable Quarter.
     International Offshore. Operating expenses for our International Offshore segment were $29.1 million in the Current Quarter compared with $31.1 million in the Comparable Quarter, a decrease of $2.0 million, or 6%. Hercules 258 and Hercules 260 contributed to a decrease of $3.8 million and $2.6 million respectively, due primarily to not providing marine services under their current contracts. These decreases were partially offset by a $4.3 million increase in operating expenses for Hercules 185. Average operating expenses per rig per day were $39,535 in the Current Quarter compared with $37,518 in the Comparable Quarter.
     Inland. Operating expenses for our Inland segment were $3.5 million in the Current Quarter compared with $8.3 million in the Comparable Quarter, a decrease of $4.7 million, or 57%. The Current Quarter was impacted by $2.3 million of additional net gains on asset sales during the Current Quarter as compared to the Comparable Quarter. Additionally, the Comparable Quarter included an accrual of approximately $3.0 million related to a multi-year state sales and use tax audit. Average operating expenses per rig per day were $12,808 in the Current Quarter compared with $29,996 in the Comparable Quarter.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $11.4 million in the Current Quarter compared with $11.3 million in the Comparable Quarter, an increase of $0.1 million, or 1%.
     International Liftboats. Operating expenses for our International Liftboats segment were $14.1 million for the Current Quarter compared with $13.0 million in the Comparable Quarter, an increase of $1.2 million, or 9%. The increase is due to an increase in labor costs, repairs and maintenance expenses and catering expenses of $0.5 million, $0.5 million and $0.4 million, respectively, in the Current Quarter as compared to the Comparable Quarter. These increases are partially offset by a decrease in equipment rentals of $0.5 million in the Current Quarter as compared to the Comparable Quarter. Average operating expenses per vessel per day were $6,681 in the Current Quarter compared with $6,121 in the Comparable Quarter.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Quarter was $43.9 million compared with $45.0 million in the Comparable Quarter, a decrease of $1.1 million, or 2%. This decrease resulted primarily from reduced depreciation in the Current Quarter of approximately $6 million due to asset sales and fully depreciated assets as well as asset impairments recorded in the fourth quarter of 2010, partially offset by an approximate $4 million increase in depreciation in the Current Quarter due to capital additions, including $2.6 million of depreciation related to the addition of the rigs acquired from Seahawk. Additionally, drydock amortization increased $1.5 million.
General and Administrative Expenses
     General and administrative expenses in the Current Quarter were $10.8 million compared with $14.2 million in the Comparable Quarter, a decrease of $3.4 million, or 24%. The decrease is related to a $9.9 million reduction in bad debt expense in the Current Quarter as compared to the Comparable Quarter, of which $6.5 million related to additional recoveries over the Comparable Quarter from one international customer, partially offset by an increase of $5.0 million in legal and professional service fees.
Interest Expense
     Interest expense in the Current Quarter was $20.4 million compared with $20.8 million in the Comparable Quarter, a decrease of $0.4 million, or 2%. This decrease was related primarily to the impact of our interest rate collar outstanding in the Comparable Quarter, somewhat offset by the increased rate on our term loan.
Other Expense
     Other Expense in the Current Quarter was $1.6 million due primarily to a decrease in the fair market value of our Discovery Offshore Warrants in the Current Quarter.
Income Tax Benefit
     Our income tax benefit was $8.0 million on a pre-tax loss of $25.0 million, for an effective rate of 31.9%, during the Current Quarter, compared to a benefit of $8.5 million on a pre-tax loss of $24.6 million, for an effective rate of 34.4%, for the Comparable Quarter. The effective tax rate in the Current Quarter decreased as compared to the Comparable Quarter due to mix of earnings (losses) from different jurisdictions as well as adjustments for various discrete items, including certain return to provision adjustments. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.
Discontinued Operations
     We had income from our discontinued Delta Towing operations of $0.1 million during the Current Quarter compared to $1.1 million during the Comparable Quarter.
For the Nine Months Ended September 30, 2011 and 2010
Revenue
     Consolidated. Total revenue for the nine-month period ended September 30, 2011 (the “Current Period”) was $492.6 million compared with $460.1 million for the nine-month period ended September 30, 2010 (the “Comparable Period”), an increase of $32.5 million, or 7%. This increase is further described below.

     Domestic Offshore. Revenue for our Domestic Offshore segment was $142.7 million for the Current Period compared with $88.2 million for the Comparable Period, an increase of $54.5 million, or 62%, primarily due to revenue of $42.0 million related to the rigs acquired from Seahawk. Excluding the revenue from the rigs acquired from Seahawk, revenue increased $12.5 million for the legacy Hercules rigs due to an increase in average dayrates, $45,064 in the Current Period compared to $36,341 in the Comparable Period, which contributed to an approximate $21 million increase in revenue. This increase was partially offset by a decline in operating days for the legacy Hercules rigs to 2,234 days during the Current Period from 2,426 days during the Comparable Period which contributed to an approximate $9 million decrease in revenue during the Current Period as compared to the Comparable Period.
     International Offshore. Revenue for our International Offshore segment was $196.1 million for the Current Period compared with $221.4 million for the Comparable Period, a decrease of $25.2 million, or 11%. Hercules 258 and Hercules 260 contributed to a decrease of $15.6 million and $19.5 million, respectively, as their contracts matured in June and May 2011, respectively, and subsequently operated at lower dayrates. Additionally, there is no provision of marine services associated with the current contracts. These decreases are partially offset by Hercules 185 operating in the Current Period compared to not meeting revenue recognition criteria in the Comparable Period which contributed to a $15.1 million increase in revenue. Average revenue per rig per day decreased to $118,580 in the Current Period from $138,526 in the Comparable Period primarily due to lower average dayrates earned on Hercules 258 and Hercules 260.
     Inland. Revenue for our Inland segment was $21.3 million for the Current Period compared with $15.7 million for the Comparable Period, an increase of $5.6 million, or 36%. This increase was driven primarily by a 39% increase in average dayrates in the Current Period as compared to the Comparable Period.
     Domestic Liftboats. Revenue from our Domestic Liftboats segment was $44.2 million for the Current Period compared with $54.0 million in the Comparable Period, a decrease of $9.7 million, or 18%. This decrease resulted primarily from a 24% decline in operating days which contributed to an approximate $14 million decrease in revenue, largely due to activity associated with the Macondo well blowout incident remediation efforts in the Comparable Period. This decrease was partially offset by an increase in average revenue per liftboat per day to $7,789 in the Current Period compared with $7,258 in the Comparable Period, which contributed to an approximate $4 million increase in revenue.
     International Liftboats. Revenue for our International Liftboats segment was $88.3 million for the Current Period compared with $80.9 million in the Comparable Period, an increase of $7.4 million, or 9%. This increase resulted primarily from an increase in operating days during the Current Period to 4,022 days from 3,596 days in the Comparable Period, which contributed to an approximate $9 million increase in revenue. This increase was partially offset by a decrease in average revenue per liftboat per day to $21,952 in the Current Period compared with $22,501 in the Comparable Period, which contributed to an approximate $2 million decrease in revenue.
     Operating Expenses
     Consolidated. Total operating expenses for the Current Period were $332.1 million compared with $307.6 million in the Comparable Period, an increase of $24.5 million, or 8%. This increase is further described below.
     Domestic Offshore. Operating expenses for our Domestic Offshore segment were $140.4 million in the Current Period compared with $115.1 million in the Comparable Period, an increase of $25.3 million, or 22%, primarily due to operating expenses of approximately $33 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses decreased approximately $8 million driven by a decrease in labor costs, equipment rentals, insurance costs, repairs and maintenance costs and freight costs of $7.4 million, $4.0 million, $1.9 million, $1.8 million and $1.1 million, respectively, offset by an increase in workers’ compensation expenses of $9.5 million as well as $2.8 million fewer gains on asset sales in the Current Period as compared to the Comparable Period. Additionally, the Comparable Period included an accrual of approximately $3.0 million related to a multi-year state sales and use tax audit. Average operating expenses per rig per day were $34,250 in the Current Period compared with $37,437 in the Comparable Period.
     International Offshore. Operating expenses for our International Offshore segment were $99.8 million in the Current Period compared with $98.4 million in the Comparable Period, an increase of $1.4 million, or 1%. The increase was driven by i) increased operating expenses for Hercules 185 which contributed to a $8.6 million increase in the Current Period as compared to the Comparable Period as well as ii) permanent importation costs for Rig 3 of approximately $8 million during the Current Period. Partially offsetting these increases i) Hercules 205 was transferred to the Domestic Offshore segment during the first quarter of 2010 which contributed to a $3.1 million decrease, ii) Hercules 156 was cold stacked in December 2010 which contributed to a $3.1 million decrease, iii) Hercules 260 contributed to a $4.0 million decrease primarily due to not providing marine services under its new contract and iv) Hercules 258 contributed to a $4.1 million decrease primarily due to not providing marine services under its current contract. Average operating expenses per rig per day were $45,697 in the Current Period compared with $39,107 in the Comparable Period.
     Inland. Operating expenses for our Inland segment were $16.7 million in the Current Period compared with $20.4 million in the Comparable Period, a decrease of $3.7 million, or 18%. This decrease is primarily due to the Comparable Period accrual of approximately $3.0 million related to a multi-year state sales and use tax audit. Average operating expenses per rig per day were $20,382 in the Current Period compared with $24,858 in the Comparable Period.
     Domestic Liftboats. Operating expenses for our Domestic Liftboats segment were $31.8 million in the Current Period compared with $31.5 million in the Comparable Period, an increase of $0.4 million, or 1%.
     International Liftboats. Operating expenses for our International Liftboats segment were $43.4 million for the Current Period compared with $42.3 million in the Comparable Period, an increase of $1.0 million, or 2%. The increase is primarily due to additional labor costs of $1.7 million in the Current Period, partially offset by $1.2 million of mobilization costs amortized in the Comparable Period.
Depreciation and Amortization
     Depreciation and amortization expense in the Current Period was $128.7 million compared with $140.4 million in the Comparable Period, a decrease of $11.7 million, or 8%. This decrease resulted primarily from reduced depreciation in the Current Period of approximately $20 million due to asset sales and fully depreciated assets as well as asset impairments recorded in the fourth quarter of 2010, partially offset by an approximate $8 million increase in depreciation in the Current Period due to capital additions, including $4.4 million of depreciation related to the addition of the rigs acquired from Seahawk. Additionally, drydock amortization increased $1.4 million.
General and Administrative Expenses
     General and administrative expenses in the Current Period were $40.4 million compared with $40.6 million in the Comparable Period, a decrease of $0.2 million. The decrease is related to a $12.4 million reduction in bad debt expense in the Current Period as compared to the Comparable Period, largely offset by an increase of $10.0 million in legal and professional service fees, of which $3.4 million related to Seahawk Transaction costs. Additionally, labor and burden costs increased $1.2 million, of which $0.6 million related to the impact of the Company’s liability retention awards.
Interest Expense
     Interest expense in the Current Period was $59.0 million compared with $62.4 million in the Comparable Period, a decrease of $3.4 million, or 5%. This decrease was related primarily to the impact of our interest rate collar outstanding in the Comparable Period, somewhat offset by the increased rate on our term loan.
Expense of Credit Agreement Fees
     During the Current Period, we amended our credit agreement (the “Credit Agreement”). In doing so, we recorded the write-off of certain deferred debt issuance costs and expensed certain fees directly related to these activities totaling $0.5 million.
Other Expense
     Other Expense in the Current Period was $2.6 million compared to Other Income in the Comparable Period of $3.1 million, an increase to expense of $5.7 million, primarily due to the Current Period recording of the fair market value of our Discovery Offshore Warrants of $3.1 million as well as a $3.3 million currency gain in the Comparable Period due to the devaluation of the Venezuelan Bolivar currency. These increases to expense are partially offset by additional adjustments related to numerous currencies.

Income Tax Benefit
     Our income tax benefit was $25.9 million on a pre-tax loss of $70.9 million, for an effective rate of 36.6%, during the Current Period, compared to a benefit of $38.3 million on a pre-tax loss of $87.8 million, for an effective rate of 43.6%, for the Comparable Period. The effective tax rate in the Current Period decreased as compared to the Comparable Period due to mix of earnings (losses) from different jurisdictions as well as the prior year benefit of $5.8 million related to the effective compromise settlement with the Mexican tax authorities on certain tax liabilities, partially offset by adjustments for various discrete items, including certain return to provision adjustments in the Comparable Period. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.
Discontinued Operations
     We had a loss from our discontinued Delta Towing operations of $9.7 million during the Current Period compared to a loss from our discontinued Delta Towing operations of $0.4 million during the Comparable Period, a loss increase of $9.2 million. The increase in loss was primarily the result of the $13.4 million loss recognized for the Delta Towing sale in May 2011.
Non-GAAP Financial Measures
     Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income (loss), adjusted net income (loss), adjusted diluted earnings (loss) per share, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) the Credit Agreement contains covenants that require us to maintain a total leverage ratio and a consolidated fixed charge coverage ratio, which contain Non-GAAP adjustments as components, iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. In addition, the EBITDA and Adjusted EBITDA amounts presented in the following table should not be used for covenant compliance purposes as these amounts could differ materially from the amounts ultimately calculated under our Credit Agreement. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

     The following table presents a reconciliation of the GAAP financial measure to the corresponding adjusted financial measure (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Loss from Continuing Operations	$(17,044)	$(16,137)	$(44,990)	$(49,562)
Interest expense	20,389	20,752	59,035	62,437
Income tax benefit	(7,973)	(8,478)	(25,921)	(38,267)
Depreciation and amortization	43,895	44,982	128,699	140,382

EBITDA	39,267	41,119	116,823	114,990

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
     We believe that our more critical accounting policies include those related to business combinations, property and equipment, equity investments, derivatives, revenue recognition, percentage-of-completion, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation and cash and cash equivalents. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended on Form 8-K filed July 8, 2011, and Item 1 of Part I of this Quarterly Report on Form 10-Q.
OUTLOOK
Offshore
     Demand for our oilfield services is driven by our Exploration and Production (“E&P”) customers’ capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
     Drilling activity levels in the shallow water U.S. Gulf of Mexico is dependent on natural gas and crude oil prices, as well as our customers’ ability to obtain necessary drilling permits to operate in the region. As of October 26, 2011, the spot price for Henry Hub natural gas was $3.65 per MMbtu, with the twelve month strip, or average of the next twelve months’ futures contracts, at $3.92 per MMbtu. While we expect natural gas will continue to account for the majority of hydrocarbon production in the region, and the performance of our Domestic Offshore segment will remain dependent on natural gas prices, our customers appear to be increasingly focused on drilling activities that contain greater concentrations of crude oil and condensates. We expect this trend to continue, given the current high price for crude oil. Further, it is our understanding that much of the crude oil produced from the U.S. Gulf of Mexico is sold at Louisiana Light Sweet (“LLS”) posted prices, which trades at a premium to other crude benchmarks, such as West Texas Intermediate (“WTI”). As of October 26, 2011, the spot price for LLS crude was $110.55 per barrel, compared to WTI spot price of $90.20 per barrel.

     In the wake of the Macondo well blowout incident, new regulations for offshore drilling imposed by the BOEMRE in June 2010 have resulted in our customers experiencing significant delays in obtaining necessary permits to operate in the U.S. Gulf of Mexico. While we believe that the current state of the permit approval process appears to have improved since the advent of these new regulations, it is likely that our customers will continue to experience some degree of delay in obtaining drilling permits for the foreseeable future.
     The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with imposition of new regulations during 2010. Drilling contractors such as ourselves and some of our competitors have elected to cold stack, or no longer actively market, a number of rigs in the region, while other competitors have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of actively marketed jackup rigs in the U.S. Gulf of Mexico has declined from 63 rigs in late 2008 to 41 rigs as of October 25, 2011. Of the 41 actively marketed rigs in the U.S. Gulf of Mexico, we estimate that approximately 36 are contracted.
     We are encouraged by the reduction in the marketed supply of jackup rigs in the U.S. Gulf of Mexico, the relatively limited supply of uncontracted rigs, and the high price of crude oil, all contributing to a rising dayrate environment. Tempering these positive developments in the U.S. Gulf of Mexico is the continued slow pace of permit approval, and market expectations for a prolonged period of low natural gas prices. Any new regulatory or legislative changes that would affect shallow water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore’s financial results.
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
     Demand for our rigs in our International Offshore segment is primarily dependent on crude oil prices. Strong year-to-date crude oil prices, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase into 2012. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply. As of October 25, 2011, there were 377 jackup rigs actively marketed in international regions, of which 32 rigs were uncontracted. Further, there are 77 new jackup rigs either under construction or on order globally for delivery through 2014, of which 61 were without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will be sufficient to absorb the increased supply of drilling rigs with higher specifications. We have entered into agreements with Discovery Offshore to manage the construction, marketing and operations of two ultra high specification harsh environment jackup drilling rigs scheduled to be delivered in the second quarter and fourth quarter of 2013, respectively.
     Our international drilling fleet consists of eight jackup rigs and one platform rig. In recent months, we successfully negotiated three-year contracts for two rigs in the Middle East, and a four-year contract for the platform rig. One of our jackup rigs, the Hercules 185 in West Africa, experienced damage to the starboard leg of the rig. We currently estimate that the Hercules 185 will be out of service through the first quarter of 2012 undergoing repairs. We believe that the damage is insured, subject to a $3.5 million deductible and other customary limitations and exclusions. While the Hercules 185 is contracted through February 2014, the rig will not generate revenue while it is out of service. Our remaining jackup rigs are either on short term contracts or idle. We believe that the improving fundamentals in the international jackup market will be beneficial, as we seek additional contracts for idle rigs or rigs that have contract terms nearing expiration.
     Activity for inland barge drilling in the U.S. generally follows similar drivers as drilling in the U.S. Gulf of Mexico Shelf, with activity following operators’ expectations of prices for natural gas and crude oil. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. Inland activity levels stabilized in 2010, but remain depressed relative to historical levels. As of October 24, 2011, there were 24 marketed barge rigs, of which 18 were contracted. We expect industry activity levels to remain relatively flat into 2012, barring a significant increase in natural gas prices and/or property exchanges to new operators that may spur drilling activity in this region.

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
     On September 15, 2010, the Department of Interior issued the Notice to Lessees Number 2010-G05, which provides federal guidelines for the plugging and abandonment of wells and decommissioning of offshore platforms in the U.S. Gulf of Mexico. Since the issuance of this mandate, our Domestic Liftboat segment has experienced an increased shift in revenue mix to plugging and abandonment services. Further increases in plugging and abandonment related services are uncertain, although we expect such services will provide a relatively stable base of activity for our domestic liftboats over the next several years.
     Our International Liftboat segment is driven by our customers’ demand for production, platform maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. Year-to-date, utilization has been hampered by longer than expected downtime in the shipyard for several vessels in West Africa, partly due to shipyard and equipment availability, as well as local labor disputes in the region. Over the long term, we believe that international liftboat demand will benefit from: i) the aging offshore infrastructure and maturing offshore basins, ii) desire by our international customers to economically produce from these mature basins and service their infrastructure and iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is our expectation of increased competition in our international markets.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     Sources and uses of cash for the nine month period ended September 30, 2011 are as follows (in millions):

Net Cash Provided by Operating Activities	$58.4
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Seahawk Assets	(25.0)
Additions of Property and Equipment	(33.5)
Deferred Drydocking Expenditures	(12.9)
Cash Paid for Equity Investment	(34.2)
Proceeds from Sale of Assets and Businesses, Net	58.5
Decrease in Restricted Cash	(2.5)

Total	(49.6)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Repayments	(18.6)
Payment of Debt Issuance Costs	(2.1)
Other	2.5

Total	(18.2)

Net Decrease in Cash and Cash Equivalents	$(9.4)

Business Combination
     On April 27, 2011, we completed the Seahawk Transaction. The results of Seahawk are included in our results from the date of acquisition.

Equity Investment and Derivative Asset
     Our total equity investment in Discovery Offshore was $34.9 million, or 28% as of September 30, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to us for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $24.2 million, or 12.9 million shares for the nine months ended September 30, 2011, which includes $12.3 million, or 7.5 million shares for the three months ended September 30, 2011, as well as our proportionate share of Discovery Offshore’s losses. This investment is being accounted for using the equity method of accounting as we have the ability to exert significant influence, but not control, over operating and financial policies. We have warrants issued from Discovery Offshore that are being accounted for as a derivative asset equal to $2.0 million as of September 30, 2011 that, if exercised, would be recorded as an increase to our equity investment in Discovery Offshore. The initial fair value of the warrants of $5.0 million as well as the $1.0 million related to the 500,000 additional shares have been recorded as deferred revenue to be amortized over 30 years, the estimated useful life of the two new-build Discovery Offshore rigs, of which $0.1 million was recognized for both the three and nine months ended September 30, 2011, respectively. Subsequent changes in the fair value of the warrants are recognized to other income (expense). We recognized $1.8 million and $3.1 million to other expense related to the change in the fair value of the warrants during the three and nine months ended September 30, 2011, respectively.
Percentage-of-Completion
     We are using the percentage-of-completion method of accounting for our revenue and related costs associated with our construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. During the nine months ended September 30, 2011, $14.0 million has been recorded as deferred revenue and $12.5 million was outstanding at September 30, 2011. We recognized $0.8 million and $1.5 million to revenue during the three and nine months ended September 30, 2011, respectively under the percentage-of-completion method of accounting. Additionally, $0.7 million and $1.3 million in cost was recognized during the three and nine months ended September 30, 2011, respectively under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.
Sources of Liquidity and Financing Arrangements
     Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $456.5 million term loan and $140.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to meet certain covenants under the Credit Agreement, to refinance existing debt or for general corporate purposes. In July 2012, our $140.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of September 30, 2011, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $449.4 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.
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
     We have a $596.5 million credit facility, consisting of a $456.5 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the credit agreement, as amended, which governs the credit facility (the “Credit Agreement”), we must among other things:
•	Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Maximum Total
Test Date	Leverage Ratio

September 30, 2011	7.50 to 1.00
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00

—	At September 30, 2011, our total leverage ratio was 5.03 to 1.00.
•	Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of i) $75.0 million during calendar year 2011 and ii) $50.0 million thereafter. As of September 30, 2011, as calculated pursuant to the Credit Agreement, our total liquidity was $265.5 million.
•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00
—	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of September 30, 2011, our fixed charge coverage ratio was 1.35 to 1.00.
•	Make mandatory prepayments of debt outstanding under the Credit Agreement with 50% of excess cash flow as defined in the Credit Agreement for the fiscal years ending December 31, 2011 and 2012, and with proceeds from:
—	unsecured debt issuances, with the exception of refinancing;

—	secured debt issuances;

—	casualty events not used to repair damaged property;

—	sales of assets in excess of $25 million annually; and

—	unless we have achieved a specified leverage ratio, 50% of proceeds from equity issuances, excluding those for permitted acquisitions or to meet the minimum liquidity requirements.
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
     The Credit Agreement requires that we meet certain financial ratios and tests, which we met as of September 30, 2011. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with our financial covenants, borrowings under our revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent us from borrowing under the revolving credit facility, which would in turn have a material adverse effect on our available liquidity. Furthermore, an event of default could result in us having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on our assets.
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
     As of September 30, 2011, no amounts were outstanding and $1.8 million in standby letters of credit had been issued under our revolving credit facility, therefore the remaining availability under this revolving credit facility was $138.2 million. As of September 30, 2011, $456.5 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.60% for the nine months ended September 30, 2011 after giving consideration to revolver fees.
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
     We recognized a decrease in fair value of five thousand dollars and $0.3 million related to the hedge ineffectiveness of our interest rate collar, settled October 1, 2010 per the contract, as Interest Expense in our Consolidated Statements of Operations for the three and nine months ended September 30, 2010, respectively. We had a net unrealized gain on hedge transactions of $1.8 million, net of tax of $0.9 million, and $5.8 million, net of tax of $3.1 million for the three and nine months ended September 30, 2010, respectively. Overall, our interest expense was increased by $2.7 million and $9.1 million during the three and nine months ended September 30, 2010, respectively as a result of our interest rate derivative instruments. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 as our interest rate collar’s final settlement occurred in 2010.
     On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the 10.5% Senior Secured Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. As of September 30, 2011, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding.

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
     On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of September 30, 2011, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The net carrying amount of the 3.375% Convertible Senior Notes was $89.2 million at September 30, 2011.
     The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At September 30, 2011, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.
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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$456.5	$436.8	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.5	287.8	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	89.2	81.5	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	2.2
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

     In 2011, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $13.0 million was outstanding at September 30, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012.
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
     Capital Expenditures
     We expect to spend approximately $15 million on capital expenditures and drydocking during the remainder of 2011. Planned capital expenditures are generally maintenance and regulatory in nature and do not include refurbishment or upgrades to our rigs, liftboats, and other marine vessels. Should we elect to reactivate cold stacked rigs or upgrade and refurbish selected rigs or liftboats, our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
     From time to time, we may review possible acquisitions of rigs, liftboats or businesses, joint ventures, mergers or other business combinations, and we may have outstanding from time to time bids to acquire certain assets from other companies. We may not, however, be successful in our acquisition efforts. We are generally restricted by our Credit Agreement from making acquisitions for cash consideration, except to the extent the acquisition is funded by an issuance of our stock or cash proceeds from the issuance of stock (with the exception of the Seahawk Transaction), or unless we are in compliance with more restrictive financial covenants than what we are normally required to meet in each respective period as defined in the 2011 Credit Amendment. If we acquire additional assets, we would expect that our ongoing capital expenditures as a whole would increase in order to maintain our equipment in a competitive condition.
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
Bank Guarantees, Letters of Credit, and Surety Bonds
     We execute bank guarantees, letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2011, we had $20.4 million of bank guarantees, letters of credit and surety bonds outstanding, consisting of $1.0 million in unsecured bank guarantees, a $0.1 million unsecured outstanding letter of credit, $1.8 million in standby letters of credit outstanding under our revolver and $17.6 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts and other obligations in Mexico and the U.S. If the beneficiaries called the bank guarantees, letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. As of September 30, 2011, we have restricted cash of $13.6 million to support surety bonds related to our Mexico and U.S. operations.
Contractual Obligations
     Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first nine months of 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•	Net reduction of $13.8 million of surety bonds outstanding at December 31, 2010;

•	Settled $6.0 million of insurance notes payable outstanding at December 31, 2010;

•	Repaid $18.6 million of our term loan facility outstanding at December 31, 2010; and

•	Financed $25.8 million related to the renewal of certain of our insurance policies.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our long-term international contracts, or enter into new contracts, at current dayrates when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our cost cutting measures and plans to dispose of certain assets;

•	expected completion times for our repair, refurbishment and upgrade projects, including the repair project for the Hercules 185;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	our ability to effectively reactivate rigs that we have stacked;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims and disputes and their expected effects on our financial condition and results of operations; and

•	expectations regarding offshore drilling activity and dayrates, market conditions, demand for our rigs and liftboats, our earnings, operating revenue, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.
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
     As of September 30, 2011, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $89.2 million and $293.5 million, respectively.
     As of September 30, 2011, the interest rate for the $456.5 million outstanding under the term loan was 7.5%. If the interest rate averaged 1% more for 2011 than the rates as of September 30, 2011, annual interest expense would increase by approximately $4.6 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our interest rate derivatives, if any.
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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Term Loan Facility, due July 2013	$456.5	$436.8	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.5	287.8	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	89.2	81.5	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.9	3.5	2.2

Fair Value of Warrants and Derivative Asset
     At September 30, 2011, the fair value of derivative instruments was $2.0 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,185
50% increase in stock price	2,535
10% increase in assumed volatility	705
25% decrease in stock price	(950)
50% decrease in stock price	(1,605)
10% decrease in assumed volatility	(735)
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
Global financial and economic circumstances may have impacts on our business and financial condition that we currently cannot predict, and may limit our ability to finance our business and refinance our debt at a reasonable cost of capital.
     We may face challenges if conditions in the financial markets are inadequate to finance our activities and refinance our debt as it comes due at a reasonable cost of capital. Continuing concerns over the worldwide economic outlook, the availability and costs of credit, and the sovereign debt crisis have contributed to increased volatility in the global financial markets and commodity prices and diminished expectations for the global economy. These conditions could make it more difficult for us to access capital on reasonable terms and to refinance our debt at reasonable costs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares That May Yet
	Shares Purchased	Average Price Paid	Part of a Publicly	Be Purchased Under
Period	(1)	per Share	Announced Plan (2)	Plan (2)
July 1-31, 2011	—	$—	N/A	N/A
August 1-31, 2011	431	3.31	N/A	N/A
September 1-30, 2011	735	4.23	N/A	N/A

Total	1,166	3.89	N/A	N/A

(1)	Represents the surrender of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document
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

Date: October 27, 2011