Form 10-K
period 2011-12-31
HERCULES OFFSHORE, INC.
filed 2012-03-01
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011, based on the closing price on the NASDAQ Global Select Market on such date, was approximately $630 million. As of such date, the registrant’s directors and executive officers and Seahawk Drilling, Inc. were considered affiliates of the registrant for this purpose.

As of February 24, 2012, there were 138,160,365 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2012 are incorporated by reference into Part III of this report.

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

Overview

We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 23, 2012, we owned a fleet of 42 jackup rigs, seventeen barge rigs, two submersible rigs, one platform rig, 58 liftboat vessels and operate an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.

We report our business activities in five business segments, which as of February 23, 2012, included the following:

Domestic Offshore — includes 34 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either working on short-term contracts or available for contracts and sixteen are cold stacked. Both submersibles are cold stacked.

International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs contracted offshore Saudi Arabia, one jackup rig preparing for a contract in Indonesia, one jackup rig contracted offshore in the Democratic Republic of Congo and one platform rig contracted offshore in Mexico. In addition, we have one jackup rig warm stacked and one jackup rig cold stacked in Bahrain, one jackup rig warm stacked in Malaysia as well as one jackup rig contracted in Angola, however, it is currently in a shipyard in Mississippi undergoing repairs and is estimated to be out of service through the first quarter of 2012. In addition to owning and operating our own rigs, we have the Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of its Rigs.

Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and fourteen are cold stacked.

Domestic Liftboats — includes 40 liftboats in the U.S. Gulf of Mexico. Thirty-four are operating or available for contracts and six are cold stacked.

International Liftboats — includes 23 liftboats. Eighteen are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, three are cold stacked offshore West Africa and two are operating or available for contracts in the Middle East region.

Asset Purchase

On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”) (“Seahawk Transaction”) for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. The fair value of the shares issued was determined using the closing price of our common stock of $5.68 on April 27, 2011. The results of Seahawk are included in our results from the date of acquisition.

Asset Dispositions

In May 2011, we completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash and recognized a loss on the sale of approximately $13 million.

In addition, we retained the working capital of our Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for all periods presented as discontinued operations.

We also sold various rigs and other miscellaneous assets during the year ended December 31, 2011.

Investment

In January 2011, we paid $10 million to purchase 5.0 million shares, an initial investment in approximately eight percent of the total outstanding equity of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”), which investment was used by Discovery Offshore towards funding the down payments on two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”). The two Rigs are expected to be delivered in the second and fourth quarter of 2013, respectively. Discovery Offshore also held options to purchase two additional rigs of the same specifications that expired in the fourth quarter of 2011.

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

In addition to the $10 million investment, we received 500,000 additional shares worth $1.0 million to cover our costs incurred and efforts expended in forming Discovery Offshore. We were issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share for 30 consecutive trading days. The warrants were issued to additionally compensate us for our costs incurred and efforts expended in forming Discovery Offshore. As of December 31, 2011, Discovery Offshore’s stock price was 8.50 Norwegian Kroner per share. We have no other financial obligations or commitments with respect to the Rigs or our ownership in Discovery Offshore. Two of our officers are on the Board of Directors of Discovery Offshore.

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

Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, similar to those encountered in certain of the shallow-water areas of the U.S. Gulf of Mexico or “U.S. GOM”. Mat-supported rigs generally are able to more quickly position themselves on the worksite and more easily move on and off location than independent leg rigs. Thirty-three of our jackup rigs are mat-supported and nine are independent leg rigs.

Thirty-two of our rigs have a cantilever design that permits the drilling platform to be extended out from the hull to perform drilling or workover operations over some types of pre-existing platforms or structures. Ten rigs have a slot-type design, which requires drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling rather than development drilling, in that their configuration makes them difficult to position over existing platforms or structures. Historically, jackup rigs with a cantilever design have maintained higher levels of utilization than rigs with a slot-type design.

As of February 23, 2012, twenty-three of our jackup rigs were under contract ranging in duration from well-to-well to three years, at an average contract dayrate of approximately $63,000. In the following table, “ILS” means an independent leg slot-type jackup rig, “MC” means a mat-supported cantilevered jackup rig, “ILC” means an independent leg cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

The following table contains information regarding our jackup rig fleet as of February 23, 2012.

Rig Name	Type	Year Built/ Upgraded(c)	Maximum/ Minimum Water Depth Rating	Rated Drilling Depth(a)	Location	Status(b)
			(Feet)	(Feet)
Hercules 85	ILS	1982	85/9	20,000	U.S. GOM	Cold Stacked
Hercules 101	MC	1980	100/20	20,000	U.S. GOM	Cold Stacked
Hercules 120	MC	1958	120/22	18,000	U.S. GOM	Contracted
Hercules 150	ILC	1979	150/10	20,000	U.S. GOM	Contracted
Hercules 153	MC	1980/2007	150/22	25,000	U.S. GOM	Cold Stacked
Hercules 156	ILC	1983	150/14	20,000	Bahrain	Cold Stacked
Hercules 170	ILC	1981/2006	170/16	16,000	Bahrain	Warm Stacked
Hercules 173	MC	1971	173/22	15,000	U.S. GOM	Contracted
Hercules 185	ILC	1982/2009	150/20	20,000	Mississippi	Shipyard
Hercules 200	MC	1979	200/23	20,000	U.S. GOM	Contracted
Hercules 201	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 202	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 203	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 204	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 205	MC	1979/2003	200/23	20,000	U.S. GOM	Contracted
Hercules 206	MC	1980/2003	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 207	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 208(d)	MC	1980/2008	200/22	20,000	Vietnam	Ready Stacked
Hercules 209	MC	1981/2002	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 211	MC	1980	200/23	18,000(e)	U.S. GOM	Cold Stacked
Hercules 212	MC	1982	200/23	20,000	U.S. GOM	Contracted
Hercules 213	MC	1981/2002	200/23	20,000	U.S. GOM	Contracted
Hercules 214	MC	1982	200/23	20,000	U.S. GOM	Shipyard
Hercules 250	MS	1974	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 251	MS	1978	250/24	20,000	U.S. GOM	Contracted
Hercules 252	MS	1978	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 253	MS	1982	250/24	20,000	U.S. GOM	Contracted
Hercules 257	MS	1979	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 258	MS	1979/2008	250/24	20,000	Malaysia	Warm Stacked
Hercules 259	MS	1975/2002	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 260	ILC	1979/2008	250/12	20,000	Democratic Republic of Congo	Contracted
Hercules 261	ILC	1979/2008	250/12	20,000	Bahrain	Shipyard
Hercules 262	ILC	1982/2008	250/12	20,000	Saudi Arabia	En route to Shipyard
Hercules 263	MC	1982/2002	250/23	20,000	U.S. GOM	Contracted
Hercules 264	MC	1976/1999	250/23	25,000	U.S. GOM	Contracted
Hercules 265	MC	1982	250/25	20,000	U.S. GOM	Contracted
Hercules 300	MC	1974/1999	300/25	25,000	U.S. GOM	Contracted
Hercules 350	ILC	1982	350/16	25,000	U.S. GOM	Ready Stacked
Hercules 2002	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 2003	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 2500	MS	1981/1996	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 2501	MS	1975/2002	250/24	20,000	U.S. GOM	Cold Stacked

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs designated as “Contracted” are under contract while rigs described as “Ready Stacked” are not under contract but generally are ready for service. Rigs described as “Warm Stacked” may have a reduced number of crew, but only require a full crew to be ready for service. Rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig. Rigs described as “Shipyard” are undergoing maintenance, repairs or upgrades and may or may not be actively marketed depending on the length of stay in the shipyard.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

(d)	This rig is currently unable to operate in the U.S. Gulf of Mexico due to the United States Department of Transportation Maritime Administration (“MARAD”) restrictions.

(e)	Rated workover depth. Hercules 211 is currently configured for workover activity, which includes maintenance and repair or modification of wells that have already been drilled and completed to enhance or resume the well’s production.

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

In the following table, “Sub” means a submersible rig and “Plat” means a platform drilling rig. The following table contains information regarding our other offshore drilling rig fleet as of February 23, 2012.

Rig Name	Type	Year Built/ Upgraded(c)	Maximum/ Minimum Water Depth Rating	Rated Drilling Depth(a)	Location	Status(b)
			(Feet)	(Feet)
Hercules 75	Sub	1983	85/14	25,000	U.S. GOM	Cold Stacked
Hercules 77	Sub	1982/2007	85/14	30,000	U.S. GOM	Cold Stacked
Platform 3	Plat	1993	N/A	25,000	Mexico	Contracted

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig while rigs described as “Contracted” are under contract.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

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

The following table contains information regarding our barge drilling rig fleet as of February 23, 2012.

Rig Name	Type	Year Built/ Upgraded(c)	Horsepower Rating	Rated Drilling Depth(a)	Location	Status(b)
				(Feet)
1	Conv.	1980	2,000	20,000	U.S. GOM	Cold Stacked
9	Posted	1981	2,000	25,000	U.S. GOM	Cold Stacked
11	Conv.	1982	3,000	30,000	U.S. GOM	Cold Stacked
15	Conv.	1981	2,000	25,000	U.S. GOM	Cold Stacked
17	Posted	1981	3,000	30,000	U.S. GOM	Ready Stacked
19	Conv.	1974	1,000	14,000	U.S. GOM	Cold Stacked
27	Posted	1979/2008	3,000	30,000	U.S. GOM	Cold Stacked
28	Conv.	1980	3,000	30,000	U.S. GOM	Cold Stacked
29	Conv.	1981	3,000	30,000	U.S. GOM	Cold Stacked
41	Posted	1981	3,000	30,000	U.S. GOM	Ready Stacked
46	Posted	1979	3,000	30,000	U.S. GOM	Cold Stacked
48	Posted	1982	3,000	30,000	U.S. GOM	Cold Stacked
49	Posted	1980	3,000	30,000	U.S. GOM	Contracted
52	Posted	1981	2,000	25,000	U.S. GOM	Cold Stacked
55	Posted	1981	3,000	30,000	U.S. GOM	Cold Stacked
57	Posted	1975	2,000	25,000	U.S. GOM	Cold Stacked
64	Posted	1979	3,000	30,000	U.S. GOM	Cold Stacked

(a)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(b)	Rigs designated as “Contracted” are under contract. Rigs described as “Ready Stacked” are not under contract but generally are ready for service. Rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig.

(c)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

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

The length of the legs is the principal measure of capability for a liftboat, as it determines the maximum water depth in which the liftboat can operate. Our liftboats in the U.S. Gulf of Mexico range in leg lengths up to 229 feet, which allows us to service approximately 83% of the approximately 3,200 existing production platforms in the U.S. Gulf of Mexico. Liftboats are typically moved to a port during severe weather to avoid the winds and waves they would be exposed to in open water.

As of February 23, 2012, we owned 40 liftboats operating in the U.S. Gulf of Mexico, sixteen liftboats operating in West Africa, and two liftboats operating in the Middle East. In addition, we operated five liftboats owned by a third party in West Africa. The following table contains information regarding the liftboats we operate as of February 23, 2012.

Liftboat Name(1)	Year Built/ Upgraded(5)	Leg Length	Deck Area	Maximum Deck Load	Location	Gross Tonnage
		(Feet)	(Square feet)	(Pounds)
Whale Shark(4)	2005/2009	260	8,170	729,000	U.A.E.	1,142
Tiger Shark(3)	2001	230	5,300	1,000,000	Nigeria	469
Kingfish(3)	1996	229	5,000	500,000	U.S. GOM	188
Man-O-War(3)	1996	229	5,000	500,000	U.S. GOM	188
Wahoo(3)	1981	215	4,525	500,000	U.S. GOM	491
Blue Shark(4)	1981	215	3,800	400,000	Nigeria	1,182
Amberjack(4)	1981	205	3,800	500,000	U.A.E.	417
Bullshark(3)	1998	200	7,000	1,000,000	U.S. GOM	859
Creole Fish(3)	2001	200	5,000	798,000	Nigeria	192
Cutlassfish(3)	2006	200	5,000	798,000	Nigeria	183
Black Jack(4)	1997/2008	200	4,000	480,000	Nigeria	777
Swordfish(3)	2000	190	4,000	700,000	U.S. GOM	189
Leatherjack(3)	1998	175	3,215	575,850	U.S. GOM	168
Oilfish(4)	1996	170	3,200	590,000	Nigeria	495
Manta Ray(3)	1981	150	2,400	200,000	U.S. GOM	194
Seabass(3)	1983	150	2,600	200,000	U.S. GOM	186
F.J. Leleux(2)	1981	150	2,600	200,000	Nigeria	407
Black Marlin(4)	1984	150	2,600	200,000	Nigeria	407
Hammerhead(3)	1980	145	1,648	150,000	U.S. GOM	178
Pilotfish(4)	1990	145	2,400	175,000	Nigeria	292
Rudderfish(4)	1991	145	3,000	100,000	Nigeria	309
Blue Runner(3)	1980	140	3,400	300,000	U.S. GOM	174
Rainbow Runner(3)	1981	140	3,400	300,000	U.S. GOM	174
Pompano(3)	1981	130	1,864	100,000	U.S. GOM	196
Sandshark(3)	1982	130	1,940	150,000	U.S. GOM	196
Stingray(3)	1979	130	2,266	150,000	U.S. GOM	99
Albacore(3)	1985	130	1,764	150,000	U.S. GOM	171
Moray(3)	1980	130	1,824	130,000	U.S. GOM	178
Skipfish(3)	1985	130	1,116	110,000	U.S. GOM	91
Sailfish(3)	1982	130	1,764	137,500	U.S. GOM	179
Mahi Mahi(3)	1980	130	1,710	142,000	U.S. GOM	99
Triggerfish(3)	2001	130	2,400	150,000	U.S. GOM	195
Scamp(4)	1984	130	2,400	150,000	Nigeria	195
Rockfish(3)	1981	125	1,728	150,000	U.S. GOM	192
Gar(3)	1978	120	2,100	150,000	U.S. GOM	98

Liftboat Name(1)	Year Built/ Upgraded(5)	Leg Length	Deck Area	Maximum Deck Load	Location	Gross Tonnage
		(Feet)	(Square feet)	(Pounds)
Grouper(3)	1979	120	2,100	150,000	U.S. GOM	97
Sea Robin(3)	1984	120	1,507	110,000	U.S. GOM	98
Tilapia(3)	1976	120	1,280	110,000	U.S. GOM	97
Charlie Cobb(2)	1980	120	2,000	100,000	Nigeria	229
Durwood Speed(2)	1979	120	2,000	100,000	Nigeria	210
James Choat(2)	1980	120	2,000	100,000	Nigeria	210
Solefish(4)	1978	120	2,000	100,000	Nigeria	229
Tigerfish(4)	1980	120	2,000	100,000	Nigeria	210
Zoal Albrecht(2)	1982	120	2,000	100,000	Nigeria	213
Barracuda(3)	1979	105	1,648	110,000	U.S. GOM	93
Carp(3)	1978	105	1,648	110,000	U.S. GOM	98
Cobia (3)	1978	105	1,648	110,000	U.S. GOM	94
Dolphin (3)	1980	105	1,648	110,000	U.S. GOM	97
Herring(3)	1979	105	1,648	110,000	U.S. GOM	97
Marlin(3)	1979	105	1,648	110,000	U.S. GOM	97
Corina(3)	1974	105	953	100,000	U.S. GOM	98
Pike(3)	1980	105	1,360	130,000	U.S. GOM	92
Remora(3)	1976	105	1,179	100,000	U.S. GOM	94
Wolffish(3)	1977	105	1,044	100,000	U.S. GOM	99
Seabream(3)	1980	105	1,140	100,000	U.S. GOM	92
Sea Trout(3)	1978	105	1,500	100,000	U.S. GOM	97
Tarpon(3)	1979	105	1,648	110,000	U.S. GOM	97
Palometa(3)	1972	105	780	100,000	U.S. GOM	99
Jackfish(3)	1978	105	1,648	110,000	U.S. GOM	99
Bonefish(4)	1978	105	1,344	90,000	Nigeria	97
Croaker(4)	1976	105	1,344	72,000	Nigeria	82
Gemfish(4)	1978	105	2,000	100,000	Nigeria	223
Tapertail(4)	1979	105	1,392	110,000	Nigeria	100

(1)	The Skipfish, Mahi Mahi, Corina, Remora, Wolffish, Palometa, Bonefish, Croaker and Gemfish are currently cold stacked. All other liftboats are either available or operating.

(2)	We operate these vessels; however, they are owned by a third party.

(3)	Pursuant to U.S. Coast Guard documentation. International regulatory bodies or non-U.S. Flag states may calculate gross tonnage differently than the U.S. Coast Guard.

(4)	Pursuant to the registry documents issued by the Republic of Panama.

(5)	Dates shown are the original date the vessel was built and the date of the most recent upgrade and/or major refurbishment, if any.

Competition

The shallow-water businesses in which we operate are highly competitive. Domestic drilling and liftboat contracts are traditionally short term in nature, whereas international drilling and liftboat contracts are longer term in nature. The contracts are typically awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although technical capability of service and equipment, unit availability, unit location, safety record and crew quality may also be considered. Certain of our competitors in the shallow-water business may have greater financial and other resources than we have. As a result, these competitors may have a better ability to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs, acquire existing rigs, and make technological improvements to existing equipment or replace equipment that becomes obsolete. Competition for offshore rigs is usually on a global basis, as drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our mat-supported jackup rigs to certain regions in response to changes in market conditions is limited. Additionally, a number of our competitors have independent leg jackup rigs with generally higher specifications and capabilities than the independent leg rigs that we currently operate in the Gulf of Mexico. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs.

Customers

Our customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of our total revenue are as follows:

	Year Ended December 31,
	2011	2010	2009
Chevron Corporation (a)	25%	17%	14%
Saudi Aramco (b)	13	14	13
Oil and Natural Gas Corporation Limited (b)	9	20	16
PEMEX Exploración y Producción (“PEMEX”) (b)	3	3	10

(a)	Revenue included in our Domestic Offshore, International Offshore, Domestic Liftboats and International Liftboats segments.

(b)	Revenue included in our International Offshore segment.

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

A dayrate drilling contract generally extends over a period of time covering the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the customer under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment or due to events beyond the control of either party. In addition, customers in some instances have the right to terminate our contracts with little or no prior notice, and without penalty or early termination payments. The contract term in some instances may be extended by the customers exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. To date, most of our contracts in the U.S. Gulf of Mexico have been on a short-term basis of less than six months. Our contracts in international locations have historically been longer-term, with contract terms of up to three years. For contracts over six months in term we may have the right to pass through certain cost escalations. Our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime or operational problems above a contractual limit, if the rig is a total loss, or in other specified circumstances. A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if some of our contracts with our customers are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension.

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

Contract Backlog

We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. The following table reflects the amount of our contract backlog by year as of February 23, 2012:

	For the Years Ending December 31,
	Total	2012	2013	2014	2015	Thereafter
	(in thousands)
Domestic Offshore	$152,417	$152,417	$—	$—	$—	$—
International Offshore	276,022	95,381	99,568	68,373	12,700	—
Inland	3,647	3,647	—	—	—	—

Total	$432,086	$251,445	$99,568	$68,373	$12,700	$—

Employees

As of December 31, 2011, we had approximately 2,300 employees. We require skilled personnel to operate and provide technical services and support for our rigs, barges and liftboats. As a result, we conduct extensive personnel training and safety programs.

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

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as bridging over. We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage. Our policy, which we renew annually, expires in April 2012.

Our drilling contracts provide for varying levels of indemnification from our customers and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.

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

Insurance Claims

In September 2011, we were conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. While preparing the rig for heavy-lift transport to a shipyard in Pascagoula, Mississippi to conduct the spud can repairs, additional leg damage was identified. The rig is currently in the shipyard at Pascagoula, Mississippi undergoing the repairs necessary to return the rig to service. We currently estimate that the rig will be out of service through the first quarter of 2012. During this period, the rig will be at zero dayrate pursuant to its contract with Cabinda Gulf Oil Company (“Cabinda Gulf”). We have discussed the expected downtime of the rig with Cabinda Gulf and Cabinda Gulf has indicated that it intends to accept the rig after the completion of the repairs and to continue the contract, although Cabinda Gulf may have the right to terminate the contract and be paid $1.0 million by us for liquidated damages. We expect to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. We have recorded expenses up to the deductible amount of $3.5 million during the year ended December 31, 2011 related to rig repairs, inspections and other costs and have recorded an insurance claims receivable of $6.4 million for costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the rig had a net book value of $50.0 million as of December 31, 2011.

In September 2011, the Starfish, a 140 class liftboat, was en route to a project in the Gulf of Mexico in Ship Shoal Block 116 when it was hit by a series of waterspouts and capsized. The vessel has been salvaged and our underwriters have determined that the vessel is a constructive total loss and, therefore, we will receive the full insured value of $2.5 million. We carry removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, we carry pollution insurance, subject to a $3 million deductible and other customary limitations. We have recorded an insurance claims receivable of $3.1 million for the net book value of the vessel as well as any costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the vessel had a net book value of $0.7 million as of December 31, 2011.

In January 2012, the Mako, a 175 class liftboat in Nigeria, was engulfed by a fire that originated on a third-party rig, the KS Endeavor. Our underwriters have determined that the vessel is considered to be a constructive total loss and, therefore, we will receive the full insured value of $8.0 million which we believe approximates the fair market value for the vessel. We carry removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, we carry pollution insurance, subject to a $3 million deductible and other customary limitations. The vessel had a net book value of $6.4 million as of December 31, 2011.

Regulation

Our operations are affected in varying degrees by federal, state, local and foreign and/or international governmental laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Our industry is dependent on demand for services from the oil and natural gas industry and, accordingly, is also affected by changing tax and other laws relating to the energy business generally. In the United States, we are subject to the jurisdiction of the U.S. Coast Guard (“Coast Guard”), the National Transportation Safety Board, the U.S. Customs and Border Protection (“CBP”), the Department of Interior, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), as well as classification societies such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the CBP is authorized to inspect vessels at will. Coast Guard regulations also require annual inspections and periodic drydock inspections or special examinations of our vessels.

For instance, the Coast Guard issued a Policy Letter in July 2011 that provides for more frequent inspections of foreign flagged Mobile Offshore Drilling Units (“MODUs”) that operate on the U.S. Outer Continental Shelf (“OCS”). The Coast Guard will make determinations to conduct more frequent inspections of foreign flagged MODUs in accordance with its newly-implemented Mobile Offshore Drilling Unit Safety and Environmental Protection Compliance Targeting Matrix. We may be subject to increased costs and potential downtime for certain of our rigs operating on the OCS if such rigs are determined by the Coast Guard to need additional oversight and inspection under this new Policy Letter.

In addition to this new Coast Guard Policy Letter, in November 2011, the BSEE announced a change in its enforcement policies in the aftermath of the Macondo well blowout in April 2010, pursuant to which the agency has extended its regulatory enforcement reach to include contractors as well as offshore lease operators. Consequently, the BSEE may elect to hold contractors, including drilling contractors, liable for alleged violations of law arising in the BSEE’s jurisdictional area. Implementation of this announced change in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, as well as increased costs arising from contractual arrangements in master services agreements that failed to take into account such change in enforcement policy with respect to our operations in the U.S. Gulf of Mexico, which may have an adverse effect on our business and results of operations.

The shorelines and shallow-water areas of the U.S. Gulf of Mexico are ecologically sensitive. Heightened environmental concerns in these areas have led to higher drilling costs and a more difficult and lengthy well permitting process and, in general, have adversely affected drilling decisions of oil and natural gas companies. In the United States, our operations are subject to federal and state laws and regulations that require us to obtain and maintain specified permits or governmental approvals; control the discharge of materials into the environment; remove and cleanup materials that may harm the environment; or otherwise comply with the protection of the environment. For example, as an operator of mobile offshore units in navigable U.S. waters including the OCS, and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions restricting some or all of our activities in the affected areas.

Laws and regulations protecting the environment have become more stringent over time and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these legal requirements or the adoption of new or more stringent legal requirements could have a material adverse effect on our financial condition and results of operations.

The U.S. Federal Water Pollution Control Act of 1972, as amended, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified discharge activities occur. Offshore facilities must also prepare plans addressing spill prevention, control and countermeasures. In addition, while operators of vessels visiting U.S. ports historically have been excluded from obtaining permits for the discharge of ballast water and other substances incidental to the normal operation of the vessels because of an exemption under the Clean Water Act, that exemption was vacated, effective February 6, 2009. In place of the former Clean Water Act exemption, the EPA adopted a Vessel General Permit, effective December 19, 2008, that required subject vessel operators, including us, to obtain a Vessel General Permit for all of our covered vessels by February 6, 2009. We have obtained the necessary Vessel General Permit for all of our vessels to which this permitting program applies. In addition to the EPA’s issuance of the Vessel General Permit, some states are, and other states are considering, regulating ballast water discharges. Violations of monitoring, reporting and permitting requirements associated with applicable ballast water discharge permitting programs or other regulatory initiatives may result in the imposition of civil and criminal penalties. Moreover, we have incurred added costs to comply with legal requirements under the Vessel General Permit and may continue to incur further costs as other legal requirements under federal and state ballast water discharge permit programs are adopted and implemented, but we do not believe that such compliance efforts will have a material adverse effect on our results of operations or financial position.

The U.S. Oil Pollution Act of 1990 (“OPA”), as amended, and related regulations impose a variety of requirements on “responsible parties” related to the prevention and/or reporting of oil spills and liability for damages resulting from such spills in waters off the U.S. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA, as amended by the Coast Guard and Maritime Transportation Act of 2006, “tank vessels” of over 3,000 gross tons that carry oil or other hazardous materials in bulk as cargo, are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $23.5 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $17.1 million. “Tank vessels” of 3,000 gross tons or less are subject to liability limits of (i) for a single-hulled vessel, the greater of $3,200 per gross ton or $6.4 million or (ii) for a tank vessel other than a single-hulled vessel, the greater of $2,000 per gross ton or $4.3 million. For any vessels other than “tank vessels” that are subject to OPA, the liability limits are the greater of $1,000 per gross ton or $854,400. Few defenses exist to the liability imposed by OPA and the liability could be substantial. Moreover, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. In addition, OPA imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the Coast Guard for all of our vessels subject to such requirements.

The U.S. Outer Continental Shelf Lands Act, as amended, authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Included among these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred, the owner or operator of a vessel from which there is a release, and entities that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Prior owners and operators are also subject to liability under CERCLA. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate wastes in the course of our routine operations that may be classified as hazardous substances.

The U.S. Resource Conservation and Recovery Act, as amended, regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate nonhazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in compliance in all material respects with the Resource Conservation and Recovery Act and analogous state laws.

In recent years, a variety of initiatives intended to enhance vessel security were adopted to address terrorism risks, including the Coast Guard regulations implementing the Maritime Transportation and Security Act of 2002. These regulations required, among other things, the development of vessel security plans and on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications. We believe that our vessels are in substantial compliance with all vessel security regulations.

Some of our operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States. The U.S. coastwise laws reserve marine transportation, including liftboat services, between points in the United States to vessels built in and documented under the laws of the United States and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

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

The United States is one of approximately 170 member countries to the International Maritime Organization (“IMO”), a specialized agency of the United Nations that is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI entered into force on May 19, 2005, and applies to all ships, fixed and floating drilling rigs and other floating platforms. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling rigs, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel, which may vary from the standard U.S. gross tonnage for the vessel reflected in our liftboat table previously. Annex VI came into force in the United States on January 8, 2009. Moreover, on July 1, 2010, amendments to Annex VI to the MARPOL Convention took effect requiring the imposition of progressively stricter limitations on sulfur emissions from ships. As a result, limitations imposed on sulfur emissions will require that fuels of vessels in covered Emission Control Areas (“ECAs”) contain no more than 1% sulfur. In August 2012, the North American ECA will become enforceable. The North American ECA includes areas subject to the exclusive sovereignty of the United States and extends up to 200 nautical miles from the coasts of the United States, which area includes parts of the U.S. Gulf of Mexico. Consequently, beginning on January 1, 2012, limits on marine fuel used to power ships in non-ECA areas are capped at 3.5% sulfur and, in August 2012, when the North American ECA becomes effective, the sulfur limit in marine fuel will be capped at 1%, which is the capped amount for all other ECA areas since July 1, 2010. These capped amounts will then decrease progressively until they reach 0.5% by January 1, 2020 for non-ECA areas and 0.1% by January 1, 2015 for ECA areas, including the North American ECA. The amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. Our operation of vessels in international waters, outside of the North American ECA, are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the rigs we currently offer for international projects are generally exempt from the more costly compliance requirements of Annex VI and the liftboats we currently offer for international projects are generally exempt from or otherwise substantially comply with those requirements. Accordingly, we do not anticipate that compliance with MARPOL or Annex VI to MARPOL, whether within the North American ECA or beyond, will have a material adverse effect on our results of operations or financial position.

In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, initially through the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) and, upon dissolution of the BOEMRE effective October 1, 2011, through the BOEM and BSEE, has undertaken an aggressive overhaul of the offshore oil and natural gas regulatory process that has significantly impacted oil and gas development in the U.S. Gulf of Mexico. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that materially limit or prohibit, and increase the cost of, offshore drilling in the U.S. Gulf of Mexico. These new rules, regulations and requirements include the moratorium on shallow-water drilling that was lifted in May 2010, but which has resulted in a significant delay in permits being issued in the U.S. Gulf of Mexico, the adoption of new safety requirements and policies relating to the approval of drilling permits in the U.S. Gulf of Mexico, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico, and the promulgation of numerous

Notices to Lessees that have impacted and may continue to impact our operations. In addition to these rules, regulations and requirements, the federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S. Gulf of Mexico, as well as regulations relating to the protection of the environment, all of which could materially adversely affect our financial condition and results of operations.

Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is not reasonably likely that recently considered federal legislative initiatives in the U.S. will be adopted and implemented without substantial modification. Restrictions on greenhouse gas emissions or other related legislative or regulatory enactments could have an effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently and indirectly, our offshore support services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the asserted long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our vessels in general and in the U.S. Gulf of Mexico in particular. We are currently unable to predict the manner or extent of any such effect.

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

Item 1A.    Risk Factors

New and proposed laws, regulations and legal requirements arising out of the Macondo well blowout incident could prevent or cause delays for our customers in obtaining approval to conduct drilling operations and lead to increased potential liability and costs for us and our customers, which could adversely impact our operations and profitability in the U.S. Gulf of Mexico.

In response to the Macondo well blowout incident in the U.S. Gulf of Mexico in April 2010, the Obama Administration and regulatory agencies with jurisdiction over oil and gas exploration, including the U.S. Department of the Interior (“DOI”) imposed temporary moratoria on drilling operations, required operators to reapply for exploration plans and drilling permits which had previously been approved, and adopted numerous new regulations and new interpretations of existing regulations regarding operations in the U.S. Gulf of Mexico that are applicable to our oil and gas exploration and production customers and with which their new applications for exploration plans and drilling permits must prove compliant. We have significant operations that are either ongoing or scheduled to commence in the U.S. Gulf of Mexico. The requirements set forth in these new laws, regulations and requirements may delay our operations and cause us to incur additional expenses in order for our rigs and operations in the U.S. Gulf of Mexico to be compliant with the new laws, regulations and requirements. These new laws, regulations and requirements and other potential changes in laws and regulations applicable to the offshore drilling industry in the U.S. Gulf of Mexico may also continue to prevent our customers from obtaining new drilling permits and approvals in a timely manner, if at all, which could materially adversely impact our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved permits per month, however, it is possible that the improvement of this pace could slow or reverse as a result of uncertainties with respect to implementation and interpretation of Notices to Lessees and other regulatory initiatives issued by the DOI and/or the BOEMRE, BSEE and BOEM, as to the ability of the BSEE to timely review submits and issue drilling permits or because of potential third party challenges to industry drilling operations in the U.S Gulf of Mexico.

In addition to the recently implemented laws, regulations and requirements since the Macondo incident, the federal government has considered additional new laws, regulations and requirements, including those that would have imposed additional equipment requirements and that relate to the protection of the environment, which would be applicable to the offshore drilling industry in the Gulf of Mexico. The federal government may again consider implementing new, more restrictive laws, regulations and requirements. In particular, the commission appointed by President Obama to study the causes of the Macondo well blowout incident released its report and has recommended certain legislative and regulatory measures that should be taken to minimize the possibility of a reoccurrence of a disastrous spill. The implementation of new laws and regulations could lead to substantially increased potential liability and operating costs for us and our customers, which could cause our customers to discontinue or delay operating in the U.S. Gulf of Mexico and/or redeploy capital to international locations. These actions, if taken by any of our customers, could result in underutilization of our U.S. Gulf of Mexico assets and have an adverse impact on our revenue, profitability and financial position. The regulatory and legal environment in the Gulf of Mexico remains uncertain and is currently in a state of flux. Accordingly, we cannot predict at this time the impact that any potential changes in laws and regulations relating to offshore oil and gas exploration and development activity in the U.S. Gulf of Mexico may have on our operations or contracts, the extent to which the issuance of drilling permits will continue to be delayed, the effect on the cost or availability of insurance, or the impact on our customers and the demand for our services in the U.S. Gulf of Mexico. Future legislation or regulations may impose new equipment and environmental requirements on us and our customers that could delay or hinder our operations and those of our customers in the U.S. Gulf of Mexico, which could likewise have an adverse impact on our business and financial results.

Our business depends on the level of activity in the oil and natural gas industry, which is significantly affected by volatile oil and natural gas prices.

Our business depends on the level of activity of oil and natural gas exploration, development and production in the U.S. Gulf of Mexico and internationally, and in particular, the level of exploration, development and production expenditures of our customers. Demand for our drilling services is adversely affected by declines associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices often causes oil and gas companies to reduce spending on exploration, development and production. Reductions in capital expenditures of our customers reduce rig utilization and day rates. Crude oil and condensates are representing a larger proportion of overall production in the U.S. GOM, however, a majority of production remains natural gas. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations about future commodity prices typically drive demand for our services. Oil and natural gas prices are extremely volatile. On July 2, 2008 natural gas prices were $13.31 per million British thermal unit, or MMBtu, at the Henry Hub. They subsequently declined sharply, reaching a low of $1.88 per MMBtu at the Henry Hub on September 4, 2009. As of February 23, 2012, the closing price of natural gas at the Henry Hub was $2.68 per MMBtu. The spot price for West Texas intermediate (“WTI”) crude has recently ranged from a high of $145.29 per barrel as of July 3, 2008, to a low of $31.41 per barrel as of December 22, 2008, with a closing price of $107.49 per barrel as of February 23, 2012. Additionally, the spot price for Louisiana Light Sweet (“LLS”) was $127.79 per barrel as of February 23, 2012. It is our understanding that much of the crude oil produced from the U.S. GOM is sold at LLS posted prices, which trades at a premium to other crude benchmarks, such as WTI. Commodity prices are affected by numerous factors, including the following:

•	the demand for oil and natural gas in the United States and elsewhere;

•	the cost of exploring for, developing, producing and delivering oil and natural gas, and the relative cost of onshore production or importation of natural gas;

•	political, economic and weather conditions in the United States and elsewhere;

•	advances in drilling, exploration, development and production technology;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain oil production levels and pricing;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies and governmental regulations;

•	the development and exploitation of alternative fuels, and the competitive, social and political position of natural gas as a source of energy compared with other energy sources;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•

the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East (including the recent tensions between the international community and Iran), North Africa, West Africa and other significant oil and natural gas producing regions; and

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

The offshore service industry is highly cyclical and experiences periods of low demand and low dayrates. The volatility of the industry, coupled with our short-term contracts, has resulted and could continue to result in sharp declines in our profitability.

Historically, the offshore service industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand or increasing supply intensify the competition in the industry and often result in rigs or liftboats being idle for long periods of time. While economic conditions have been improving over the past 24 months, in response to the economic downturn that commenced in late 2008, we stacked additional rigs and liftboats and entered into lower dayrate contracts. As a result of the cyclicality of our industry, we expect our results of operations to be volatile and to decrease during market declines such as we recently experienced.

We have a significant level of debt, and could incur additional debt in the future. Our debt could have significant consequences for our business and future prospects.

As of December 31, 2011, we had total outstanding debt of approximately $840.3 million. This debt represented approximately 48% of our total book capitalization. As of December 31, 2011, we had $137.1 million of available capacity under our revolving credit facility, after the commitment of $2.9 million for standby letters of credit issued under it. We may borrow under our revolving credit facility to fund working capital or other needs in the near term up to the remaining availability subject to our compliance with financial covenants. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences for our business and future prospects, including the following:

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

•

we may be exposed to risks inherent in interest rate fluctuations because 54 percent of our borrowings are at variable rates of interest, which will result in higher interest expense to the extent that we do not hedge such risk in the event of increases in interest rates;

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

Our Credit Agreement (“Credit Agreement”) requires that we meet certain financial ratios and tests. Effective July 27, 2009, we entered into an amendment of our Credit Agreement (“2009 Credit Amendment”) to provide additional flexibility in certain financial covenants. Furthermore, the 2009 Credit Amendment also imposes other covenants and restrictions, including the imposition of a requirement to maintain a minimum level of liquidity at all times. Effective March 3, 2011, we entered into another amendment to our Credit Facility (“2011 Credit Amendment”) to, among other things, allow for the use of cash to purchase certain assets from Seahawk Drilling, Inc., exempt the pro forma treatment of historical results from the Seahawk assets with respect to the calculation of the financial covenants in the Credit Agreement, increase our investment basket and provide additional flexibility in a certain financial covenant. However, there can be no assurance that we will be able to comply with the modified financial covenants. Our ability to comply with these financial covenants and restrictions can be affected by events beyond our control. Continued reduced activity levels in the oil and natural gas industry could adversely impact our ability to comply with such covenants in the future. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. An event of default could prevent us from borrowing under our revolving credit facility, which could in turn have a material adverse effect on our available liquidity. In addition, an event of default could result in our having to immediately repay all amounts outstanding under the term loan facility, the revolving credit facility, the 3.375% Convertible Senior Notes due 2038 (“3.375% Convertible Senior Notes”), the 10.5% Senior Secured Notes due 2017 (“10.5% Senior Secured Notes”) and in foreclosure of liens on our assets. As of December 31, 2011, we were in compliance with all of our financial covenants under the Credit Agreement.

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

The maturity dates on our revolving credit facility and term loan facility are coming due and we may need to refinance our debt through the issuance of new debt or equity. We cannot guarantee that we will be able to access the capital markets at times and on terms that we would prefer.

Any outstanding balances on our revolving credit facility and our term loan facility mature and become due in full on July 11, 2012 and July 11, 2013, respectively. As of December 31, 2011, we had no amounts outstanding and $2.9 million in standby letters of credit issued under our revolving credit facility and $452.9 million outstanding under our term loan facility. We intend to refinance our revolving credit facility and term loan facility before the revolving credit facility matures and may attempt to do so at any time in the future. We may not be able to refinance this debt on favorable terms or at all prior to the maturity date on the revolving credit facility, which could lead to a higher cost of borrowing, having to issue additional equity, complete asset sales or use cash on hand to pay down debt, or any combination of the foregoing.

Maintaining idle assets or the sale of assets below their then carrying value may cause us to experience losses and may result in impairment charges.

Prolonged periods of low utilization and dayrates, the cold stacking of idle assets or the sale of assets below their then carrying value may cause us to experience losses. These events may also result in the recognition of impairment charges on certain of our assets if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable or if we sell assets at below their then carrying value.

Our industry is highly competitive, with intense price competition. Our inability to compete successfully may reduce our profitability.

Our industry is highly competitive. Our contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although rig and liftboat availability, location and technical capability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Dayrates also depend on the supply of rigs and vessels. Generally, excess capacity puts downward pressure on dayrates, and we have recently experienced declines in utilized days and dayrates. Excess capacity can occur when newly constructed rigs and vessels enter service, when rigs and vessels are mobilized between geographic areas and when non-marketed rigs and vessels are reactivated.

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

The worldwide economic problems that commenced in late 2008 led to a reduction in the availability of liquidity and credit to fund business operations worldwide, and adversely affected our customers, suppliers and lenders. The economic decline caused a reduction in worldwide demand for energy and resulted in lower oil and natural gas prices. While oil prices have rebounded, demand for our services depends on oil and natural gas industry activity and capital expenditure levels that are directly affected by trends in oil and natural gas prices. Any prolonged reduction in oil and natural gas prices will further depress the current levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

Global financial and economic circumstances may have impacts on our business and financial condition that we cannot predict, and may limit our ability to finance our business and refinance our debt at a reasonable cost of capital.

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

Our business is capital intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt (which would increase our interest costs) or equity financings to execute our business strategy, to fund capital expenditures or to meet our covenants under the Credit Agreement. Adequate sources of capital funding may not be available when needed or may not be available on acceptable terms and, under the terms of our Credit Agreement, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. If we raise additional funds by issuing additional equity securities, existing stockholders may experience dilution. If funding is insufficient at any time in the future, we may be unable to fund maintenance of our assets, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

If market conditions improve, inactive rigs and liftboats that are not currently being marketed could be reactivated to meet an increase in demand. Improved market conditions in the U.S. Gulf of Mexico, particularly relative to other regions, could also lead to jackup rigs, other mobile offshore drilling units and liftboats being moved into the U.S. Gulf of Mexico. Improved market conditions in any region worldwide could lead to increased construction and upgrade programs by our competitors. Some of our competitors have already announced plans to upgrade existing equipment or build additional jackup rigs with higher specifications than our rigs. According to ODS-Petrodata, as of February 24, 2012, 79 jackup rigs were under construction or on order globally by industry participants, national oil companies and financial investors for delivery through 2014. Many of the rigs currently under construction have not been contracted for future work, which may intensify price competition as scheduled delivery dates occur. A significant increase in the supply of jackup rigs, other mobile offshore drilling units or liftboats could adversely affect both our utilization and dayrates.

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

In addition, our drilling and liftboat operations are subject to perils of marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Tropical storms, hurricanes and other severe weather prevalent in the U.S. Gulf of Mexico could have a material adverse effect on our operations. During such severe weather conditions, our liftboats typically leave location and cease to earn a full dayrate. The liftboats cannot return to the location until the weather improves and the seas are less than U.S. Coast Guard approved limits. In addition, damage to our rigs, liftboats, shorebases and corporate infrastructure caused by high winds, turbulent seas, or unstable sea bottom conditions could potentially cause us to curtail operations for significant periods of time until the damages can be repaired. In addition, we cold stack a number of rigs in certain locations offshore. This concentration of rigs in specific locations could expose us to increased liability from a catastrophic event and could cause an increase in our insurance costs.

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

As of February 23, 2012, our total contract drilling backlog for our Domestic Offshore, International Offshore and Inland segments was approximately $432.1 million. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. We may not be able to perform under our drilling contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), and our customers may seek to cancel or renegotiate our contracts for various reasons. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.

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

As a result of a number of recent catastrophic weather related and other events, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry has suffered extensive damage from several hurricanes over the past several years. As a result, over the past several years our insurance costs increased significantly, our deductibles increased and our coverage for named windstorm damage was restricted. Any additional severe storm activity in the energy producing areas of the U.S. Gulf of Mexico in the future could cause insurance underwriters to no longer insure U.S. Gulf of Mexico assets against weather-related damage. A number of our customers that produce oil and natural gas have previously maintained business interruption insurance for their production. This insurance is less available and may cease to be available in the future, which could adversely impact our customers’ business prospects in the U.S. Gulf of Mexico and reduce demand for our services.

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

An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East and the Asia-Pacific region. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in Southeast Asia, Saudi Arabia, Mexico and West Africa. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings and piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages or strikes, particularly in the West African and Mexican labor environments;

•	unexpected changes in regulatory requirements;

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content laws, particularly in West Africa and Southeast Asia, where the legislatures are active in developing new legislation;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.

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

In recent years there has been a significant consolidation in our customer base. Therefore, we derive a significant amount of our revenue from a few energy companies. Chevron Corporation and Saudi Aramco accounted for 25% and 13% of our revenue for the year ended December 31, 2011, respectively. Our financial condition and results of operations will be materially adversely affected if these customers interrupt or curtail their activities, terminate their contracts with us, fail to renew their existing contracts or refuse to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates. The loss of either of these or any other significant customer could adversely affect our financial condition and results of operations.

Our existing jackup rigs are at a relative disadvantage to higher specification rigs, which may be more likely to obtain contracts than lower specification jackup rigs such as ours.

Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet. In addition, all of the new rigs under construction are of higher specification than our existing fleet. While Hercules has signed agreements to manage the construction and operations of the two ultra high specification harsh environment jackup drilling rigs on order for Discovery Offshore, 33 of our 42 jackup rigs are mat-supported, which are generally limited to geographic areas with soft bottom conditions like much of the Gulf of Mexico. Most of the rigs under construction are currently without contracts, which may intensify price competition as scheduled delivery dates occur. Particularly in periods in which there is decreased rig demand, such as the current period, higher specification rigs may be more likely to obtain contracts than lower specification jackup rigs such as ours. In the past, lower specification rigs have been stacked earlier in the cycle of decreased rig demand than higher specification rigs and have been reactivated later in the cycle, which may adversely impact our business. In addition, higher specification rigs may be more adaptable to different operating conditions and therefore have greater flexibility to move to areas of demand in response to changes in market conditions. Because a majority of our rigs were designed specifically for drilling in the shallow-water U.S. Gulf of Mexico, our ability to move them to other regions in response to changes in market conditions is limited.

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

Governmental laws and regulations, including those related to climate change and emissions of “greenhouse gases,” may add to our costs or limit drilling activity and liftboat operations.

Our operations are affected in varying degrees by governmental laws and regulations. We are also subject to the jurisdiction of the Coast Guard, the National Transportation Safety Board, the CBP, the DOI, the BOEM and the BSEE, as well as private industry organizations such as the American Bureau of Shipping. We may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations. Moreover, the cost of compliance could be higher than anticipated. Similarly, our international operations are subject to compliance with the U.S. Foreign Corrupt Practices Act, certain international conventions and the laws, regulations and standards of other foreign countries in which we operate. It is also possible that existing and proposed governmental conventions, laws, regulations and standards, including those related to climate change and emissions of “greenhouse gases,” may in the future add significantly to our operating costs or limit our activities or the activities and levels of capital spending by our customers.

In addition, as our vessels age, the costs of drydocking the vessels in order to comply with governmental laws and regulations and to maintain their class certifications are expected to increase, which could adversely affect our financial condition and results of operations.

Compliance with or a breach of environmental laws and regulations can be costly and could limit our operations.

Our operations are subject to federal, state, local and foreign and/or international laws and regulations that require us to obtain and maintain specified permits or other governmental approvals, control the discharge of materials into the environment, require the removal and cleanup of materials that may harm the environment or otherwise relate to the protection of the environment. For example, as an operator of mobile offshore drilling units and liftboats in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from those operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions restricting some or all of our activities in the affected areas. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new requirements, both in U.S. waters and internationally, could have a material adverse effect on our financial condition and results of operations.

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

Our liquidity depends upon cash on hand, cash from operations and availability under our revolving credit facility. The availability under the $140 million revolving credit facility is to be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay outstanding term loans under our credit facility. All borrowings under the revolving credit facility mature on July 11, 2012, and the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. We intend to refinance the revolving credit facility and term loan before the revolving credit facility matures. No amounts were outstanding under the revolving credit facility as of December 31, 2011, although $2.9 million in stand-by letters of credit had been issued under it. The remaining availability under the revolving credit facility is $137.1 million at December 31, 2011.

We currently maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf registration statement or otherwise incur debt, we may be required to make payments on our term loan. We currently believe we will have adequate liquidity to fund our operations for the foreseeable future. However, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity offerings to fund operations and under the terms of the amendments to our credit facility, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. Furthermore, we may need to raise additional funds through public or private debt or equity offerings or asset sales to avoid a breach of our financial covenants in our Credit Facility to refinance our indebtedness, to fund capital expenditures or for general corporate purposes.

We are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations.

We currently conduct our operations through, and most of our assets are owned by, both U.S. and foreign subsidiaries, and our operating income and cash flow are generated by our subsidiaries. As a result, cash we obtain from our subsidiaries is the principal source of funds necessary to meet our debt service obligations. Contractual provisions or laws, as well as our subsidiaries’ financial condition and operating requirements, may limit our ability to obtain cash from our subsidiaries that we require to pay our debt service obligations. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our property consists primarily of jackup rigs, barge rigs, submersible rigs, a platform rig, liftboats and ancillary equipment, substantially all of which we own. The majority of our vessels and substantially all of our other personal property, are pledged to collateralize our credit facility and 10.5% Senior Secured Notes.

We maintain offices, maintenance facilities, yard facilities, warehouses, waterfront docks as well as residential premises in various countries, including the United States, Mexico, Angola, Nigeria, Singapore, Democratic Republic of Congo, India, Malaysia, Saudi Arabia, Qatar and Bahrain. Almost all of these properties are leased. Our leased principal executive offices are located in Houston, Texas.

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

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi.    This is the case name used to refer to several cases that were filed in the Circuit Courts of the State of Mississippi originally involving 768 plaintiffs grouped into 21 suits that alleged personal injury or whose heirs claimed their deaths arose out of exposure to asbestos contained in drilling mud additives, occurring in the course of their employment by the defendants between 1965 and 2002. Each individual was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts. The amended complaints resulted in one of our subsidiaries being named as a direct defendant in three cases. More than five years has passed since the court ordered that amended complaints be filed by each individual plaintiff, and the original complaints. No additional plaintiffs have attempted to name TODCO as a defendant and such actions may now be time-barred. The complaints generally allege that the defendants used or manufactured drilling mud additives that contained asbestos for use in connection with offshore and land based drilling operations, and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law. The plaintiffs generally seek awards of unspecified compensatory and punitive damages. In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling related products that contained asbestos. All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the Court to preside over all the cases. We intend to defend ourselves vigorously and do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Shareholder Derivative Suits

FCPA Litigation

As disclosed in our prior filings, on April 27, 2011, a shareholder derivative action was filed in the District Court of Harris County, Texas, allegedly on behalf of us, naming us as a nominal defendant and certain of our officers and directors as defendants alleging, among other claims, breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment. The petition alleges that the individual defendants allowed us to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. Plaintiffs sought restitution and injunctive and/or equitable relief purportedly on behalf of us, certain corporate actions, and an award of their costs and attorney’s fees.

On October 19, 2011, the District Court sustained special exceptions filed by us and the other defendants (collectively “Defendants”). The special exceptions filed by the Defendants sought the dismissal of the action due to the plaintiff’s failure to plead sufficient facts giving rise to a cause of action. The District Court ordered the action would be dismissed with prejudice if the plaintiff failed to amend his petition by November 4, 2011 and plead sufficient facts giving rise to a cause of action against the Defendants. The plaintiff filed an amended petition on November 4, 2011, in response to which we again filed special exceptions seeking dismissal of the action due to the plaintiff’s failure again to plead sufficient facts giving rise to a cause of action.

On February 10, 2012, the District Court granted our special exceptions and dismissed the plaintiff’s action with prejudice.

Say-on-Pay Litigation

In June, two separate shareholder derivative actions were filed purportedly on our behalf in response to our failure to receive a majority advisory “say-on-pay” vote in favor of our 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the United States District Court for the Southern District of Texas. Each action named us as a nominal defendant and certain of our officers and directors, as well as our Compensation Committee’s consultant, as defendants. Plaintiffs allege that our directors breached their fiduciary duty by approving excessive executive compensation for 2010, that the Compensation Committee consultant aided and abetted that breach of fiduciary duty, that the officer defendants were unjustly enriched by receiving the allegedly excessive compensation, and that the directors violated the federal securities laws by disseminating a materially false and misleading proxy. The plaintiffs seek damages in an unspecified amount on our behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. We and the other defendants have filed motions to dismiss these cases for failure to make demand upon our board and for failing to state a claim. Those motions are pending.

We do not expect the ultimate outcome of any of these shareholder derivative lawsuits to have a material adverse effect on our consolidated results of operation, financial position or cash flows.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Dividend Policy

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HERO.” As of February 24, 2012, there were 115 stockholders of record. On February 24, 2012, the closing price of our common stock as reported by NASDAQ was $5.38 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	Price
	High	Low
2011
Fourth Quarter	$4.58	$2.25
Third Quarter	5.60	2.90
Second Quarter	6.99	4.97
First Quarter	6.72	3.04

	Price
	High	Low
2010
Fourth Quarter	$3.65	$2.16
Third Quarter	2.78	2.05
Second Quarter	4.73	2.39
First Quarter	5.85	3.51

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

Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that may yet be Purchased Under the Plan (2)

October 1 - 31, 2011	441	$3.24	N/A	N/A
November 1 - 30, 2011	—	—	N/A	N/A
December 1 - 31, 2011	882	4.44	N/A	N/A

Total	1,323	4.04	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during 2011, 2010 or 2009, and currently do not have, a share repurchase program in place.

Item 6.	Selected Financial Data

We have derived the following condensed consolidated financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 from our audited consolidated financial statements included in Item 8 of this report. The condensed consolidated financial information as of December 31, 2009 and for the year ended December 31, 2008 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2010, as amended by our current report on Form 8-K filed on July 8, 2011. The condensed consolidated financial information as of December 31, 2008 and for the year ended December 31, 2007 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2009, adjusting the financial information for the year ended December 31, 2007 for the discontinued operations of our Delta Towing segment. The condensed consolidated financial information as of December 31, 2007 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K, for the year ended December 31, 2008, as amended by our current report on Form 8-K filed September 23, 2009.

We were formed in July 2004 and commenced operations in August 2004. From our formation to December 31, 2011, we completed the Seahawk Transaction, acquisition of TODCO and several significant asset acquisitions that impact the comparability of our historical financial results. Our financial results reflect the impact of the Seahawk Transaction, TODCO business and the asset acquisitions from the dates of closing.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010(a)	Year Ended December 31, 2009(b)	Year Ended December 31, 2008(c)	Year Ended December 31, 2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$655,358	$624,827	$718,601	$1,053,479	$694,357
Operating income (loss)	(18,749)	(143,427)	(79,469)	(1,040,848)	215,380
Income (loss) from continuing operations	(66,520)	(132,093)	(81,047)	(997,893)	130,537
Earnings (loss) per share from continuing operations:
Basic	$(0.51)	$(1.15)	$(0.83)	$(11.29)	$2.22
Diluted	(0.51)	(1.15)	(0.83)	(11.29)	2.19
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$134,351	$136,666	$140,828	$106,455	$212,452
Working capital	174,598	182,276	144,813	224,785	367,117
Total assets	2,006,704	1,995,309	2,277,476	2,590,895	3,643,948
Long-term debt, net of current portion	818,146	853,166	856,755	1,015,764	890,013
Total stockholders’ equity	908,553	853,132	978,512	925,315	2,011,433
Cash dividends per share	—	—	—	—	—

(a)	Includes $122.7 million ($79.8 million, net of taxes or $0.69 per diluted share) in impairment of property and equipment charges.

(b)	Includes $26.9 million ($13.1 million, net of taxes or $0.13 per diluted share) of impairment charges related to the write-down of Hercules 110 to fair value less costs to sell during the second quarter of 2009. The sale of the rig was completed in August 2009. In addition, 2009 includes $31.6 million ($20.5 million, net of taxes or $0.21 per diluted share) related to an allowance for doubtful accounts receivable of approximately $26.8 million, associated with a customer in our International Offshore segment, a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected.

(c)	Includes $863.6 million ($863.6 million, net of taxes or $9.77 per diluted share) and $376.7 million ($236.7 million, net of taxes or $2.68 per diluted share) in impairment of goodwill and impairment of property and equipment charges, respectively.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008		Year Ended December 31, 2007
	(In thousands)
Other Financial Data:
Net cash provided by (used in):
Operating activities	$52,025	$24,420	$137,861	$269,727		$175,741
Investing activities	(32,520)	(21,306)	(60,510)	(515,787)		(825,007)
Financing activities	(21,820)	(7,276)	(42,978)	140,063		788,946
Capital expenditures	39,483	22,018	76,141	585,084	(a)	155,390
Deferred drydocking expenditures	15,739	15,040	15,646	17,269		20,772

(a)	Includes the purchase of Hercules 350, Hercules 262 and Hercules 261 as well as related equipment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 included in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements”.

OVERVIEW

We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 23, 2012, we owned a fleet of 42 jackup rigs, seventeen barge rigs, two submersible rigs, one platform rig, 58 liftboat vessels, and operate an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.

Asset Purchase

On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”) (“Seahawk Transaction”) for total consideration of approximately $150.3 million consisting of

$25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. The fair value of the shares issued was determined using the closing price of our common stock of $5.68 on April 27, 2011. The results of Seahawk are included in our results from the date of acquisition.

Asset Dispositions

In May 2011, we completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. In addition, we retained the working capital of our Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for all periods presented as discontinued operations.

We also sold various rigs and other miscellaneous assets during the year ended December 31, 2011.

Investment

In January 2011, we paid $10 million to purchase 5.0 million shares, an initial investment in approximately eight percent of the total outstanding equity of a new entity incorporated in Luxembourg, Discovery Offshore S.A. (“Discovery Offshore”), which investment was used by Discovery Offshore towards funding the down payments on two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”). The two Rigs are expected to be delivered in the second and fourth quarter of 2013, respectively. Discovery Offshore also held options to purchase two additional rigs of the same specifications that expired in the fourth quarter of 2011.

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

In addition to the $10 million investment, we received 500,000 additional shares worth $1.0 million to cover our costs incurred and efforts expended in forming Discovery Offshore. We were issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share for 30 consecutive trading days. The warrants were issued to additionally compensate us for our costs incurred and efforts expended in forming Discovery Offshore. As of December 31, 2011, Discovery Offshore’s stock price was 8.50 Norwegian Kroner per share. We have no other financial obligations or commitments with respect to the Rigs or our ownership in Discovery Offshore. Two of our officers are on the Board of Directors of Discovery Offshore.

We report our business activities in five business segments, which as of February 23, 2012, included the following:

Domestic Offshore — includes 34 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either working on short-term contracts or available for contracts and sixteen are cold stacked. Both submersibles are cold stacked.

International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. We have two jackup rigs contracted offshore Saudi Arabia, one jackup rig preparing for a contract in Indonesia, one jackup rig contracted offshore in the Democratic Republic of Congo and one platform rig contracted offshore in Mexico. In addition, we have one jackup rig warm stacked and one jackup rig cold stacked in Bahrain, one jackup rig warm stacked in Malaysia, as well as one jackup rig contracted in Angola, however, it is currently in a shipyard in Mississippi undergoing repairs and is estimated to be out of service through the first quarter of 2012. In addition to owning and operating our own rigs, we have the Construction Management Agreement and the Services Agreement with Discovery Offshore with respect to each of its Rigs.

Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of our inland barges are either operating on short-term contracts or available and fourteen are cold stacked.

Domestic Liftboats — includes 40 liftboats in the U.S. Gulf of Mexico. Thirty-four are operating or available for contracts and six are cold stacked.

International Liftboats — includes 23 liftboats. Eighteen are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, three are cold stacked offshore West Africa and two are operating or available for contracts in the Middle East region.

Our drilling rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.

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

Our revenue is affected primarily by dayrates, fleet utilization, the number and type of units in our fleet and mobilization fees received from our customers. Utilization and dayrates, in turn, are influenced principally by the demand for rig and liftboat services from the exploration and production sectors of the oil and natural gas industry. Our contracts in the U.S. Gulf of Mexico tend to be short-term in nature and are heavily influenced by changes in the supply of units relative to the fluctuating expenditures for both drilling and production activity. Most of our international drilling contracts and some of our liftboat contracts in West Africa are longer term in nature.

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

RESULTS OF OPERATIONS

Generally, domestic drilling industry conditions improved in 2011, as supply was further diminished and demand increased for jackup rigs. Factors that led to the increase in demand included the high price of crude oil, the shift by operators to liquids-rich drilling activity, and the improvement in our customers’ ability to obtain necessary drilling permits to operate in the U.S. Gulf of Mexico, which tightened during 2010 due to the new federal regulations in the wake of the Macondo well blowout incident. Furthermore, our Domestic Offshore segment benefited from the addition of rigs from the Seahawk Transaction. Our Domestic Liftboat performance weakened in 2011, primarily because 2010 results benefitted from a significant increase in utilization stemming from coastal restoration efforts related to the Macondo well blowout incident.

Our International Offshore segment experienced weaker results due to contract expiration on the international rig fleet during the year. While the majority of our international rigs were recontracted, market dayrates were significantly below prior contract dayrates. Our International Liftboat operations experienced a decline in operating income due to an increase in operating and administrative expenses in 2011 as compared to 2010. The increase in revenue experienced by increased operating days, was offset by a decline in the revenue per liftboat per day.

Our domestic liftboat operations are generally affected by the seasonal weather patterns in the U.S. Gulf of Mexico. These seasonal patterns may result in increased activity in the spring, summer and fall periods and a decrease in the winter months. High winds, significant rain, tropical storms, hurricanes and other inclement weather conditions prevalent in the U.S. Gulf of Mexico during the year affect our domestic liftboat operations, as these conditions typically require our liftboats to leave work locations and cease to earn a full dayrate. The liftboats cannot return to the location until the weather improves and the seas are less than U.S. Coast Guard approved limits. Demand for our domestic rigs may decline during hurricane season, which is generally considered June 1 through November 30, as our customers may reduce drilling activity. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control.

On April 27, 2011, we completed the Seahawk Transaction. The results of Seahawk are included in our results from the date of acquisition which impacts the comparability of the 2011 period with the corresponding 2010 and 2009 periods.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	38	25	24
Revenue	$217,450	$124,063	$140,889
Operating expenses	186,132	147,715	175,473
Impairment of property and equipment	—	84,744	—
Depreciation and amortization expense	68,146	68,335	60,775
General and administrative expenses	9,275	5,663	6,496

Operating loss	$(46,103)	$(182,394)	$(101,855)

International Offshore:
Number of rigs (as of end of period)	9	9	10
Revenue	$237,047	$291,516	$393,797
Operating expenses	134,439	130,460	169,418
Impairment of property and equipment	—	37,973	26,882
Depreciation and amortization expense	52,278	58,275	63,808
General and administrative expenses	(7,512)	7,930	35,694

Operating income	$57,842	$56,878	$97,995

Inland:
Number of barges (as of end of period)	17	17	17
Revenue	$28,180	$21,922	$19,794
Operating expenses	22,973	27,702	44,593
Depreciation and amortization expense	14,589	23,516	32,465
General and administrative expenses	1,388	(1,420)	1,831

Operating loss	$(10,770)	$(27,876)	$(59,095)

Domestic Liftboats:
Number of liftboats (as of end of period)	40	41	41
Revenue	$56,575	$70,710	$75,584
Operating expenses	42,381	42,073	48,738
Depreciation and amortization expense	15,329	14,698	20,267
General and administrative expenses	2,190	1,850	2,039

Operating income (loss)	$(3,325)	$12,089	$4,540

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
International Liftboats:
Number of liftboats (as of end of period)	24	24	24
Revenue	$116,106	$116,616	$88,537
Operating expenses	58,407	55,879	48,240
Depreciation and amortization expense	19,624	17,711	12,880
General and administrative expenses	7,166	5,815	4,990

Operating income	$30,909	$37,211	$22,427

Total Company:
Revenue	$655,358	$624,827	$718,601
Operating expenses	444,332	403,829	486,462
Impairment of property and equipment	—	122,717	26,882
Depreciation and amortization expense	172,571	185,712	193,504
General and administrative expenses	57,204	55,996	91,222

Operating loss	(18,749)	(143,427)	(79,469)
Interest expense	(79,178)	(80,482)	(75,431)
Expense of credit agreement fees	(455)	—	(15,073)
Gain on early retirement of debt, net	—	—	12,157
Other, net	(3,479)	3,876	3,955

Loss before income taxes	(101,861)	(220,033)	(153,861)
Income tax benefit	35,341	87,940	72,814

Loss from continuing operations	(66,520)	(132,093)	(81,047)
Loss from discontinued operations, net of taxes	(9,608)	(2,501)	(10,687)

Net loss	$(76,128)	$(134,594)	$(91,734)

The following table sets forth selected operational data by operating segment for the periods indicated:

	Year Ended December 31, 2011
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,494	5,755	78.1%	$48,387	$32,343
International Offshore	2,131	2,828	75.4%	111,237	47,539
Inland	966	1,095	88.2%	29,172	20,980
Domestic Liftboats	7,290	12,983	56.2%	7,761	3,264
International Liftboats	5,310	8,395	63.3%	21,866	6,957

	Year Ended December 31, 2010
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	3,321	4,086	81.3%	$37,357	$36,151
International Offshore	2,106	3,344	63.0%	138,422	39,013
Inland	986	1,095	90.0%	22,233	25,299
Domestic Liftboats	9,641	13,870	69.5%	7,334	3,033
International Liftboats	5,100	8,546	59.7%	22,866	6,539

	Year Ended December 31, 2009
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	2,676	4,544	58.9%	$52,649	$38,616
International Offshore	3,100	3,714	83.5%	127,031	45,616
Inland	651	1,578	41.3%	30,406	28,259
Domestic Liftboats	9,535	14,804	64.4%	7,927	3,292
International Liftboats	4,293	7,209	59.6%	20,624	6,692

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.

(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.

(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract.

2011 Compared to 2010

Revenue

Consolidated.     Total revenue for 2011 was $655.4 million compared with $624.8 million for 2010, an increase of $30.5 million, or 5%. This increase is further described below.

Domestic Offshore.     Revenue for our Domestic Offshore segment was $217.5 million for 2011 compared with $124.1 million for 2010, an increase of $93.4 million, or 75%, primarily due to revenue of $74.4 million related to the rigs acquired from Seahawk. Excluding the revenue from the rigs acquired from Seahawk, revenue increased $19.0 million for the legacy Hercules rigs due to an increase in average dayrates, $47,000 in 2011 compared to $37,357 in 2010, which contributed to an approximate $32 million increase in revenue. This increase was partially offset by a decline in operating days for the legacy Hercules rigs to 3,043 days during 2011 from 3,321 days during 2010, which contributed to an approximate $13 million decrease in revenue in 2011 as compared to 2010.

International Offshore.     Revenue for our International Offshore segment was $237.0 million for 2011 compared with $291.5 million for 2010, a decrease of $54.5 million, or 19%. Hercules 258 and Hercules 260 contributed to a reduction of $26.5 million and $29.0 million, respectively, as their contracts matured in June and May 2011, respectively, and subsequently operated at lower dayrates. Additionally, there is no provision of marine services associated with the subsequent contracts. Hercules 262 and Hercules 208 contributed to a reduction of $6.9 million and $5.2 million, respectively, primarily due to fewer operating days in 2011 as compared to 2010. These decreases are partially offset by Hercules 185 operating a large portion of 2011 compared to not meeting revenue recognition criteria in 2010 which contributed to a $15.2 million increase in revenue. Average revenue per rig per day decreased to $111,237 in 2011 from $138,422 in 2010 primarily due to lower average dayrates earned on Hercules 258 and Hercules 260.

Inland.    Revenue for our Inland segment was $28.2 million for 2011 compared with $21.9 million for 2010, an increase of $6.3 million, or 29%. This increase was driven primarily from a 31% increase in average dayrates in 2011 as compared to 2010.

Domestic Liftboats.    Revenue for our Domestic Liftboats segment was $56.6 million for 2011 compared with $70.7 million in 2010, a decrease of $14.1 million, or 20%. This decrease resulted primarily from a 24% decline in operating days which contributed to an approximate $18 million decrease in revenue, largely due to activity associated with the Macondo well blowout incident remediation efforts in 2010. This decrease was partially offset by an increase in average revenue per liftboat per day to $7,761 in 2011 compared with $7,334 in 2010, which contributed to an approximate $4 million increase in revenue.

International Liftboats.    Revenue for our International Liftboats segment was $116.1 million for 2011 compared with $116.6 million in 2010, a decrease of $0.5 million.

Operating Expenses

Consolidated.    Total operating expenses for 2011 were $444.3 million compared with $403.8 million in 2010, an increase of $40.5 million, or 10%. This increase is further described below.

Domestic Offshore.    Operating expenses for our Domestic Offshore segment were $186.1 million in 2011 compared with $147.7 million in 2010, an increase of $38.4 million, or 26%, primarily due to operating expenses of approximately $41 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses decreased approximately $3 million driven by a decrease in labor expense, equipment rentals, insurance, repairs and maintenance and freight costs of $6.6 million, $5.2 million, $3.8 million, $0.9 million and $1.3 million, respectively, offset by an increase in workers’ compensation expenses of $12.1 million as well as $7.0 million fewer gains on asset sales in 2011 as compared to 2010. Additionally, 2010 included an accrual of approximately $3.0 million related to a multi-year state sales and use tax audit. Average operating expenses per rig per day were $32,343 in 2011 compared with $36,151 in 2010.

International Offshore.    Operating expenses for our International Offshore segment were $134.4 million in 2011 compared with $130.5 million in 2010, an increase of $4.0 million, or 3%. The increase was driven by i) increased operating expenses for Hercules 185 which contributed to a $12.0 million increase in 2011 as compared to 2010, ii) increased operating expenses for Rig 3 which contributed to a $4.5 million increase in 2011 as compared to 2010 primarily due to permanent importation costs of approximately $8 million, offset by a $1.7 million benefit for a forfeited deposit and a $1.0 million deferral of contract preparation costs as well as iii) increased operating expenses for Hercules 208 which contributed to a $6.0 million increase in 2011 as compared to 2010 primarily due to $2.3 million in amortization of deferred costs as well as approximately $2.8 million in costs incurred for the planned demobilization of the rig from Vietnam, which was delayed as a result of inclement weather. Partially offsetting these increases i) Hercules 156 was cold stacked in December 2010 which contributed to a $6.5 million decrease, ii) Hercules 260 contributed to a $5.0 million decrease primarily due to not providing marine services under its new contract which contributed to an approximate $7 million decrease offset by increased amortization of deferred expenses of $2.9 million in 2011 as compared to 2010 and iii) Hercules 258 contributed to a $8.4 million decrease primarily due to not providing marine services subsequent to its contract expiration in June 2011. Average operating expenses per rig per day were $47,539 in 2011 compared with $39,013 in 2010.

Inland. Operating expenses for our Inland segment were $23.0 million in 2011 compared with $27.7 million in 2010, a decrease of $4.7 million, or 17%. This decrease is primarily due to an accrual in 2010 of approximately $3.0 million related to a multi-year state sales and use tax audit. In addition, labor costs decreased $1.3 million in 2011 as compared to 2010. Average operating expenses per rig per day were $20,980 in 2011 compared with $25,299 in 2010.

Domestic Liftboats.    Operating expenses for our Domestic Liftboats segment were $42.4 million in 2011 compared with $42.1 million in 2010, an increase of $0.3 million, or 1%.

International Liftboats.  Operating expenses for our International Liftboats segment were $58.4 million for 2011 compared with $55.9 million in 2010, an increase of $2.5 million, or 5%. The increase is primarily due to increased labor costs in 2011.

Impairment of Property and Equipment

In the year ended December 31, 2010, we incurred $122.7 million of impairment charges related to certain property and equipment in our Domestic Offshore and International Offshore segments, the impact of which by segment was $84.7 million and $38.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense in 2011 was $172.6 million compared with $185.7 million in 2010, a decrease of $13.1 million, or 7%. This decrease resulted primarily from reduced depreciation in the Current Period of approximately $26 million due to asset sales and fully depreciated assets as well as asset impairments recorded in the fourth quarter of 2010, partially offset by an approximate $11 million increase in depreciation in the Current Period due to capital additions, including $7.0 million of depreciation related to the addition of the rigs acquired from Seahawk. Additionally, drydock amortization increased $2.2 million.

General and Administrative Expenses

General and administrative expenses in 2011 were $57.2 million compared with $56.0 million in 2010, an increase of $1.2 million, or 2%. The increase is related to an increase in labor costs, including contract labor, of $4.1 million as well as an increase of $10.2 million in legal and professional service fees, of which $3.4 million related to the Seahawk Transaction. These increases were partially offset by a $13.9 million reduction in bad debt expense in 2011 as compared to 2010 due primarily to additional recoveries from one international customer.

Interest Expense

Interest expense decreased $1.3 million, or 2%. This decrease was related primarily to the impact of our interest rate collar outstanding in the Comparable Period, somewhat offset by the increased rate on our term loan.

Expense of Credit Agreement Fees

During 2011, we amended our credit agreement (the “Credit Agreement”). In doing so, we recorded the write-off of certain deferred debt issuance costs and expensed certain fees directly related to these activities totaling $0.5 million.

Other Expense

Other Expense in the Current Period was $3.5 million compared to Other Income in 2010 of $3.9 million, an increase to expense of $7.4 million, primarily due to the 2011 recording of the fair market value of our Discovery Offshore Warrants of $3.3 million as well as a $3.3 million currency gain in 2010 due to the devaluation of the Venezuelan Bolivar.

Income Tax Benefit

Our income tax benefit was $35.3 million on a pre-tax loss of $101.9 million, for an effective rate of 34.7%, during 2011, compared to a benefit of $87.9 million on a pre-tax loss of $220.0 million, for an effective rate of 40.0%, for 2010. The effective tax rate in 2011 decreased as compared to 2010 due to mix of earnings (losses) from different jurisdictions as well as the prior year benefit of $5.8 million related to the effective compromise settlement with the Mexican tax authorities on certain tax liabilities, partially offset by adjustments for various discrete items, including certain return to provision adjustments in 2010. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.

Discontinued Operations

We had a loss from our discontinued Delta Towing operations of $9.6 million during 2011 compared to a loss from our discontinued Delta Towing operations of $2.5 million during 2010. The $7.1 million increase in loss was primarily the result of the $13.4 million loss recognized for the Delta Towing Sale in May 2011.

2010 Compared to 2009

Revenue

Consolidated.    Total revenue for 2010 was $624.8 million compared with $718.6 million for 2009, a decrease of $93.8 million, or 13%. This decrease is further described below.

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

Operating Expenses

Consolidated.    Total operating expenses for 2010 were $403.8 million compared with $486.5 million in 2009, a decrease of $82.6 million, or 17%. This decrease is further described below.

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

Impairment of Property and Equipment

In the year ended December 31, 2010, we incurred $122.7 million of impairment charges related to certain property and equipment on our Domestic Offshore and International Offshore segments, the impact of which by segment was $84.7 million and $38.0 million, respectively. In June 2009, we entered into an agreement to sell Hercules 110, which was cold stacked in Trinidad, and incurred a $26.9 million impairment charge to write-down the rig to its fair value less costs to sell.

Depreciation and Amortization

Depreciation and amortization expense in 2010 was $185.7 million compared with $193.5 million in 2009, a decrease of $7.8 million, or 4%. This decrease resulted primarily from lower amortization of our international contract values and drydocking costs, which contributed a decrease of $3.4 million and $2.4 million, respectively, as well as reduced depreciation due to asset sales and certain assets being fully depreciated, which contributed a decrease of approximately $10 million. These decreases were partially offset by the impact of capital additions which contributed to an approximate $8 million increase.

General and Administrative Expenses

General and administrative expenses in 2010 were $56.0 million compared with $91.2 million in 2009, a decrease of $35.2 million, or 39%. This decrease relates primarily to a $26.8 million allowance for doubtful accounts receivable that was recorded in 2009 related to a customer in our International Offshore segment. In addition, labor costs decreased in 2010 as compared to 2009 driven in part by an adjustment of approximately $2.8 million to stock-based compensation expense due to a revision of our estimated forfeiture rate during 2010 as well as the impact of headcount reductions.

Interest Expense

Interest expense increased $5.1 million, or 7%. This increase was related to interest expense incurred on our 10.5% Senior Secured Notes issued in October 2009, partially offset by lower interest on our term loan as the increase in interest rates after the 2009 Credit Amendment (“2009 Credit Amendment”) were offset by lower debt balances due to the early retirement of a portion of our term loan in the third and fourth quarters of 2009. In addition, interest expense decreased on our 3.375% Convertible Senior Notes due to our second quarter 2009 retirements.

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

Income Tax Benefit

Income tax benefit was $87.9 million on pre-tax loss of $220.0 million during 2010, compared to a benefit of $72.8 million on pre-tax loss of $153.9 million for 2009. The effective tax rate decreased to a tax benefit of 40.0% during 2010 as compared to a tax benefit of 47.3% during 2009. The decrease in tax benefit for 2010 results from a higher tax charge associated with a deemed repatriation of foreign earnings and a reduction in state income tax benefits, partially offset by reduced foreign tax cost when compared to 2009.

Discontinued Operations

We had a loss from discontinued operations of $2.5 million during 2010 compared to a loss from discontinued operations of $10.7 million during 2009, a decrease of $8.2 million or 77%. The decrease is primarily related to an increase in revenue of $8.4 million, or 35% for the discontinued operations of our Delta Towing segment. The discontinued operations of our Delta Towing segment had increased operating days during 2010 as compared to 2009, due in part to activity associated with the Macondo well blowout incident remediation efforts, which contributed to an approximate $16 million increase in revenue. This increase was partially offset by the impact of a decrease in average vessel dayrates during 2010 as compared to 2009, which contributed to an approximate $7 million decrease in revenue.

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

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009
Operating Loss	$(18,749)	$(143,427)	$(79,469)
Adjustments:
Property and equipment impairment	—	122,717	26,882

Total adjustments	—	122,717	26,882

Adjusted Operating Loss	$(18,749)	$(20,710)	$(52,587)

Loss from Continuing Operations	$(66,520)	$(132,093)	$(81,047)
Adjustments:
Property and equipment impairment	—	122,717	26,882
Gain on early retirement of debt, net	—	—	(12,157)
Expense of credit agreement fees	—	—	15,073
Tax impact of adjustments	—	(42,959)	(14,799)

Total adjustments	—	79,758	14,999

Adjusted Loss from Continuing Operations	$(66,520)	$(52,335)	$(66,048)

Diluted Loss per Share from Continuing Operations	$(0.51)	$(1.15)	$(0.83)
Adjustments:
Property and equipment impairment	—	1.07	0.28
Gain on early retirement of debt, net	—	—	(0.13)
Expense of credit agreement fees	—	—	0.16
Tax impact of adjustments	—	(0.38)	(0.16)

Total adjustments	—	0.69	0.15

Adjusted Diluted Loss per Share from Continuing Operations	$(0.51)	$(0.46)	$(0.68)

Loss from Continuing Operations	$(66,520)	$(132,093)	$(81,047)
Interest expense	79,178	80,482	75,431
Income tax benefit	(35,341)	(87,940)	(72,814)
Depreciation and amortization	172,571	185,712	193,504

EBITDA	149,888	46,161	115,074

Adjustments:
Property and equipment impairment	—	122,717	26,882
Gain on early retirement of debt, net	—	—	(12,157)
Expense of credit agreement fees	—	—	15,073

Total adjustments	—	122,717	29,798

Adjusted EBITDA	$149,888	$168,878	$144,872

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

We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. During recent periods, there has been substantial volatility and a decline in natural gas prices. This decline may adversely impact the business of our customers, and in turn our business. This could result in changes to estimates used in preparing our financial statements, including the assessment of certain of our assets for impairment. Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We believe that our more critical accounting policies include those related to business combinations, property and equipment, equity investments, derivatives, revenue recognition, percentage-of-completion, income tax, allowance for doubtful accounts, deferred charges, stock-based compensation and cash and cash equivalents. Inherent in such policies are certain key assumptions and estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Business Combinations

On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk for total consideration of approximately $150.3 million consisting of $25.0 million of cash and 22.1 million shares of Hercules common stock, net of a working capital adjustment. We accounted for this transaction as a business combination and accordingly the total consideration was allocated to Seahawk’s net tangible assets based on their estimated fair values. Certain of our tax positions are being reviewed and the valuation of our deferred taxes specific to the Seahawk Transaction are preliminary and are subject to change, as for income tax purposes, our financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets. Seahawk is currently in a Chapter 11 proceeding in the United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by us as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to our financial position would be reflected in our financial statements as a period adjustment to income at that future date.

Property and Equipment

Property and equipment represents 79% of our total assets as of December 31, 2011. Property and equipment is stated at cost, less accumulated depreciation. Expenditures that substantially increase the useful lives of our assets are capitalized and depreciated, while routine expenditures for repairs and maintenance items are expensed as incurred, except for expenditures for drydocking our liftboats. Drydock costs are capitalized at cost as Other Assets, Net on the Consolidated Balance Sheets and amortized on the straight-line method over a period of 12 months (see “Deferred Charges”). Depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the useful life of the asset, which is typically 15 years for our rigs and liftboats. We review our property and equipment for potential impairment when events or changes in circumstances indicate that the carrying value of any asset may not be recoverable or when reclassifications are made between property and equipment and assets held for sale. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a substantial reduction in cash flows associated with the use of the long-lived asset. For property and equipment held for use, the determination of recoverability is made based on the estimated undiscounted future net cash flows of the related asset or group of assets being reviewed. Any actual impairment charge would be recorded using the estimated discounted value of future cash flows. This evaluation requires us to make judgments regarding long-term forecasts of future revenue and costs. In turn these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

2010 Impairment

During the fourth quarter 2010, we considered the prolonged downturn in the drilling industry as an indicator of impairment and assessed our segments for impairment as of December 31, 2010. When analyzing our Domestic Offshore, International Offshore and Delta Towing segments for impairment, we determined five of our domestic jackup rigs, one of our international jackup rigs and several of our Delta Towing assets that had previously been considered marketable, would not be marketed in the foreseeable future and were included in the impairment analysis of non-marketable assets. This determination was based on our estimate of reactivation costs associated with these assets which, based on current and forecasted near-term dayrates and utilization levels, were economically prohibitive, and the sustained lack of visibility in the issuance of offshore drilling permits in the U.S. Gulf of Mexico at that time. Based on an undiscounted cash flow analysis, it was determined that the non-marketable assets were impaired. We estimated the value of the discounted cash flows for each segment’s non-marketable assets, which included management’s estimate of sales proceeds less costs to sell, and recorded an impairment charge of $125.1 million, of which $2.4 million related to our Delta Towing segment and is included in Loss from Discontinued Operations, Net of Taxes in the Consolidated Statements of Operations for the year ended December 31, 2010. We analyzed our other segments and our marketable assets for impairment as of December 31, 2010 and noted that each segment had adequate undiscounted cash flows to recover its property and equipment carrying values.

Equity Investments

Our investment in Discovery Offshore is being accounted for using the equity method of accounting as we have the ability to exert significant influence, but not control, over operating and financial policies. We review our equity investments for impairment whenever there is a loss in value of an investment which is considered to be other than temporary.

Derivatives

As compensation for costs incurred and efforts expended in forming Discovery Offshore, we were issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share for 30 consecutive trading days. As of December 31, 2011, Discovery Offshore’s stock price was 8.50 Norwegian Kroner per share. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. The fair value of the derivative asset of $1.8 million is included in Other Assets, Net on the Consolidated Balance Sheet at December 31, 2011. Subsequent changes in the fair value of the warrants are recognized to other income (expense). We recognized $3.3 million to other expense related to the change in the fair value of the warrants during the year ended December 31, 2011. The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation and is a Level 2 measurement within the fair value hierarchy. We used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at December 31, 2011. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement. Our estimate of fair value requires a number of inputs and changes to those inputs could result in a different valuation.

Revenue Recognition

Revenue generated from our contracts is recognized as services are performed, as long as collectability is reasonably assured. Some of our contracts also allow us to recover additional direct costs, including mobilization and demobilization costs, additional labor and additional catering costs. Additionally, some of our contracts allow us to receive fees for contract specific capital improvements to a rig. Under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, fuel, oil, rental equipment, crane overtime and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred except for mobilization revenue under contracts longer than ninety days and reimbursement for contract specific capital expenditures, which are recognized as services are performed over the term of the related contract.

The initial fair value of the warrants and 500,000 shares issued from Discovery Offshore have been recorded to deferred revenue to be amortized over 30 years, the estimated useful life of the two new-build Discovery Offshore rigs. Additionally, revenue has been deferred related to our construction management agreements with Discovery Offshore.

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

In March 2007, one of our subsidiaries received an assessment from the Mexican tax authorities related to our operations for the 2004 tax year. This assessment contested our right to certain deductions and also claimed the subsidiary did not remit withholding tax due on certain of these deductions. During 2010, we effectively reached a compromise settlement of all issues for 2004 through 2007. We paid $11.6 million and reversed (i) previously provided reserves and (ii) an associated tax benefit in the year ended December 31, 2010 which totaled $5.8 million.

Certain of our international rigs and liftboats are owned or operated, directly or indirectly, by our wholly owned Cayman Islands subsidiaries. Most of the earnings from these subsidiaries are reinvested internationally and remittance to the United States is indefinitely postponed.

Allowance for Doubtful Accounts

Accounts receivable represents approximately 7.7% of our total assets and 43.9% of our current assets as of December 31, 2011. We continuously monitor our accounts receivable from our customers to identify any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions and other pertinent factors. Accounts deemed uncollectable are charged to the allowance. We establish an allowance for doubtful accounts based on the actual amount we believe is not collectable. As of December 31, 2011 and 2010, there was $11.5 million and $29.8 million in allowance for doubtful accounts, respectively. The change in our allowance during the year ended December 31, 2011 related primarily to payments received from a customer in our International Offshore segment.

Deferred Charges

All of our U.S. flagged liftboats are required to undergo regulatory inspections on an annual basis and to be drydocked two times every five years to ensure compliance with U.S. Coast Guard regulations for vessel safety and vessel maintenance standards. Costs associated with these inspections, which generally involve setting the vessels on a drydock, are deferred, and the costs are amortized over a period of 12 months. As of December 31, 2011 and 2010, our net deferred charges related to regulatory inspection costs totaled $5.2 million and $5.4 million, respectively. The amortization of the regulatory inspection costs was reported as part of our depreciation and amortization expense.

Stock-Based Compensation

We recognize compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock

Compensation and in accordance with such we record the grant date fair value of stock options and restricted stock awarded as compensation expense using a straight-line method over the requisite service period. We estimate the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). The fair value of our restricted stock grants is based on the closing price of our common stock on the date of grant. Our liability retention awards are recorded at fair value, which is remeasured at the end of each reporting period, over the requisite service period. Our liability retention awards that contain performance conditions are valued using a Monte Carlo simulation, while the service based liability retention award is valued based on the average price of our common stock for the 90 days prior to the end of the quarter or date of vesting. We also estimate future forfeitures and related tax effects. Our estimate of compensation expense requires a number of complex and subjective assumptions and changes to those assumptions could result in different valuations for individual share awards.

We are estimating that the cost relating to stock options granted through December 31, 2011 will be $0.9 million over the remaining vesting period of 0.6 years, the cost relating to restricted stock granted through December 31, 2011 will be $6.1 million over the remaining vesting period of 1.8 years and the cost relating to liability retention awards granted through December 31, 2011 will be $1.9 million over the remaining vesting period of 2.1 years; however, due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of the liability retention awards, these amounts are estimates and subject to change.

OUTLOOK

Offshore

Demand for our oilfield services is driven by our Exploration and Production (“E&P”) customers’ capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.

Drilling activity levels in the shallow-water U.S. Gulf of Mexico is dependent on natural gas and crude oil prices, as well as our customers’ ability to obtain necessary drilling permits to operate in the region. As of February 23, 2012, the spot price for Henry Hub natural gas was $2.68 per MMbtu, with the twelve month strip, or average of the next twelve months’ futures contracts, at $3.16 per MMbtu. While we expect natural gas will continue to account for the majority of hydrocarbon production in the region, and the performance of our Domestic Offshore segment will remain dependent on natural gas prices, our customers appear to be increasingly focused on drilling activities that contain greater concentrations of crude oil and condensates. We expect this trend to continue, given the current high price for crude oil. Further, it is our understanding that much of the crude oil produced from the U.S. Gulf of Mexico is sold at Louisiana Light Sweet (“LLS”) posted prices, which trades at a premium to other crude benchmarks, such as West Texas Intermediate (“WTI”). As of February 23, 2012, the spot price for LLS crude was $127.79 per barrel, compared to WTI spot price of $107.49 per barrel.

In the wake of the Macondo well blowout incident, new regulations for offshore drilling imposed by the former BOEMRE in June 2010 have resulted in our customers experiencing significant delays in obtaining necessary permits to operate in the U.S. Gulf of Mexico. While we believe that the current state of the permit approval process appears to have improved since the advent of these new regulations, and the number of permits issued by the Bureau of Safety and Environmental Enforcement over the past quarter has increased from prior periods, it is likely that our customers will continue to experience some degree of delay in obtaining drilling permits for the foreseeable future.

The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with imposition of new regulations during 2010. Drilling contractors such as ourselves and some of our competitors have elected to cold stack, or no longer actively market, a number of rigs in the region, while other competitors have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of actively marketed jackup rigs in the U.S. Gulf of Mexico, excluding rigs scheduled to move to international locations, has declined from 63 rigs in late 2008 to 42 rigs as of February 24, 2012, of which we estimate that approximately 38 rigs are contracted.

We are encouraged by the reduction in the marketed supply of jackup rigs in the U.S. Gulf of Mexico, the relatively limited supply of uncontracted rigs, and the high price of crude oil, all contributing to a rising dayrate environment. Tempering these positive developments in the U.S. Gulf of Mexico is the continued slow pace of permit approval, and market expectations for a prolonged period of low natural gas prices. Any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore’s financial results.

Additionally, based on the improved backdrop of drilling activity in the U.S. Gulf of Mexico, as well as robust onshore drilling activity in the U.S., there has been a tightening of skilled labor across the oilfield service industry. These factors, coupled with our reduction of wages during the financial crisis, lead us to believe that labor costs are likely to experience upward pressure in 2012. Further, maintaining a skilled workforce may become harder, particularly if drilling activity worldwide continues to rise and competition intensifies for the pool of experienced offshore labor.

Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Strong crude oil prices, capital budget announcements by National and International Oil Companies, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2012. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply from newly constructed rigs. As of February 24, 2012, there were 373 jackup rigs actively marketed in international regions, of which 35 rigs were uncontracted. Further, there are 79 new jackup rigs either under construction or on order globally for delivery through 2014, of which 59 were without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will be sufficient to absorb the increased supply of drilling rigs with higher specifications. We have a 28% equity ownership in, and agreements with Discovery Offshore to manage the construction, marketing and operations of two ultra high specification harsh environment jackup drilling rigs scheduled to be delivered in the second quarter and fourth quarter of 2013, respectively.

Our international drilling fleet consists of eight jackup rigs and one platform rig. Three of our rigs and our platform rig are under long term (multi-year) contracts. One of these jackup rigs, Hercules 185, is currently estimated to be out of service through the first quarter of 2012 undergoing repairs. We expect to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. While the Hercules 185 is contracted through February 2014, the rig will not generate revenue while it is out of service. We believe that the improving fundamentals in the international jackup market will be beneficial as we seek contract work for our idle rigs or rigs that have contract terms scheduled to expire within 2012.

Activity for inland barge drilling in the U.S. generally follows similar drivers as drilling in the U.S. Gulf of Mexico Shelf, with activity following operators’ expectations of prices for natural gas and crude oil. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. Inland activity levels stabilized in 2010, but remain depressed relative to historical levels. As of February 27, 2012, we estimate there were 25 marketed barge rigs, of which 17 were contracted. We expect industry activity levels to remain relatively flat into 2012, barring a significant increase in natural gas prices and/or property exchanges to new operators that may spur drilling activity in this region.

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

Our International Liftboat segment is driven by our customers’ demand for production, platform maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. Over the long term, we believe that international liftboat demand will benefit from: (i) the aging offshore infrastructure and maturing offshore basins, (ii) desire by our international customers to economically produce from these mature basins and service their infrastructure and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is (i) our expectation of increased competition from newly constructed liftboats and mobilizations of existing liftboats primarily from the U.S. Gulf of Mexico to international markets, as well as (ii) the risk of recurring political and social unrest, principally in West Africa.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for 2011 and 2010 are as follows (in millions):

	2011	2010
Net Cash Provided by Operating Activities	$52.0	$24.4
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets	(25.0)	—
Additions of Property and Equipment	(39.5)	(22.0)
Deferred Drydocking Expenditures	(15.7)	(15.0)
Cash Paid for Equity Investment	(34.2)	—
Proceeds from Sale of Assets and Businesses, Net	80.4	23.2
(Increase) Decrease in Restricted Cash	1.5	(7.5)

Total	(32.5)	(21.3)

Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Repayments	(22.2)	(7.7)
Payment of Debt Issuance Costs	(2.1)	—
Other	2.5	0.4

Total	(21.8)	(7.3)

Net Decrease in Cash and Cash Equivalents	$(2.3)	$(4.2)

Business Combination

On April 27, 2011, we completed the Seahawk Transaction. The results of Seahawk are included in our results from the date of acquisition.

Equity Investment and Derivative Asset

Our total equity investment in Discovery Offshore was $34.7 million, or 28% as of December 31, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to us for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $24.2 million, or 12.9 million shares, for the year ended December 31, 2011 as well as our proportionate share of Discovery Offshore’s losses of $0.4 million. We were also issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore as additional compensation for our costs incurred and efforts expended in forming Discovery Offshore, which are being accounted for as a derivative asset equal to $1.8 million as of December 31, 2011, that, if exercised, would be recorded as an increase to our equity investment in Discovery Offshore. The initial fair value of the warrants of $5.0 million as well as the $1.0 million related to the 500,000 additional shares have been recorded as deferred revenue to be amortized over 30 years, the estimated useful life of the two new-build Discovery Offshore rigs, of which $0.2 million was recognized for the year ended December 31, 2011. Subsequent changes in the fair value of the warrants are recognized to other income (expense). We recognized $3.3 million to other expense related to the change in the fair value of the warrants during the year ended December 31, 2011.

Percentage-of-Completion

We are using the percentage-of-completion method of accounting for our revenue and related costs associated with our construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. During the year ended December 31, 2011, $14.0 million has been recorded as deferred revenue and $11.2 million was outstanding at December 31, 2011. We recognized $2.8 million to revenue during the year ended December 31, 2011 under the percentage-of-completion method of accounting. Additionally, $2.4 million in cost was recognized during the year ended December 31, 2011 under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.

Sources of Liquidity and Financing Arrangements

Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, we would generally be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to meet the minimum liquidity requirement under our Credit Agreement that governs our $452.9 million term loan and $140.0 million revolving credit facility and to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to meet certain covenants under the Credit Agreement, to refinance existing debt, to fund capital expenditures or for general corporate purposes. In July 2012, our $140.0 million revolving credit facility matures. To the extent we are unsuccessful in extending the maturity or entering into a new revolving credit facility, our liquidity would be negatively impacted. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of December 31, 2011, the notional amount of these notes outstanding was $95.9 million. Additionally, our term loan matures in July 2013 and currently requires a balloon payment of $429.6 million at maturity. We intend to meet these obligations through one or more of the following: cash flow from operations, asset sales, debt refinancing and future debt or equity offerings.

Our Credit Agreement imposes various affirmative and negative covenants, including requirements that we meet certain financial ratios and tests, which we currently meet. Our failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with the our financial covenants, borrowings under our revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent us from borrowing under the revolving credit facility, which would in turn have a material adverse effect on our available liquidity. Furthermore, an event of default could result in us having to immediately repay all amounts outstanding under our term loan facility, our revolving credit facility, our 10.5% Senior Secured Notes and our 3.375% Convertible Senior Notes and in the foreclosure of liens on our assets.

Cash Requirements and Contractual Obligations

Debt

Our current debt structure is used to fund our business operations.

In connection with the July 2007 acquisition of TODCO, we obtained a $1,050.0 million credit facility, consisting of a $900.0 million term loan facility and a $150.0 million revolving credit facility governed by the credit agreement which, as amended, is the (“Credit Agreement”). In April 2008, we entered into an agreement to increase the revolving credit facility and in each of July 2009 and March 2011, the terms of the credit agreement were amended. As of December 31, 2011, we have a $592.9 million credit facility, consisting of a $452.9 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the Credit Agreement, we must among other things:

•

Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Maximum Total
Test Date	Leverage Ratio
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00

–	At December 31, 2011, our total leverage ratio was 5.73 to 1.00.

•

Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of i) $75.0 million during calendar year 2011 and ii) $50.0 million thereafter. As of December 31, 2011, as calculated pursuant to the Credit Agreement, our total liquidity was $271.5 million.

•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

Fixed Charge
Period			Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00

–

The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of December 31, 2011, our fixed charge coverage ratio was 1.15 to 1.00.

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

Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.1 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. We intend to refinance the revolving credit facility and term loan before the revolving credit facility matures. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. In addition to our scheduled payments, during the second quarter of 2011, we used a portion of the net proceeds from the sale of the Delta Towing assets to retire $15.0 million of the outstanding balance on our term loan facility. During the fourth quarter of 2011, we used a portion of the net proceeds from asset sales to retire $2.4 million of the outstanding balance on our term loan facility. In January 2012, we used a portion of the net proceeds from December 2011 asset sales to retire $17.6 million of the outstanding balance on our term loan facility as required under the Credit Agreement. Additionally, during the fourth quarter of 2009, we used the net proceeds from the equity issuance pursuant to the partial exercise of the underwriters’ over-allotment option and the 10.5% Senior Secured Notes due 2017, which approximated $287.5 million, as well as cash on hand to retire $379.6 million of the outstanding balance on our term loan facility. In connection with the early retirement, we recorded a pretax charge of $1.6 million, $1.0 million, net of tax, related to the write off of unamortized issuance costs.

As of December 31, 2011, no amounts were outstanding and $2.9 million in standby letters of credit had been issued under our revolving credit facility, therefore the remaining availability under this revolving credit facility was $137.1 million. As of December 31, 2011, $452.9 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.67% for the year ended December 31, 2011 after giving consideration to revolver fees.

In connection with the amendment of the Credit Agreement in March 2011 (“2011 Credit Amendment”), we agreed to pay consenting lenders an upfront fee of 0.25% on their commitment, or approximately $1.4 million. Including agent bank fees and expenses our total cost was approximately $2.0 million. We recognized a pretax charge of $0.5 million, $0.3 million net of tax, related to the write off of certain unamortized issuance costs and the expense of certain fees in connection with the 2011 Credit Amendment. Additionally, in connection with the 2009 Credit Amendment, a fee of 0.50%, which approximated $4.8 million, was paid to lenders consenting to the

2009 Credit Amendment based on their total commitment. We recognized a pretax charge of $10.8 million, $7.0 million net of tax, related to the write off of unamortized issuance costs in connection with the 2009 Credit Amendment.

We recognized a decrease in fair value of $0.3 million and $1.7 million related to the hedge ineffectiveness of our interest rate collar, settled October 1, 2010 per the contract, as Interest Expense in our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. Overall, our interest expense was increased by $9.1 million and $18.3 million during the years ended December 31, 2010 and 2009, respectively as a result of our interest rate derivative instruments. We did not recognize a gain or loss due to hedge ineffectiveness in the Consolidated Statements of Operations for year ended December 31, 2011 as our interest rate collar’s final settlement occurred in 2010.

On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the 10.5% Senior Secured Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under our term loan facility. As of December 31, 2011, $300.0 million notional amount of the 10.5% Senior Secured Notes was outstanding. The carrying amount of the 10.5% Senior Secured Notes was $293.7 million at December 31, 2011.

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

On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of December 31, 2011, $95.9 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding. The net carrying amount of the 3.375% Convertible Senior Notes was $90.2 million at December 31, 2011.

The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2011, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 1.9 million. We may redeem the notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.

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

During April 2009, we repurchased $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $6.1 million resulting in a gain of $10.7 million. In addition, we expensed $0.4 million of unamortized issuance costs in connection with the retirement. In June 2009, we retired $45.8 million aggregate principal amount of our 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$452.9	$442.0	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.7	291.2	292.9	245.1
3.375% Convertible Senior Notes due June 2038	90.2	84.7	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.8	3.5	2.2

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

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as bridging over. We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.

Our drilling contracts provide for varying levels of indemnification from our customers and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.

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

In 2011, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $5.2 million was outstanding at December 31, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012. There was $6.0 million outstanding in insurance notes payable at December 31, 2010 which we fully paid during 2011.

Insurance Claims

In September 2011, we were conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. While preparing the rig for heavy-lift transport to a shipyard in Pascagoula, Mississippi to conduct the spud can repairs, additional leg damage was identified. The rig is currently in the shipyard at Pascagoula, Mississippi undergoing the repairs necessary to return the rig to service. We currently estimate that the rig will be out of service through the first quarter of 2012. During this period, the rig will be at zero dayrate pursuant to its contract with Cabinda Gulf Oil Company (“Cabinda Gulf”). We have discussed the expected downtime of the rig with Cabinda Gulf and Cabinda Gulf has indicated that it intends to accept the rig after the completion of the repairs and to continue the contract, although Cabinda Gulf may have the right to terminate the contract and be paid $1.0 million by us for liquidated damages. We expect to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. We have recorded expenses up to the deductible amount of $3.5 million during the year ended December 31, 2011 related to rig repairs, inspections and other costs and have recorded an insurance claims receivable of $6.4 million for costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the rig had a net book value of $50.0 million as of December 31, 2011.

In September 2011, the Starfish, a 140 class liftboat, was en route to a project in the Gulf of Mexico in Ship Shoal Block 116 when it was hit by a series of waterspouts and capsized. The vessel has been salvaged and our underwriters have determined that the vessel is a constructive total loss and, therefore, we will receive the full insured value of $2.5 million. We carry removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, we carry pollution insurance, subject to a $3 million deductible and other customary limitations. We have recorded an insurance claims receivable of $3.1 million for the net book value of the vessel as well as any costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the vessel had a net book value of $0.7 million as of December 31, 2011.

In January 2012, the Mako, a 175 class liftboat in Nigeria, was engulfed by a fire that originated on a third-party rig, the KS Endeavor. Our underwriters have determined that the vessel is considered to be a constructive total loss and, therefore, we will receive the full insured value of $8.0 million which we believe approximates the fair market value for the vessel. We carry removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, we carry pollution insurance, subject to a $3 million deductible and other customary limitations. The vessel had a net book value of $6.4 million as of December 31, 2011.

Capital Expenditures

We currently expect capital expenditures and drydocking during 2012 to be approximately $100 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment and upgrades to our rigs and liftboats. Planned capital expenditures include contract specific requirements related to various international rigs. Should we elect to reactivate cold stacked rigs or upgrade and refurbish additional selected rigs or liftboats our capital expenditures may increase. Reactivation, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations.

The following table summarizes our contractual obligations and contingent commitments by period as of December 31, 2011:

	Payments due by Period
Contractual Obligations and	Less than	1-3	4-5	After 5
Contingent Commitments	1 Year	Years	Years	Years	Total
	(In thousands)
Recorded Obligations:
Long-term debt obligations	$22,130	$526,702	$—	$303,508	$852,340
Insurance notes payable	5,218	—	—	—	5,218
Interest on debt and notes payable(c)	9,899	—	—	—	9,899
Purchase obligations(a)	9,363	—	—	—	9,363
Other	2,756	—	—	—	2,756
Unrecorded Obligations(b):
Interest on debt and notes payable(c)	58,967	81,449	63,518	31,888	235,822
Bank guarantees	995	—	—	—	995
Letters of credit	3,046	—	—	—	3,046
Surety bonds	13,612	—	—	—	13,612
Management compensation obligations	3,243	6,486	—	—	9,729
Purchase obligations(a)	6,990	—	—	—	6,990
Operating lease obligations	3,373	4,815	4,170	2,139	14,497

Total contractual obligations	$139,592	$619,452	$67,688	$337,535	$1,164,267

(a)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors.

(b)	Tax liabilities of $7.3 million have been excluded from the table above as a reasonably reliable estimate of the period of cash settlement cannot be made.

(c)	Estimated interest on our Term Loan Facility is based on 3 month LIBOR reset quarterly and extrapolated from the forward curve dated as of the balance sheet date. There was $452.9 million outstanding under our Term Loan Facility as of December 31, 2011 and the interest estimates above assume the reduction in principal related to scheduled principal payments. The remaining interest estimates are based on the rates associated with the respective fixed rate instrument.

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

Bank Guarantees, Letters of Credit and Surety Bonds

We execute bank guarantees, letters of credit and surety bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2011, we had $17.6 million of bank guarantees, letters of credit and surety bonds outstanding, consisting of $1.0 million in unsecured bank guarantees, a $0.1 million unsecured outstanding letter of credit, $2.9 million in standby letters of credit outstanding under our revolver and $13.6 million outstanding in surety bonds that guarantee our performance as it relates to our drilling contracts and other obligations in Mexico and the U.S. If the beneficiaries called the bank guarantees, letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and we would be required to settle the liability with cash on hand or through borrowings under our available line of credit. As of December 31, 2011 we have restricted cash of $9.6 million to support surety bonds related to our Mexico and U.S. operations.

Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. However, in December 2011 this ASU was amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. For public entities, the amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We adopted both ASU 2011-05 and ASU 2011-12 at December 31, 2011 with no material impact to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address outlook, activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our international contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our plans to dispose of certain assets;

•	expected completion times for our repair, refurbishment and upgrade projects, including the repair project for the Hercules 185;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	our ability to effectively reactivate rigs that we have stacked;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims and disputes and their expected effects on our financial condition and results of operations; and

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of this annual report and the following:

•	the ability of our customers in the U.S. Gulf of Mexico to obtain drilling permits in an efficient manner or at all;

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•

the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the impact of governmental laws and regulations, including new laws and regulations in the U.S. Gulf of Mexico arising out of the Macondo well blowout incident;

•	the adequacy and costs of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel and rising cost of labor;

•	labor relations and work stoppages, particularly in the West African and Mexican labor environments;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage or insufficient coverage;

•	the effect of litigation, investigations, and contingencies; and

•	our inability to achieve our plans or carry out our strategy.

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

As of December 31, 2011, the long-term borrowings that were outstanding subject to fixed interest rate risk consisted of the 7.375% Senior Notes due April 2018, the 3.375% Convertible Senior Notes due June 2038 and the 10.5% Senior Secured Notes due October 2017 with a carrying amount of $3.5 million, $90.2 million, and $293.7 million, respectively.

As of December 31, 2011 the interest rate for the $452.9 million outstanding under the term loan was 7.5%. If the interest rate averages 1% more for 2012 than the rates as of December 31, 2011, annual interest expense would increase by approximately $4.5 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of our interest rate derivatives, if any.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$452.9	$442.0	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.7	291.2	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	90.2	84.7	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.8	3.5	2.2

Fair Value of Warrants and Derivative Asset

At December 31, 2011, the fair value of derivative instruments was $1.8 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,089
50% increase in stock price	2,338
10% increase in assumed volatility	647
25% decrease in stock price	(858)
50% decrease in stock price	(1,446)
10% decrease in assumed volatility	(665)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Hercules Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Offshore, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Offshore Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Houston, Texas

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Hercules Offshore, Inc.:

We have audited Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hercules Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Hercules Offshore, Inc. and subsidiaries, and our report dated March 1, 2012, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Houston, Texas

March 1, 2012

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$134,351	$136,666
Restricted Cash	9,633	11,128
Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,460 and $29,798 as of December 31, 2011 and 2010, Respectively	153,688	143,796
Prepaids	16,352	17,142
Current Deferred Tax Asset	15,543	8,488
Other	20,435	11,794

	350,002	329,014
Property and Equipment, Net	1,591,791	1,634,542
Equity Investment	34,735	—
Other Assets, Net	30,176	31,753

	$2,006,704	$1,995,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$22,130	$4,924
Accounts Payable	49,370	52,279
Accrued Liabilities	70,421	59,861
Interest Payable	9,899	6,974
Insurance Notes Payable	5,218	5,984
Other Current Liabilities	18,366	16,716

	175,404	146,738
Long-term Debt, Net of Current Portion	818,146	853,166
Other Liabilities	21,098	6,716
Deferred Income Taxes	83,503	135,557
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 200,000 Shares Authorized; 139,798 and 116,336 Shares Issued, Respectively; 137,899 and 114,784 Shares Outstanding, Respectively	1,398	1,163
Capital in Excess of Par Value	2,057,824	1,924,659
Treasury Stock, at Cost, 1,899 Shares and 1,552 Shares, Respectively	(52,184)	(50,333)
Retained Deficit	(1,098,485)	(1,022,357)

	908,553	853,132

	$2,006,704	$1,995,309

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$655,358	$624,827	$718,601
Costs and Expenses:
Operating Expenses	444,332	403,829	486,462
Impairment of Property and Equipment	—	122,717	26,882
Depreciation and Amortization	172,571	185,712	193,504
General and Administrative	57,204	55,996	91,222

	674,107	768,254	798,070

Operating Loss	(18,749)	(143,427)	(79,469)
Other Income (Expense):
Interest Expense	(79,178)	(80,482)	(75,431)
Expense of Credit Agreement Fees	(455)	—	(15,073)
Gain on Early Retirement of Debt, Net	—	—	12,157
Other, Net	(3,479)	3,876	3,955

Loss Before Income Taxes	(101,861)	(220,033)	(153,861)
Income Tax Benefit	35,341	87,940	72,814

Loss from Continuing Operations	(66,520)	(132,093)	(81,047)
Loss from Discontinued Operations,
Net of Taxes	(9,608)	(2,501)	(10,687)

Net Loss	$(76,128)	$(134,594)	$(91,734)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.51)	$(1.15)	$(0.83)
Loss from Discontinued Operations	(0.07)	(0.02)	(0.11)

Net Loss	$(0.58)	$(1.17)	$(0.94)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.51)	$(1.15)	$(0.83)
Loss from Discontinued Operations	(0.07)	(0.02)	(0.11)

Net Loss	$(0.58)	$(1.17)	$(0.94)

Weighted Average Shares Outstanding:
Basic and Diluted	130,474	114,753	97,114

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net Loss	$(76,128)	$(134,594)	$(91,734)
Other Comprehensive Income, Net of Taxes:
Reclassification of Losses Related to Hedge Transactions Included in Net Income	—	5,773	10,813
Losses Related to Hedge Transactions	—	—	(1,654)

Total Other Comprehensive Income, Net of Taxes	—	5,773	9,159

Comprehensive Loss	$(76,128)	$(128,821)	$(82,575)

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance at Beginning of Period	116,336	$1,163	116,154	$1,162	89,459	$895
Issuance of Common Stock, Net	22,321	223	—	—	26,569	266
Other	1,141	12	182	1	126	1

Balance at End of Period	139,798	1,398	116,336	1,163	116,154	1,162

Capital in Excess of Par Value:
Balance at Beginning of Period	—	1,924,659	—	1,921,037	—	1,785,462
Issuance of Common Stock, Net	—	126,562	—	—	—	122,762
Compensation Expense Recognized	—	5,283	—	4,431	—	8,257
Excess Tax Benefit (Deficit) From Stock-Based Arrangements, Net	—	(321)	—	(826)	—	4,571
Other	—	1,641	—	17	—	(15)

Balance at End of Period	—	2,057,824	—	1,924,659	—	1,921,037

Treasury Stock:
Balance at Beginning of Period	(1,552)	(50,333)	(1,504)	(50,151)	(1,483)	(50,081)
Repurchase of Common Stock	(347)	(1,851)	(48)	(182)	(21)	(70)

Balance at End of Period	(1,899)	(52,184)	(1,552)	(50,333)	(1,504)	(50,151)

Accumulated Other Comprehensive Loss:
Balance at Beginning of Period	—	—	—	(5,773)	—	(14,932)
Other Comprehensive Income,
Net of Taxes	—	—	—	5,773	—	9,159

Balance at End of Period	—	—	—	—	—	(5,773)

Retained Deficit:
Balance at Beginning of Period	—	(1,022,357)	—	(887,763)	—	(796,029)
Net Loss	—	(76,128)	—	(134,594)	—	(91,734)

Balance at End of Period	—	(1,098,485)	—	(1,022,357)	—	(887,763)

Total Stockholders’ Equity	137,899	908,553	114,784	853,132	114,650	978,512

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(76,128)	$(134,594)	$(91,734)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	174,227	191,183	201,421
Stock-Based Compensation Expense	5,283	4,431	8,257
Deferred Income Taxes	(59,187)	(98,468)	(89,295)
Provision (Benefit) for Doubtful Accounts Receivable	(13,623)	182	32,912
Amortization of Deferred Financing Fees	3,871	3,302	3,594
Amortization of Original Issue Discount	4,433	4,078	4,120
Gain on Disposal of Assets and Businesses, Net	(10,079)	(14,345)	(970)
Expense of Credit Agreement Fees	455	—	15,073
Gain on Early Retirement of Debt, Net	—	—	(12,157)
Impairment of Property and Equipment	—	125,136	26,882
Excess Tax Benefit from Stock-Based Arrangements	(884)	(401)	(5,629)
Other	3,674	—	(7,271)
(Increase) Decrease in Operating Assets -
Accounts Receivable	22,072	(10,316)	126,515
Prepaid Expenses and Other	23,144	22,193	39,487
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(16,325)	411	(37,256)
Insurance Notes Payable	(26,547)	(25,438)	(28,966)
Other Current Liabilities	9,377	(28,994)	(35,281)
Other Liabilities	8,262	(13,940)	(11,841)

Net Cash Provided by Operating Activities	52,025	24,420	137,861
Cash Flows from Investing Activities:
Acquisition of Assets	(25,000)	—	—
Additions of Property and Equipment	(39,483)	(22,018)	(76,141)
Deferred Drydocking Expenditures	(15,739)	(15,040)	(15,646)
Cash Paid for Equity Investment	(34,155)	—	—
Insurance Proceeds Received	—	—	9,168
Proceeds from Sale of Assets and Businesses, Net	80,362	23,222	25,767
(Increase) Decrease in Restricted Cash	1,495	(7,470)	(3,658)

Net Cash Used in Investing Activities	(32,520)	(21,306)	(60,510)
Cash Flows from Financing Activities:
Short-term Debt Repayments	—	—	(2,455)
Long-term Debt Borrowings	—	—	292,149
Long-term Debt Repayments	(22,247)	(7,695)	(403,648)
Redemption of 3.375% Convertible Senior Notes	—	—	(6,099)
Common Stock Issuance	—	—	89,600
Payment of Debt Issuance Costs	(2,109)	—	(18,143)
Excess Tax Benefit from Stock-Based Arrangements	884	401	5,629
Other	1,652	18	(11)

Net Cash Used in Financing Activities	(21,820)	(7,276)	(42,978)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,315)	(4,162)	34,373
Cash and Cash Equivalents at Beginning of Period	136,666	140,828	106,455

Cash and Cash Equivalents at End of Period	$134,351	$136,666	$140,828

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

Organization

Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 17). At December 31, 2011, the Company owned a fleet of 44 jackup rigs, 17 barge rigs, two submersible rigs, one platform rig, and 59 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance, and decommissioning operations in several key shallow-water provinces around the world.

In February 2011, the Company entered into an asset purchase agreement with Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”), pursuant to which Seahawk agreed to sell the Company 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights (“Seahawk Transaction”). On April 27, 2011, the Company completed the Seahawk Transaction (See Note 6).

Recast of Financial Information for Discontinued Operations

In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities (See Note 7). Accordingly, the results of operations of the Delta Towing assets are presented as discontinued operations.

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

2.    Significant Accounting Policies

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

Revenue Recognition

Revenue generated from the Company’s contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one market to another under contracts longer than ninety days are recognized as services are performed over the term of the related drilling contract. Additionally, the initial fair value of the warrants and 500,000 shares issued from Discovery Offshore S.A. (“Discovery Offshore”), have been recorded to deferred revenue to be amortized over 30 years, the estimated useful life of the two new-build Discovery Offshore rigs (See Note 5). Amounts related to deferred revenue and deferred expenses are summarized below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue deferred	$35,603	$600	$12,715
Expense deferred	9,832	4,565	9,222
Deferred revenue recognized	26,474	20,006	22,879
Deferred expense recognized (a)	7,365	2,312	14,865

(a)	Includes a $7.3 million write-off of deferred mobilization and contract preparation costs in 2009 due to an impairment related to an international contract.

For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset.

The balances related to the Company’s Deferred Costs and Deferred Revenue are as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2011	2010
Assets:
Deferred Expense-Current Portion	Other	$3,811	$1,824
Deferred Expense-Non-Current Portion	Other Assets, Net	3,652	3,172
Liabilities:
Deferred Revenue-Current Portion	Other Current Liabilities	8,461	12,628
Deferred Revenue-Non-Current Portion	Other Liabilities	13,296	—

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage-of-Completion

The Company is using the percentage-of-completion method of accounting for its revenue and related costs associated with its construction management agreements with Discovery Offshore, combining the construction management agreements, based on a cost-to-cost method. Any revisions in revenue, cost or the progress towards completion, will be treated as a change in accounting estimate and will be accounted for using the cumulative catch-up method. During the year ended December 31, 2011, $14.0 million has been recorded as deferred revenue and $11.2 million was outstanding at December 31, 2011. The Company recognized $2.8 million in revenue during the year ended December 31, 2011 under the percentage-of-completion method of accounting. Additionally, $2.4 million in cost was recognized during the year ended December 31, 2011 under the percentage-of-completion method of accounting related to activities associated with the performance of contract obligations.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such the Company records the grant date fair value of stock options and restricted stock awarded as compensation expense using a straight-line method over the requisite service period. The Company estimates the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). The fair value of the Company’s restricted stock grants is based on the closing price of the Company’s common stock on the date of grant. The Company’s liability retention awards are recorded at fair value, which is remeasured at the end of each reporting period, over the requisite service period. The Company’s liability retention awards that contain performance conditions are valued using a Monte Carlo simulation, while the service based liability retention award is valued based on the average price of the Company’s common stock for the 90 days prior to the end of the quarter or date of vesting. The Company also estimates future forfeitures and related tax effects. The Company’s estimate of compensation expense requires a number of complex and subjective assumptions and changes to those assumptions could result in different valuations for individual share awards.

The Company is estimating that the cost relating to stock options granted through December 31, 2011 will be $0.9 million over the remaining vesting period of 0.6 years, the cost relating to restricted stock granted through December 31, 2011 will be $6.1 million over the remaining vesting period of 1.8 years and the cost relating to liability retention awards granted through December 31, 2011 will be $1.9 million over the remaining vesting period of 2.1 years; however, due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of the liability retention awards, these amounts are estimates and subject to change.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and the allowance for doubtful accounts. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectable are charged to the allowance. The Company had an allowance of $11.5 million and $29.8 million at December 31, 2011 and 2010, respectively. The change in the Company’s allowance during the year ended December 31, 2011 related primarily to payments received from a customer in its International Offshore segment.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses

Prepaid expenses consist of prepaid insurance, prepaid income tax and other prepayments. At December 31, 2011 and 2010, prepaid insurance totaled $11.1 million and $12.4 million, respectively. At December 31, 2011 and 2010, prepaid taxes totaled $1.3 million and $2.4 million, respectively.

Business Combinations

The Company accounted for the Seahawk Transaction as a business combination (See Note 6).

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

2010 Impairment

During the fourth quarter 2010, the Company considered the prolonged downturn in the drilling industry as an indicator of impairment and assessed its segments for impairment as of December 31, 2010. When analyzing its Domestic Offshore, International Offshore and Delta Towing segments for impairment, the Company determined five of its domestic jackup rigs, one of its international jackup rigs and several of its Delta Towing assets that had previously been considered marketable, would not be marketed in the foreseeable future and were included in the impairment analysis of non-marketable assets. This determination was based on the Company’s estimate of reactivation costs associated with these assets which, based on current and forecasted near-term dayrates and utilization levels, were economically prohibitive, and the sustained lack of visibility in the issuance of offshore drilling permits in the U.S. Gulf of Mexico at that time. Based on an undiscounted cash flow analysis, it was determined that the non-marketable assets were impaired. The Company estimated the value of the discounted cash flows for each segment’s non-marketable assets, which included management’s estimate of sales proceeds less costs to sell, and recorded an impairment charge of $125.1 million, of which $2.4 million related to its Delta Towing segment and is included in Loss from Discontinued Operations, Net of Taxes in the Consolidated Statements of Operations for the year ended December 31, 2010. The Company analyzed its other segments and its marketable assets for impairment as of December 31, 2010 and noted that each segment had adequate undiscounted cash flows to recover its property and equipment carrying values.

Equity Investments

The Company’s investment in Discovery Offshore is being accounted for using the equity method of accounting as the Company has the ability to exert significant influence, but not control, over operating and financial policies (See Note 5). The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is considered to be other than temporary.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The warrants issued to the Company from Discovery Offshore are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 13). The Company’s estimate of fair value requires a number of inputs and changes to those inputs could result in a different valuation.

Other Assets

Other assets consist of drydocking costs for marine vessels, a derivative asset, deferred income taxes, deferred operating expenses, financing fees, investments and deposits. Drydocking costs are capitalized at cost and amortized on the straight-line method over a period of 12 months. Drydocking costs, net of accumulated amortization, at December 31, 2011 and 2010 were $5.2 million and $5.9 million, respectively. Amortization expense for drydocking costs was $16.2 million, $14.0 million and $17.2 million for the years ended December 31, 2011, 2010 and 2009, respectively of which $0.4 million, $0.5 million and $1.3 million related to the Company’s Delta Towing segment and is included in Loss from Discontinued Operations, Net of Taxes in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Financing fees are deferred and amortized over the life of the applicable debt instrument. However, in the event of an early repayment of debt or certain debt amendments, the related unamortized deferred financing fees are expensed in connection with the repayment or amendment. Unamortized deferred financing fees at December 31, 2011 and 2010 were $9.1 million and $11.4 million, respectively. Amortization expense for financing fees was $3.9 million, $3.3 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in Interest Expense on the Consolidated Statements of Operations.

Income Taxes

The Company uses the liability method for determining its income taxes. The Company’s income tax provision is based upon the tax laws and rates in effect in the countries in which the Company’s operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. The Company’s effective tax rate is expected to fluctuate from year to year as operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates. Current income tax expense reflects an estimate of the Company’s income tax liability for the current year, withholding taxes, changes in prior year tax estimates as returns are filed, or from tax audit adjustments, while the net deferred tax expense or benefit represents the changes in the balance of deferred tax assets and liabilities as reported on the balance sheet.

Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company currently does not have any valuation allowances related to the tax assets. While the Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, changes in these estimates and assumptions, as well as changes in tax laws, could require the Company to record or adjust the valuation allowance for deferred taxes in the future. These adjustments to the valuation allowance would impact the Company’s income tax provision in the period in which such adjustments are identified and recorded.

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

Earnings Per Share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6.5 million, 6.3 million and 4.6 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2011, 2010 and 2009, respectively. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2011, 2010 and 2009 related to the assumed conversion of the 3.375% Convertible Senior Notes under the if-converted method as there was no excess of conversion value over face value in any of these periods.

3.    Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. However, in December 2011 this ASU was amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. For public entities, the amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company early adopted both ASU 2011-05 and ASU 2011-12 at December 31, 2011 with no material impact to its consolidated financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Property and Equipment, Net

The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):

	December 31,
	2011	2010
Drilling rigs and marine equipment	$2,133,045	$2,048,243
Drilling machinery and equipment	75,101	74,762
Leasehold improvements	10,263	10,555
Automobiles and trucks	2,225	2,614
Computer equipment	14,058	13,943
Furniture and fixtures	1,086	990

Total property and equipment, at cost	2,235,778	2,151,107
Less accumulated depreciation	(643,987)	(516,565)

Total property and equipment, net	$1,591,791	$1,634,542

Depreciation expense was $157.4 million, $175.6 million and $179.2 million for the years ended December 31, 2011, 2010 and 2009, respectively of which $1.2 million, $5.0 million and $6.6 million related to the Company’s Delta Towing segment and is included in Loss from Discontinued Operations, Net of Taxes in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

5.    Equity Investment

In January 2011, the Company made an initial investment of $10 million to purchase 5.0 million shares of Discovery Offshore. Discovery Offshore has ordered two new-build ultra high specification harsh environment jackup drilling rigs (collectively the “Rigs” or individually “Rig”) and they held options to purchase two additional rigs of the same specifications that expired in the fourth quarter of 2011. The Company also executed a construction management agreement (the “Construction Management Agreement”) and a services agreement (the “Services Agreement”) with Discovery Offshore with respect to each of the Rigs. Under the Construction Management Agreements, the Company will plan, supervise and manage the construction and commissioning of the Rigs in exchange for a fixed fee of $7.0 million per Rig, which the Company received in February 2011. Pursuant to the terms of the Services Agreements, the Company will market, manage, crew and operate the Rigs and any other rigs that Discovery Offshore subsequently acquires or controls, in exchange for a fixed daily fee of $6,000 per Rig plus five percent of Rig-based EBITDA (EBITDA excluding SG&A expense) generated per day per Rig, which commences once the Rigs are completed and operating. Under the Services Agreements, Discovery Offshore will be responsible for operational and capital expenses for the Rigs. The Company is entitled to a minimum fee of $5 million per Rig in the event Discovery Offshore terminates a Services Agreement in the absence of a breach of contract by Hercules Offshore. The Company has no other financial obligations or commitments with respect to the Rigs or its ownership in Discovery Offshore. Two of the Company’s officers are on the Board of Directors of Discovery Offshore.

The Company’s total equity investment in Discovery Offshore was $34.7 million, or 28%, as of December 31, 2011, which includes the initial cash investment of $10.0 million, additional equity interest of $1.0 million related to 500,000 Discovery Offshore shares awarded to the Company for reimbursement of costs incurred and efforts expended in forming Discovery Offshore, additional purchases of Discovery Offshore shares on the open market totaling $24.2 million, or 12.9 million shares, for the year ended December 31, 2011, as well as the Company’s proportionate share of Discovery Offshore’s losses of $0.4 million. The Company was also issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore as additional compensation for its costs incurred and efforts expended in forming Discovery Offshore that, if exercised, would be recorded as an increase in the Company’s equity investment in Discovery Offshore (See Notes 2, 12 and 13).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Business Combination

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

The Company accounted for this transaction as a business combination and accordingly, the total consideration was allocated to Seahawk’s net tangible assets based on their estimated fair values. Certain of the Company’s tax positions are being reviewed and the valuation of the Company’s deferred taxes specific to the Seahawk Transaction are preliminary and are subject to change as, for income tax purposes, the Company’s financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets. Seahawk is currently in a Chapter 11 proceeding in the United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by the Company as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to the Company’s financial position would be reflected in its financial statements as a period adjustment to income at that future date. The Company has recorded the accounts receivable at estimated fair value which does not include an allowance for doubtful accounts.

The allocation of the consideration is as follows:

April 27, 2011
(In thousands)
Accounts Receivable	$15,366
Property and Equipment, Net	145,404

Total Assets	160,770
Accounts Payable	(10,441)

Total Purchase Price	$150,329

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Year Ended December 31,
	2011	2010
	(In millions, except per share amounts)
Revenue	$688.8	$699.6
Net Loss	(73.8)	(478.7)
Basic Loss Per Share	(0.54)	(3.50)
Diluted Loss Per Share	(0.54)	(3.50)

The amount of revenue and net income related to the net assets acquired from Seahawk included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011 is as follows (in millions):

April 27, 2011 through December 31, 2011
Revenue	$74.4
Net income	18.3

The Company incurred transaction costs in the amount of $3.6 million for the year ended December 31, 2011 related to the Seahawk Transaction of which $0.2 million is included in Operating Expenses and $3.4 million is included in General and Administrative on the Consolidated Statements of Operations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Dispositions and Discontinued Operations

From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Rig	Segment	Period of Sale	Proceeds	Gain/(Loss)
2011:
	Hercules 78	Domestic Offshore	May 2011	$1,700	$20
	Various(a)	Delta Towing	May 2011	30,000	(13,359)
	Hercules 152	Domestic Offshore	July 2011	5,000	271
	Hercules 190	Domestic Offshore	September 2011	2,000	1,440
	Hercules 254	Domestic Offshore	September 2011	2,054	369
	Hercules 800	Domestic Offshore	October 2011	1,360	843
	Hercules 256	Domestic Offshore	December 2011	6,725	5,151
	Hercules 2502	Domestic Offshore	December 2011	6,725	5,151
	Hercules 2503	Domestic Offshore	December 2011	5,000	3,460
	Hercules 2008	Domestic Offshore	December 2011	1,500	35

				$62,064	$3,381

2010:
	Various(b)	Inland	March 2010	$2,200	$1,753
	Various(b)	Inland	April 2010	800	410
	Hercules 191	Domestic Offshore	April 2010	5,000	3,067
	Hercules 255	Domestic Offshore	September 2010	5,000	3,180
	Hercules 155	Domestic Offshore	December 2010	4,800	3,969

				$17,800	$12,379

2009:
	Hercules 100	Domestic Offshore	August 2009	$2,000	$295
	Hercules 110(c)	International Offshore	August 2009	10,000	—
	Hercules 20	Inland	September 2009	200	139
	Hercules 21	Inland	November 2009	400	432

				$12,600	$866

(a)	The Company completed the sale of substantially all of Delta Towing’s assets.

(b)	The Company entered into an agreement to sell six of its retired barges for $3.0 million. The sale of 3 barges closed in each of March and April 2010.

(c)	The Company realized approximately $26.9 million ($13.1 million, net of tax) of impairment charges related to the write-down of Hercules 110 to fair value less costs to sell during the second quarter of 2009.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of approximately $13 million. In addition, the Company retained the working capital of its Delta Towing business which was approximately $6 million at the date of sale. In addition, in the fourth quarter of 2007, the Company sold its nine land rigs and related equipment. The results of operations of the Delta Towing segment and the wind down costs of the land rig operations are reflected in the Consolidated Statements of Operations for the three years ended December 31, 2011 and the year ended December 31, 2009 as discontinued operations, respectively.

Interest charges have been allocated to the discontinued operations of the Delta Towing segment in accordance with FASB ASC 205-20, Discontinued Operations. The interest was allocated based on a pro rata calculation of the net Delta Towing assets sold as compared to the Company’s consolidated net assets. Interest allocated to discontinued operations was $0.8 million, $2.5 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Operating results of the Delta Towing segment and wind down costs of the land rigs were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$9,822	$32,653	$24,490

Loss Before Income Taxes	$(15,627)	$(4,183)	$(17,660)
Income Tax Benefit	6,019	1,682	6,973

Loss from Discontinued Operations, Net of Taxes	$(9,608)	$(2,501)	$(10,687)

The year ended December 31, 2011 includes a loss of $13.4 million, or $8.2 million net of taxes, in connection with the Delta Towing Sale.

The carrying value of the assets included in the Delta Towing Sale are as follows:

	May 13, 2011	December 31, 2010
	(In thousands)
Property and Equipment, Net and Related Assets	$43,359	$44,249

8.    Long-Term Incentive Awards

Stock-based Compensation

The company recognizes compensation cost for all share-based payments awarded in accordance with ASC 718, and in accordance with such records the grant date fair value of stock options and restricted stock awarded as compensation expense using a straight-line method over the requisite service period. In addition, it is required that the excess tax benefit (the amount of the realized tax benefit related to deductible compensation cost in excess of the cumulative compensation cost recognized for financial reporting) be reported as cash flows from financing activities. The Company classified $0.9 million, $0.4 million, and $5.6 million in excess tax benefits as a financing cash inflow for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At December 31, 2011, approximately 7.1 million shares were available for grant or award under the 2004 Plan, as amended in May 2011. The Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2004 Plan, determines all terms and conditions of awards. Most of the option and restricted stock grants issued are subject to a three year vesting period with some vesting one-third on each anniversary of the grant date and others vesting on the third anniversary of the grant date. The options when granted have a maximum contractual term of 10 years. The Company issues originally issued shares upon exercise of stock options and for restricted stock grants. The fair value of restricted stock grants was calculated based on the average of the high and low trading price of the Company’s stock on the day of grant for grants prior to 2008. The fair value of restricted stock grants in 2008 and after was calculated based on the closing price of the Company’s stock on the day of grant.

In March 2011, the Compensation Committee of the Company’s Board of Directors approved equity grants for certain of its executive officers which consisted of a time-based vesting restricted stock award and a performance based restricted stock award. The grants vest one-third per year on each of the first three anniversaries of the grant date; however, the vesting of the performance grant was contingent upon meeting the established consolidated safety and EBITDA metrics at a weighing of 50% each, with vesting prorated between threshold, target and maximum levels. Threshold, target and maximum performance objectives were established for each metric, with the officer vesting 33% more shares at the maximum level, 33% less shares at the threshold level, with vesting pro rated between levels, and no shares to be issued with respect to a particular metric if the threshold performance objective was not met with respect to such metric. The target number of performance-based restricted stock issuable under this award if conditions for vesting were met was 479,183 shares; however, based on actual results compared to the established safety and EBITDA metrics, the number of performance-based restricted stock issuable under this award if the requisite service period is completed is approximately 0.6 million shares. The fair value of these awards was based on the closing price of the Company’s stock on the date of grant.

The unrecognized compensation cost related to the Company’s unvested stock options and restricted stock grants as of December 31, 2011 was $0.9 million and $6.1 million, respectively, and is expected to be recognized over a weighted-average period of 0.6 years and 1.8 years, respectively.

Cash received from stock option exercises was $1.7 million and eighteen thousand dollars during the years ended December 31, 2011 and 2010, respectively. There were no stock option exercises in 2009.

The Company recognized $5.3 million, $4.4 million and $8.3 million in employee stock-based compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit recognized for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.6 million and $2.9 million, respectively.

The fair value of the options granted under the 2004 Plan was estimated on the date of grant using the Trinomial Lattice option pricing model with the following assumptions used:

	2010	2009
Dividend yield	—	—
Expected price volatility	45.8%	45.0%
Risk-free interest rate	2.7%	2.1%
Expected life of options (in years)	6.0	6.0
Weighted-average fair value of options granted	$1.67	$0.75

The Company currently uses the historical volatility of its common stock to estimate volatility and it used the simplified method to estimate the expected life of the options granted. There were no options granted in 2011.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the 2004 Plan as of December 31, 2011 and changes during the year then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(In thousands)
Outstanding at January 1, 2011	5,599,972	$9.48	6.44	$3,393
Granted	—	—
Exercised	(651,605)	2.54
Forfeited	(210,331)	3.23
Expired	(922,236)	21.41

Outstanding at December 31, 2011	3,815,800	8.13	6.74	4,546
Vested or Expected to Vest at December 31, 2011	3,800,833	8.15	6.64	4,530
Exercisable at December 31, 2011	2,571,049	10.63	6.21	2,713

The intrinsic value of stock options exercised during 2011 and 2010 was $2.3 million and twenty thousand dollars, respectively. There were no stock option exercises in 2009.

The following table summarizes information about restricted stock outstanding as of December 31, 2011 and changes during the year then ended:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
Non-Vested at January 1, 2011	903,247	$8.03
Granted	1,702,407	5.32
Vested	(488,619)	11.00
Forfeited	(145,167)	4.60

Non-Vested at December 31, 2011	1,971,868	5.21

The weighted-average grant date fair value of restricted stock granted during the years ended 2011, 2010 and 2009 was $5.32, $3.79 and $4.82, respectively. The total fair value of restricted stock vested during the years ended 2011, 2010 and 2009 was $2.4 million, $0.7 million and $0.4 million, respectively.

Liability Retention Awards

In January 2011, the company granted three separate awards to the Company’s Chief Executive Officer as retention and incentive arrangements. These awards are being accounted for under stock-compensation principles of accounting as liability instruments as they are payable in cash and no shares of common stock are issuable under any of the awards. The fair value of these awards are being remeasured based on the awards’ estimated fair value at the end of each reporting period and are being recorded to expense over the vesting period. At December 31, 2011, the Company’s liability related to these awards was $0.9 million and is included in Other Liabilities on the Consolidated Balance Sheets. Additionally, compensation expense of $0.9 million was recognized for the year ended December 31, 2011. The unrecognized compensation cost related to these awards as of December 31, 2011 was $1.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subject to the satisfaction of all vesting requirements, awards are payable in cash within 30 days of vesting based on the product of the number of shares of Common Stock specified in the award, the percentage of that number of shares that vest under the award and the average price of the Common Stock for the 90 days prior to the date of vesting (“Average Share Price”).

The first award is a Special Retention Agreement (the “Agreement”), which provides for a cash payment based on 500,000 shares of the Company’s common stock. Upon satisfaction of vesting requirements, 100% of the amount under the Agreement becomes vested on December 31, 2013 and the payout will equal the product of 500,000 and the lesser of the Average Share Price and $10.00. The fair value of this award is valued based on the average price of the Company’s common stock for the 90 days prior to the end of the quarter or date of vesting. The second and third awards are performance awards under the 2004 Plan (“Performance Awards”). Each Performance Award provides for a cash payment based on 250,000 shares of the Company’s common stock. Upon satisfaction of vesting requirements, 100% of the first Performance Award will vest on December 31, 2013, and 100% of the second Performance Award will vest on March 31, 2014. Under each Performance Award, vesting is subject to the further requirement that the Average Share Price is at least $5.00. Subject to the satisfaction of the vesting requirements, the payout of each Performance Award shall be equal to the product of (1) 250,000, (2) the Average Share Price or $10.00, whichever is less, divided by $10.00, and (3) the lesser of the Average Share Price or $10.00. The fair value of these Performance Awards was determined at December 31, 2011 using a Monte Carlo simulation based on the following weighted-average assumptions:

December 31,
2011
Dividend Yield	—
Expected Price Volatility	65%
Risk-Free Interest Rate	0.3%
Stock Price	$4.44
Fair Value	$1.83

The Company used the historical volatility of its common stock to estimate volatility. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period. The stock price represents the closing price of the Company’s common stock at December 31, 2011.

9.    Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Accrued Liabilities:
Taxes other than Income	$14,899	$15,548
Accrued Payroll and Employee Benefits	29,758	25,068
Accrued Self-Insurance Claims	22,063	19,106
Other	3,701	139

	$70,421	$59,861

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Benefit Plan

The Company currently has a 401(k) plan in which substantially all U.S. employees are eligible to participate. The Company match was eliminated effective August 1, 2009, but was reinstated effective May 1, 2011 to match participant contributions equal to 100% of the first 3% of a participant’s eligible compensation. The Company made total matching contributions of $1.6 million and $3.4 million for the years ended December 31, 2011 and 2009, respectively. The Company made no matching contributions in the year ended December 31, 2010.

11.    Debt

Debt is comprised of the following (in thousands):

	December 31,	December 31,
	2011	2010
Term Loan Facility, due July 2013	$452,909	$475,156
10.5% Senior Secured Notes, due October 2017	293,676	292,935
3.375% Convertible Senior Notes, due June 2038	90,180	86,488
7.375% Senior Notes, due April 2018	3,511	3,511

Total Debt	840,276	858,090
Less Short-term Debt and Current Portion of Long-term Debt	22,130	4,924

Total Long-term Debt, Net of Current Portion	$818,146	$853,166

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2012	$22,130
2013	520,959
2014	—
2015	—
2016	—
Thereafter	297,187

$840,276

The unamortized discount of the 10.5% Senior Secured Notes is being amortized to interest expense over the life of the debt instrument. The unamortized discount of the 3.375% Convertible Senior Notes is being amortized to interest expense over their expected life which ends June 1, 2013.

	December 31, 2011			December 31, 2010
	Notional	Unamortized	Carrying	Notional	Unamortized	Carrying
Liability Component	Amount	Discount	Value	Amount	Discount	Value
	(in millions)			(in millions)
10.5% Senior Secured Notes, due October 2017	$300.0	$(6.3)	$293.7	$300.0	$(7.1)	$292.9
3.375% Convertible Senior Notes, due June 2038*	95.9	(5.7)	90.2	95.9	(9.4)	86.5

*	The carrying amount of the equity component was $30.1 million at both December 31, 2011 and 2010.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011				2010
	Coupon	Discount	Total	Effective	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate	Interest	Amortization	Interest	Rate
	(in millions)				(in millions)
10.5% Senior Secured Notes, due October 2017	$31.4	$0.8	$32.2	11.00%	$31.4	$0.7	$32.1	11.00%
3.375% Convertible Senior Notes, due June 2038	3.2	3.7	6.9	7.93	3.3	3.4	6.7	7.93

	Year Ended December 31,
	2009
	Coupon	Discount	Total	Effective
	Interest	Amortization	Interest	Rate
	(in millions)
10.5% Senior Secured Notes, due October 2017	$6.3	$0.1	$6.4	11.00%
3.375% Convertible Senior Notes, due June 2038	4.2	4.0	8.2	7.93

Senior secured Credit Agreement

In connection with the July 2007 acquisition of TODCO, the Company obtained a $1,050.0 million credit facility, consisting of a $900.0 million term loan facility and a $150.0 million revolving credit facility governed by the credit agreement which, as amended, is the (“Credit Agreement”). In April 2008, the Company entered into an agreement to increase the revolving credit facility and in each of July 2009 and March 2011, the terms of the credit agreement were amended. As of December 31, 2011, the Company has a $592.9 million credit facility, consisting of a $452.9 million term loan facility and a $140.0 million revolving credit facility. The availability under the $140.0 million revolving credit facility must be used for working capital, capital expenditures and other general corporate purposes and cannot be used to prepay the term loan. The interest rates on borrowings under the Credit Facility are 5.50% plus LIBOR for Eurodollar Loans and 4.50% plus the Alternate Base Rate for ABR Loans. The minimum LIBOR is 2.00% for Eurodollar Loans, or a minimum base rate of 3.00% with respect to ABR Loans. Under the Credit Agreement, the Company must among other things:

•

Maintain a total leverage ratio for any test period calculated as the ratio of consolidated indebtedness on the test date to consolidated EBITDA for the trailing twelve months, all as defined in the Credit Agreement according to the following schedule:

Test Date	Maximum Total Leverage Ratio
December 31, 2011	7.75 to 1.00
March 31, 2012	7.50 to 1.00
June 30, 2012	7.25 to 1.00
September 30, 2012	6.75 to 1.00
December 31, 2012	6.25 to 1.00
March 31, 2013	6.00 to 1.00
June 30, 2013	5.75 to 1.00

–	At December 31, 2011, the Company’s total leverage ratio was 5.73 to 1.00.

•

Maintain a minimum level of liquidity, measured as the amount of unrestricted cash and cash equivalents on hand and availability under the revolving credit facility, of i) $75.0 million during calendar year 2011 and ii) $50.0 million thereafter. As of December 31, 2011, as calculated pursuant to the Credit Agreement, the Company’s total liquidity was $271.5 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Maintain a minimum fixed charge coverage ratio according to the following schedule:

Period			Fixed Charge Coverage Ratio
July 1, 2009	—	December 31, 2011	1.00 to 1.00
January 1, 2012	—	March 31, 2012	1.05 to 1.00
April 1, 2012	—	June 30, 2012	1.10 to 1.00
July 1, 2012 and thereafter			1.15 to 1.00

–	The consolidated fixed charge coverage ratio for any test period is defined as the sum of consolidated EBITDA for the test period plus an amount that may be added for the purpose of calculating the ratio for such test period, not to exceed $130.0 million in total during the term of the credit facility, to consolidated fixed charges for the test period adjusted by an amount not to exceed $110.0 million during the term of the credit facility to be deducted from capital expenditures, all as defined in the Credit Agreement. As of December 31, 2011, the Company’s fixed charge coverage ratio was 1.15 to 1.00.

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

The Credit Agreement requires that the Company meet certain financial ratios and tests, which it met as of December 31, 2011. The Company’s failure to comply with such covenants would result in an event of default under the Credit Agreement. Additionally, in order to maintain compliance with the Company’s financial covenants, borrowings under the Company’s revolving credit facility may be limited to an amount less than the full amount of remaining availability after outstanding letters of credit. An event of default could prevent the Company from borrowing under the revolving credit facility, which would in turn have a material adverse effect on the Company’s available liquidity. Furthermore, an event of default could result in the Company having to immediately repay all amounts outstanding under the credit facility, the 10.5% Senior Secured Notes and the 3.375% Convertible Senior Notes and in the foreclosure of liens on its assets.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other than the required prepayments as outlined previously, the principal amount of the term loan amortizes in equal quarterly installments of approximately $1.1 million, with the balance due on July 11, 2013. All borrowings under the revolving credit facility mature on July 11, 2012. The Company intends to refinance the revolving credit facility and term loan before the revolving credit facility matures. Interest payments on both the revolving and term loan facility are due at least on a quarterly basis and in certain instances, more frequently. In addition to its scheduled payments, during the second quarter of 2011, the Company used a portion of the net proceeds from the sale of the Delta Towing assets to retire $15.0 million of the outstanding balance on the Company’s term loan facility. During the fourth quarter of 2011, the Company used a portion of the net proceeds from asset sales to retire $2.4 million of the outstanding balance on the Company’s term loan facility. In January 2012, the Company used a portion of the net proceeds from December 2011 asset sales to retire $17.6 million of the outstanding balance on the Company’s term loan facility as required under the Credit Agreement. Additionally, during the fourth quarter of 2009, the Company used the net proceeds from the equity issuance pursuant to the partial exercise of the underwriters’ over-allotment option and the 10.5% Senior Secured Notes due 2017, which approximated $287.5 million, as well as cash on hand to retire $379.6 million of the outstanding balance on the Company’s term loan facility. In connection with the early retirement, the Company recorded a pretax charge of $1.6 million, $1.0 million, net of tax, related to the write off of unamortized issuance costs.

As of December 31, 2011, no amounts were outstanding and $2.9 million in standby letters of credit had been issued under the revolving credit facility, therefore the remaining availability under this revolving credit facility was $137.1 million. As of December 31, 2011, $452.9 million was outstanding on the term loan facility and the interest rate was 7.5%. The annualized effective rate of interest was 7.67% for the year ended December 31, 2011 after giving consideration to revolver fees.

In connection with the 2011 Credit Amendment, the Company agreed to pay consenting lenders an upfront fee of 0.25% on their commitment, or approximately $1.4 million. Including agent bank fees and expenses the Company’s total cost was approximately $2.0 million. The Company recognized a pretax charge of $0.5 million, $0.3 million net of tax, related to the write off of certain unamortized issuance costs and the expense of certain fees in connection with the 2011 Credit Amendment. Additionally, in connection with the 2009 Credit Amendment, a fee of 0.50%, which approximated $4.8 million, was paid to lenders consenting to the 2009 Credit Amendment based on their total commitment. The Company recognized a pretax charge of $10.8 million, $7.0 million net of tax, related to the write off of unamortized issuance costs in connection with the 2009 Credit Amendment.

10.5% Senior Secured Notes due 2017

On October 20, 2009, the Company completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% (“10.5% Senior Secured Notes”) with a maturity in October 2017. The interest on the 10.5% Senior Secured Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used the net proceeds of approximately $284.4 million from the offering to repay a portion of the indebtedness outstanding under its term loan facility.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.375% Convertible Senior Notes due 2038

On June 3, 2008, the Company completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. The interest on the 3.375% Convertible Senior Notes is payable in cash semi-annually in arrears, on June 1 and December 1 of each year until June 1, 2013, after which the principal will accrete at an annual yield to maturity of 3.375% per year. The Company will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2011, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.9 million. The Company may redeem the notes at its option beginning June 6, 2013, and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.

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

In April 2009, the Company repurchased $20.0 million aggregate principal amount of the 3.375% Convertible Senior Notes for a cost of $6.1 million, resulting in a gain of $10.7 million. In addition, the Company expensed $0.4 million of unamortized issuance costs in connection with the retirement. In June 2009, the Company retired $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share and payment of accrued interest, resulting in a gain of $4.4 million. In addition, the Company expensed $1.0 million of unamortized issuance costs in connection with the retirement. In accordance with FASB ASC 470-20 Debt – Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of Stockholders’ Equity.

Other debt

In connection with the TODCO acquisition in July 2007, one of the Company’s domestic subsidiaries assumed approximately $3.5 million of 7.375% Senior Notes due in April 2018. There are no financial or operating covenants associated with these notes.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Derivative Instruments

Warrants

The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 Norwegian Kroner per share for 30 consecutive trading days. As of December 31, 2011, Discovery Offshore’s stock price was 8.50 Norwegian Kroner per share. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 13).

Interest Rate Contracts

The Company periodically uses derivative instruments to manage its exposure to interest rate risk, including interest rate swap agreements to effectively fix the interest rate on variable rate debt and interest rate collars to limit the interest rate range on variable rate debt. These are recognized in the statement of financial position at fair value, with changes in fair value determined on whether they have been designated and qualify as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. These hedge transactions have historically been accounted for as cash flow hedges such that the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. The effective portion of the interest rate swaps and collar hedging the exposure to variability in expected future cash flows due to changes in interest rates is reclassified into interest expense. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, or hedged components excluded from the assessment of effectiveness, is recognized in interest expense. Currently, the Company has no derivative instruments outstanding related to managing interest rate risk. However, in July 2007, the Company entered into a zero cost LIBOR collar on $300.0 million of term loan principal, which was settled on October 1, 2010 per the agreement with a cash payment of $3.4 million, with a ceiling of 5.75% and a floor of 4.99%. The counterparty was obligated to pay the Company in any quarter that actual LIBOR reset above 5.75% and the Company paid the counterparty in any quarter that actual LIBOR reset below 4.99%. The terms and settlement dates of the collar matched those of the term loan through July 27, 2009, the date of the 2009 Credit Amendment.

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

The following table provides the fair values of the Company’s derivatives (in thousands):

December 31, 2011
Balance Sheet Classification	Fair Value
Derivatives:
Warrants	$1,758

Other Assets, Net	$1,758

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Derivatives	I.			II.	III.			IV.	V.
Interest rate contracts(a)	$—	$—	$(1,654)	Interest Expense	$—	$(8,881)	$(16,636)	Interest Expense	$—	$(264)	$(1,706)
Warrants	$—	$—	$—	N/A	$—	$—	$—	Other Income (Expense)	$(3,288)	$—	$—

(a)	These interest rate contracts were designated as cash flow hedges through July 27, 2009.

I.	Amount of Gain (Loss), Net of Taxes Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)

II.	Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

III.	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)

IV.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

V.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative

A summary of the changes in Accumulated Other Comprehensive Loss (in thousands):

Cumulative unrealized loss, net of tax of $8,040, as of December 31, 2008	$(14,932)
Reclassification of losses into net income, net of tax of $5,823	10,813
Other comprehensive losses, net of tax of $891	(1,654)

Cumulative unrealized loss, net of tax of $3,108, as of December 31, 2009	$(5,773)
Reclassification of losses into net income, net of tax of $3,108	5,773

Cumulative unrealized loss, net of tax, as of December 31, 2010	$—

13.    Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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

As of December 31, 2011 the fair value of the warrants issued by Discovery Offshore was $1.8 million. The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

December 31,
2011
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	8.50
Expected Volatility (%)	50.0%
Risk-Free Interest Rate (%)	0.60%
Expected Life of Warrants (5.0 years at inception with 4.10 years remaining)	4.10
Number of Warrants	5,000,000

The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at December 31, 2011. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.

The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Total Fair Value Measurement December 31, 2011	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrants	$1,758	$—	$1,758	$—

There were no derivative assets or liabilities outstanding at December 31, 2010.

The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of December 31, 2010 (in thousands):

	Total Fair Value Measurement December 31, 2010	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
Property and Equipment, Net	$27,848	$—	$—	$27,848	$(125,136)

The Company incurred $125.1 million ($81.3 million, net of tax) in impairment of property and equipment charges related to certain of its assets of which $2.4 million ($1.5 million, net of tax) related to the discontinued operations of its Delta Towing segment and is included in Loss from Discontinued Operations, Net of Tax in the Consolidated Statement of Operations for the Year ended December 31, 2010 (See Note 2). The property and equipment was valued based on the discounted cash flows associated with the assets which included management’s estimate of sales proceeds less costs to sell.

The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $34.7 million and $26.1 million at December 31, 2011, respectively. The fair value was calculated using the closing price of Discovery Offshore shares converted to U.S. dollars using the exchange rate at December 31, 2011.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Term Loan Facility, due July 2013	$452.9	$442.0	$475.2	$443.7
10.5% Senior Secured Notes, due October 2017	293.7	291.2	292.9	245.1
3.375% Convertible Senior Notes, due June 2038	90.2	84.7	86.5	69.1
7.375% Senior Notes, due April 2018	3.5	2.8	3.5	2.2

14.    Supplemental Cash Flow Information

The following summarizes investing activities relating to the Seahawk Transaction integrated into the Company’s operations for the period shown (in thousands):

Year
Ended
December 31, 2011
Fair Value of Assets	$160,770
Common Stock Issuance	(125,329)
Total Liabilities	(10,441)

Cash Consideration	$25,000

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid, net during the period for:
Interest, net of capitalized interest	$68,672	$76,993	$62,297
Income taxes	7,152	22,092	26,942

During 2009, the Company capitalized interest of $0.3 million. The Company did not capitalize interest in 2011 and 2010.

The Company had non-cash investing activities related to its equity investment in Discovery Offshore as 500,000 shares of Discovery Offshore valued at $1.0 million were received by the Company as reimbursement for costs incurred and efforts expended in forming Discovery Offshore.

The Company had non-cash financing activities related to its June 2009 retirement of $45.8 million aggregate principal amount of its 3.375% Convertible Senior Notes in exchange for the issuance of 7,755,440 shares of Common Stock valued at $4.38 per share ($34.0 million) and payment of accrued interest, resulting in a gain of $4.4 million (See Note 11).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Concentration of Credit Risk

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

16.    Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(186,154)	$(314,293)	$(256,659)
Foreign	84,293	94,260	102,798

Total	$(101,861)	$(220,033)	$(153,861)

The income tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current-United States	$—	$—	$(14,853)
Current-foreign	16,153	8,752	35,144
Current-state	314	76	(9,082)

Current income tax provision	16,467	8,828	11,209

Deferred-United States	(50,535)	(100,569)	(76,613)
Deferred-foreign	304	3,748	61
Deferred-state	(1,577)	53	(7,471)

Deferred income tax benefit	(51,808)	(96,768)	(84,023)

Total income tax benefit	$(35,341)	$(87,940)	$(72,814)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of and changes in the net deferred taxes were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward (Federal, State & Foreign)	$160,272	$144,720
Credit carryforwards	14,711	14,711
Accrued expenses	15,767	11,530
Unearned income	5,135	1,296
Intangibles	7,199	9,030
Stock-Based Compensation	7,272	7,155

Deferred tax assets	210,356	188,442

Deferred tax liabilities:
Fixed assets	(258,762)	(290,749)
Convertible Notes	(8,199)	(7,586)
Deferred expenses	(5,202)	(9,148)
Other	(6,079)	(8,028)

Deferred tax liabilities	(278,242)	(315,511)

Net deferred tax liabilities	$(67,886)	$(127,069)

A reconciliation of statutory and effective income tax rates is as shown below:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes	1.4	—	8.7
Taxes on foreign earnings at greater than the U.S. statutory rate	0.4	7.8	4.2
Uncertain Tax Positions	(0.6)	2.2	(3.1)
Deemed Repatriation of foreign earnings	—	(3.7)	—
Other	(1.5)	(1.3)	2.5

Effective rate	34.7%	40.0%	47.3%

The amount of consolidated U.S. net operating losses (“NOLs”) available as of December 31, 2011 is approximately $457.9 million. These NOLs will expire in the years 2020 through 2032. Because of the TODCO acquisition, the Company’s ability to utilize certain of its tax benefits is subject to an annual limitation, in addition to certain additional limitations resulting from TODCO’s prior transactions. However, the Company believes that, in light of the amount of the annual limitations, it should not have a material effect on the Company’s ability to utilize its tax benefits for the foreseeable future and the Company has not recorded a valuation allowance related to the tax assets. In addition, the Company has $14.7 million of non-expiring alternative minimum tax credits.

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to permanently reinvest such earnings. At December 31, 2011, the aggregate amount of undistributed earnings of the foreign subsidiaries was $133.9 million. Upon distribution of

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the remittance of these earnings.

In accordance with FASB ASC 740, Income Taxes, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded interest and penalties of $0.2 million, $0.4 million and $6.3 million through the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2006 through 2010 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although, the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004, however, TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian tax returns are open for examination for the years 2006 through 2010.

Effective April 27, 2011 the Company completed the Seahawk Transaction. The Company’s financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets for income tax purposes. Seahawk is currently in a Chapter 11 proceeding in the United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by the Company as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to the Company’s financial position would be reflected in its financial statements as a period adjustment to income at that future date.

The following table presents the reconciliation of the total amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$4,109	$13,529	13,476
Gross increases — tax positions in prior periods	1,424	—	—
Gross decreases — tax positions in prior periods	—	(1,499)	—
Gross increases — current period tax positions	—	—	141
Settlements	—	(7,921)	(88)

Balance, end of period	$5,533	$4,109	$13,529

From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reached a compromise settlement of all issues for 2004 through 2007. The Company paid $11.6 million and reversed (i) previously provided reserves and (ii) an associated tax benefit in the year ended December 31, 2010 which totaled $5.8 million.

As of December 31, 2011, the Company was in a net income tax payable position of $4.8 million which is included in Other Current Liabilities on the Consolidated Balance Sheets and as of December 31, 2010, the Company was in a net income tax receivable position of $5.6 million which is included in Other on the Consolidated Balance Sheets.

17.    Segments

The Company reports its business activities in five business segments: (1) Domestic Offshore, (2) International Offshore, (3) Inland, (4) Domestic Liftboats and (5) International Liftboats. The financial information of the Company’s discontinued operations is not included in the results of operations presented for the Company’s reporting segments (See Note 7). The Company eliminates inter-segment revenue and expenses, if any.

The following describes the Company’s reporting segments as of December 31, 2011:

Domestic Offshore — includes 36 jackup rigs and two submersible rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either working on short-term contracts or available for contracts and eighteen are cold stacked. Both submersibles are cold stacked.

International Offshore — includes eight jackup rigs and one platform rig outside of the U.S. Gulf of Mexico. The Company has two jackup rigs contracted offshore Saudi Arabia, one jackup rig preparing for a contract in Indonesia, one jackup rig contracted offshore in each of India and the Democratic Republic of Congo and one platform rig contracted in Mexico. In addition, the Company has one jackup rig warm stacked and one jackup rig cold stacked in Bahrain as well as one jackup rig contracted in Angola, however it is currently in a shipyard in Mississippi undergoing repairs and is estimated to be out of service through the first quarter of 2012. In addition to owning and operating its own rigs, the Company has a Construction Management Agreement and the Services Agreement with Discovery Offshore (See Note 5).

Inland — includes a fleet of six conventional and eleven posted barge rigs that operate inland in marshes, rivers, lakes and shallow bay or coastal waterways along the U.S. Gulf Coast. Three of the Company’s inland barges are either operating on short-term contracts or available and fourteen are cold stacked.

Domestic Liftboats — includes 40 liftboats in the U.S. Gulf of Mexico. Thirty-four are operating or available and six are cold stacked.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding reportable segments is as follows (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010
		Income (Loss)	Depreciation		Income (Loss)	Depreciation
		from	and		from	and
	Revenue	Operations	Amortization	Revenue	Operations	Amortization
Domestic Offshore(a)	$217,450	$(46,103)	$68,146	$124,063	$(182,394)	$68,335
International Offshore(b)	237,047	57,842	52,278	291,516	56,878	58,275
Inland	28,180	(10,770)	14,589	21,922	(27,876)	23,516
Domestic Liftboats	56,575	(3,325)	15,329	70,710	12,089	14,698
International Liftboats	116,106	30,909	19,624	116,616	37,211	17,711

	$655,358	$28,553	$169,966	$624,827	$(104,092)	$182,535
Corporate	—	(47,302)	2,605	—	(39,335)	3,177

Total Company	$655,358	$(18,749)	$172,571	$624,827	$(143,427)	$185,712

(a)	2010 Income (Loss) from Operations includes an impairment of property and equipment charge of $84.7 million.

(b)	2010 Income (Loss) from Operations includes an impairment of property and equipment charge of $38.0 million.

	Year Ended December 31, 2009
		Income (Loss)	Depreciation
		from	and
	Revenue	Operations	Amortization
Domestic Offshore	$140,889	$(101,855)	$60,775
International Offshore(a)	393,797	97,995	63,808
Inland	19,794	(59,095)	32,465
Domestic Liftboats	75,584	4,540	20,267
International Liftboats	88,537	22,427	12,880

	$718,601	$(35,988)	$190,195
Corporate	—	(43,481)	3,309

Total Company	$718,601	$(79,469)	$193,504

(a)

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that are not expected to be settled if the receivable is not collected.

	Total Assets
	December 31,	December 31,
	2011	2010
Domestic Offshore	$890,339	$772,950
International Offshore(a)	705,831	712,988
Inland	119,356	136,229
Domestic Liftboats	82,234	86,013
International Liftboats	154,974	167,561
Delta Towing	—	56,631
Corporate	53,970	62,937

Total Company	$2,006,704	$1,995,309

(a)	International Offshore assets at December 31, 2011 include the Company’s investment in Discovery Offshore of $34.7 million. The Company’s proportionate share of Discovery Offshore’s losses of $0.4 million is included in Other, Net on the Consolidated Statements of Operations for the year ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
Capital Expenditures and Deferred Drydocking Expenditures:
Domestic Offshore	$27,088	$11,133	$8,665
International Offshore	4,324	6,469	46,246
Inland	213	758	9,886
Domestic Liftboats	11,866	9,987	11,025
International Liftboats	11,217	7,470	15,717
Delta Towing	301	927	248
Corporate	213	314	—

Total Company	$55,222	$37,058	$91,787

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenue generated by such assets during the periods. The following tables present revenue and long-lived assets by country based on the location of the service provided (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating Revenue:
United States	$302,206	$216,695	$236,266
Saudi Arabia	93,920	103,712	109,256
Democratic Republic of Congo	13,099	—	—
India	61,925	130,533	122,016
Mexico	16,835	20,126	75,597
Nigeria	98,256	97,163	75,016
Malaysia	32,549	47,071	47,006
Other(a)	36,568	9,527	53,444

Total	$655,358	$624,827	$718,601

	As of December 31,
	2011	2010
Long-Lived Assets:
United States	$1,034,511	$971,640
Saudi Arabia	253,708	289,125
Democratic Republic of Congo	87,296	—
India	39,446	136,495
Mexico	9,462	9,365
Nigeria	99,812	106,565
Malaysia	—	53,678
Other(a)	132,467	99,427

Total	$1,656,702	$1,666,295

(a)	Other represents countries in which the Company operates that individually had operating revenue or long-lived assets representing less than 4% of total operating revenue or total long-lived assets.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

The Company’s customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2011	2010	2009
Chevron Corporation(a)	25%	17%	14%
Saudi Aramco(b)	13	14	13
Oil and Natural Gas Corporation Limited(b)	9	20	16
PEMEX Exploración y Producción (“PEMEX”)(b)	3	3	10

(a)	Revenue included in the Company’s Domestic Offshore, International Offshore, Domestic Liftboats and International Liftboats segments.
(b)	Revenue included in the Company’s International Offshore segment.

18.    Commitments and Contingencies

Operating Leases

The Company has non-cancellable operating lease commitments that expire at various dates through 2017. As of December 31, 2011, future minimum lease payments related to non-cancellable operating leases were as follows (in thousands):

Years Ended December 31,
2012	$3,373
2013	2,583
2014	2,232
2015	2,067
2016	2,103
Thereafter	2,139

Total	$14,497

Rental expense for all operating leases was $12.9 million, $13.2 million and $15.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2011, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi.    This is the case name used to refer to several cases that were filed in the Circuit Courts of the State of Mississippi originally involving 768 plaintiffs grouped into 21 suits that alleged personal injury or whose heirs claimed their deaths arose out of exposure to asbestos contained in drilling mud additives, occurring in the course of their employment by the defendants between 1965 and 2002. Each individual was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts. The amended complaints resulted in one of the Company’s subsidiaries being named as a direct defendant in three cases. More than five years has passed since the court ordered that amended complaints be filed by each individual plaintiff, and the original complaints. No additional plaintiffs have attempted to name TODCO as a defendant and such actions may now be time-barred. The complaints generally allege that the defendants used or manufactured drilling mud additives that contained asbestos for use in connection with offshore and land based drilling operations, and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law. The plaintiffs generally seek awards of unspecified compensatory and punitive damages. In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling related products that contained asbestos. All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the Court to preside over all the cases. The Company intends to defend vigorously and does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Shareholder Derivative Suits

FCPA Litigation

As disclosed in the Company’s prior filings, on April 27, 2011, a shareholder derivative action was filed in the District Court of Harris County, Texas, allegedly on behalf of the Company, naming the Company as a nominal defendant and certain of its officers and directors as defendants alleging, among other claims, breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment. The petition alleges that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. Plaintiffs sought restitution and injunctive and/or equitable relief purportedly on behalf of the Company, certain corporate actions, and an award of their costs and attorney’s fees.

On October 19, 2011, the District Court sustained special exceptions filed by the Company and the other defendants (collectively “Defendants”). The special exceptions filed by the Defendants sought the dismissal of the action due to the plaintiff’s failure to plead sufficient facts giving rise to a cause of action. The District Court ordered the action would be dismissed with prejudice if the plaintiff failed to amend his petition by November 4, 2011 and plead sufficient facts giving rise to a cause of action against the Defendants. The plaintiff filed an amended petition on November 4, 2011, in response to which we again filed special exceptions seeking dismissal of the action due to the plaintiff’s failure again to plead sufficient facts giving rise to a cause of action.

On February 10, 2012, the District Court granted the Defendants’ special exceptions and dismissed the plaintiff’s action with prejudice.

Say-on-Pay Litigation

In June, two separate shareholder derivative actions were filed purportedly on the Company’s behalf in response to its failure to receive a majority advisory “say-on-pay” vote in favor of the Company’s 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the United States District Court for the Southern District of Texas. Each action named the Company as a nominal defendant and certain

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its officers and directors, as well as the Company’s Compensation Committee’s consultant, as defendants. Plaintiffs allege that the Company’s directors breached their fiduciary duty by approving excessive executive compensation for 2010, that the Compensation Committee consultant aided and abetted that breach of fiduciary duty, that the officer defendants were unjustly enriched by receiving the allegedly excessive compensation, and that the directors violated the federal securities laws by disseminating a materially false and misleading proxy. The plaintiffs seek damages in an unspecified amount on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Company and the other defendants have filed motions to dismiss these cases for failure to make demand upon the Company’s board and for failing to state a claim. Those motions are pending.

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

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as bridging over. The Company carries a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, the Company has separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.

The Company’s drilling contracts provide for varying levels of indemnification from its customers and in most cases, may require the Company to indemnify its customers for certain liabilities. Under the Company’s drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that the Company and its customers assume liability for their respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused. The Company’s customers typically assume responsibility for and agree to indemnify the Company from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be limited or could be determined to be unenforceable in the event of the Company’s gross negligence, willful misconduct or other egregious conduct. The Company generally indemnifies the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from its rigs or vessels.

In 2011, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $25.8 million was financed through this arrangement, of which $5.2 million was outstanding as of December 31, 2011. The interest rate on the note is 3.59% and it is scheduled to mature in March 2012. There was $6.0 million outstanding in insurance notes payable at December 31, 2010 which were fully paid during 2011. The amounts financed, related interest rates and maturity dates in connection with the prior year renewals were $24.1 million at 3.79% which matured in March 2011 and $1.8 million at 3.54% which matured in July 2011.

Insurance Claims

In September 2011, the Company was conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. While preparing the rig for heavy-lift transport to a shipyard in Pascagoula, Mississippi to conduct the spud can repairs, additional leg damage was identified. The rig is currently in the shipyard at Pascagoula, Mississippi undergoing the repairs necessary to return the rig to service. The Company currently estimates that the rig will be out of service through the first quarter of 2012. During this period, the rig will be at zero dayrate pursuant to its contract with Cabinda Gulf Oil Company (“Cabinda Gulf”). The Company has discussed the expected downtime of the rig with Cabinda Gulf and Cabinda Gulf has indicated that it intends to accept the rig after the completion of the repairs and to continue the contract, although Cabinda Gulf may have the right to terminate the contract and be paid $1.0 million by the Company for liquidated damages. The Company expects to be insured for damage to the rig up to the insured value of $35.0 million, subject to a $3.5 million deductible and other customary limitations and exclusions. The Company has recorded

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses up to the deductible amount of $3.5 million during the year ended December 31, 2011 related to rig repairs, inspections and other costs and has recorded an insurance claims receivable of $6.4 million for costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the rig had a net book value of $50.0 million as of December 31, 2011.

In September 2011, the Starfish, a 140 class liftboat, was en route to a project in the Gulf of Mexico in Ship Shoal Block 116 when it was hit by a series of waterspouts and capsized. The vessel has been salvaged and the Company’s underwriters have determined that the vessel is a constructive total loss and, therefore, the Company will receive the full insured value of $2.5 million. The Company carries removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, the Company carries pollution insurance, subject to a $3 million deductible and other customary limitations. The Company has recorded an insurance claims receivable of $3.1 million for the net book value of the vessel as well as any costs incurred through December 31, 2011 in excess of the deductible, which is included in Other on the Consolidated Balance Sheet at December 31, 2011. In addition, the vessel had a net book value of $0.7 million as of December 31, 2011.

In January 2012, the Mako, a 175 class liftboat in Nigeria, was engulfed by a fire that originated on a third-party rig, the KS Endeavor. The Company’s underwriters have determined that the vessel is considered to be a constructive total loss and, therefore, the Company will receive the full insured value of $8.0 million. The Company carries removal of wreck insurance adequately covering the salvage operation, subject to a $250,000 deductible. Additionally, the Company carries pollution insurance, subject to a $3 million deductible and other customary limitations. The vessel had a net book value of $6.4 million as of December 31, 2011.

Surety Bonds, Bank Guarantees and Unsecured Letters of Credit

The Company had $13.6 million outstanding related to surety bonds at December 31, 2011. The surety bonds guarantee the Company’s performance as it relates to its drilling contracts and other obligations in various jurisdictions. These obligations could be called at any time prior to the expiration dates. The obligations that are the subject of the surety bonds are geographically concentrated in Mexico and the U.S.

The Company had $1.0 million in unsecured bank guarantees and a $0.1 million unsecured letter of credit outstanding at December 31, 2011.

Sales Tax Audits

Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $6.5 million and $5.9 million related to these sales tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively, while the Company provides additional information and responds to auditor requests.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Unaudited Interim Financial Data

Unaudited interim financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$159,378	$170,201	$162,991	$162,788
Operating Loss	(1,622)	(3,958)	(3,033)	(10,136)
Loss from Continuing Operations	(13,643)	(14,303)	(17,044)	(21,530)
Income (Loss) from Discontinued Operations, Net of Taxes	(576)	(9,127)	52	43

Net Loss	$(14,219)	$(23,430)	$(16,992)	$(21,487)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.12)	$(0.11)	$(0.12)	$(0.16)
Income (Loss) from Discontinued Operations	—	(0.07)	—	—

Net Loss	$(0.12)	$(0.18)	$(0.12)	$(0.16)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.12)	$(0.11)	$(0.12)	$(0.16)
Income (Loss) from Discontinued Operations	—	(0.07)	—	—

Net Loss	$(0.12)	$(0.18)	$(0.12)	$(0.16)

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
2010
Revenue	$144,560	$157,898	$157,609	$164,760
Operating Loss	(19,403)	(5,292)	(3,841)	(114,891)
Loss from Continuing Operations	(14,991)	(18,434)	(16,137)	(82,531)
Income (Loss) from Discontinued Operations, Net of Taxes	(965)	(550)	1,076	(2,062)

Net Loss	$(15,956)	$(18,984)	$(15,061)	$(84,593)

Basic Loss Per Share:
Loss from Continuing Operations	$(0.13)	$(0.16)	$(0.14)	$(0.72)
Income (Loss) from Discontinued Operations	(0.01)	(0.01)	0.01	(0.02)

Net Loss	$(0.14)	$(0.17)	$(0.13)	$(0.74)

Diluted Loss Per Share:
Loss from Continuing Operations	$(0.13)	$(0.16)	$(0.14)	$(0.72)
Income (Loss) from Discontinued Operations	(0.01)	(0.01)	0.01	(0.02)

Net Loss	$(0.14)	$(0.17)	$(0.13)	$(0.74)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes $125.1 million in impairment of property and equipment charges of which $2.4 million related to the Company’s Delta Towing segment and is included in Loss from Discontinued Operations, Net of Taxes (See Notes 2 and 13).

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

•

The Company’s Chairman of the Board of Directors is a Senior Advisor to Lime Rock Partners, who owns a controlling interest in IDM Group, Ltd. (Cyprus) who purchased Louisiana Electric Rig Services, Inc., an equipment manufacturing and service company, and Southwest Oilfield Products, Inc., an oilfield equipment manufacturing company, in December 2008 and June 2008, respectively, and who holds an investment interest in Tesco Corporation, an oilfield equipment and services company.

•	Another member of the Company’s Board of Directors serves on the Board of Directors for Peregrine Oil & Gas LP, an exploration and production company.

•	Another member of the Company’s Board of Directors serves as Chief Executive Officer and Chairman of Technip, a project management, engineering and construction company.

•	A member of the Company’s Board of Directors is a member of the Board of Directors of HCC Insurance Holdings, a specialty insurance group.

•	A member of the Company’s Board of Directors is a member of the Board of Directors of Bristow Group, Inc.

•	The Company holds a three percent investment in each of Hall-Houston Exploration II, L.P., Hall-Houston Exploration III, L.P. and Hall-Houston Exploration IV, L.P., exploration and production funds.

•

The Company has an investment in approximately 28% of the total outstanding equity of Discovery Offshore. Two of the Company’s officers are on the Board of Directors of Discovery Offshore (See Note 5).

21.    Subsequent Event

In January 2012, the Mako, a 175 class liftboat in Nigeria, was engulfed by a fire that originated on a third-party rig, the KS Endeavor (See Note 18).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2011, as stated in their report entitled “Report of Independent Registered Public Accounting Firm” which appears in Item 8 of this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year on December 31, 2011.

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

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are included as part of this report:

(1)  Financial Statements

(2)  Consolidated Financial Statement Schedule on page 124 of this Report.

(3)  The Exhibits of the Company listed below in Item 15(b)

(b)  Exhibits

Exhibit Number		Description
1.1	—	Underwriting Agreement, dated September 24, 2009, by and between Hercules Offshore, Inc. and Morgan Stanley & Co. Incorporated and UBS Securities LLC, as representatives of the underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to Hercules’ Current Report on Form 8-K dated September 30, 2009).
2.1	—	Asset Purchase Agreement, dated February 11, 2011, by and between Hercules Offshore, Inc., SD Drilling LLC and Seahawk Drilling, Inc., Seahawk Global Holdings LLC, Seahawk Mexico Holdings LLC, Seahawk Drilling Management LLC, Seahawk Drilling LLC, Seahawk Offshore Management LLC, Energy Supply International LLC and Seahawk Drilling USA, LLC (incorporated by reference to Exhibit 2.1 to Hercules’ Current Report on Form 8-K/A dated February 15, 2011 (File No.-0-51582)).
2.2	—	Plan of Conversion (incorporated by reference to Exhibit 2.1 to Hercules’ Registration Statement on Form S-1 (Registration No. 333-126457), as amended (the “S-1 Registration Statement”), originally filed on July 8, 2005).
2.3	—	Amended and Restated Agreement and Plan of Merger, dated effective as of March 18, 2007, by and among Hercules, THE Hercules Offshore Drilling Company LLC and TODCO (incorporated by reference to Annex A to the Joint Proxy/Statement Prospectus included in Part I of Hercules’ Registration Statement on Form S-4 (Registration No. 333-142314), as amended (the “S-4 Registration Statement”), originally filed April 24, 2007).
3.1	—	Certificate of Incorporation of Hercules (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated November 1, 2005 (File No. 0-51582) (the “2005 Form 8-K”)).
3.2	—	Amended and Restated Bylaws (effective December 31, 2009) (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated December 8, 2009).
4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement), as amended and filed on October 12, 2005.
4.2	—	Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the 2005 Form 8-K).
4.3	—	Amendment No. 1 to Rights Agreement, dated as of February 1, 2008, between Hercules and American Stock Transfer & Trust Company, as rights agent.
4.4	—	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the 2005 Form 8-K).
4.5	—	Credit Agreement dated as of July 11, 2007 among Hercules, as borrower, its subsidiaries party thereto, as guarantors, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Amegy Bank National Association and Comerica Bank, as co-syndication agents, Deutsche Bank AG Cayman Islands Branch and Jefferies Finance LLC, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2007 (File No. 0-51582)). Hercules and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Hercules and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Hercules agrees to furnish a copy of such instruments to the SEC upon request.
4.6	—	Indenture, dated as of June 3, 2008, by and between the Company and The Bank of New York Trust Company, National Association as Trustee (incorporated by reference to Exhibit 4.1 to Hercules’ Current Report on Form 8-K dated June 3, 2008 (File No.-0-51582)).

Exhibit Number		Description
4.7	—	Second Amendment to Rights Agreement, dated as of February 13, 2012, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 13, 2012 (the “February 2012 8-K”)).
4.8	—	Form of 3.375% Convertible Senior Note due 2038 (included in Exhibit 4.6).
4.9	—	Amendment No. 2 dated as of July 23, 2009, to the Credit Agreement dated July 11, 2007, among Hercules Offshore, Inc., as borrower, its subsidiaries party thereto, as guarantors, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to Hercules Quarterly Report on Form 10-Q dated July 29, 2009).
4.10	—	Indenture dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Hercules’ Current Report on Form 8-K dated October 26, 2009), (the “October 2009 8K”).
4.11	—	Form of 10.50% Senior Secured Note due 2017 (included in Exhibit 4.10).
4.12	—	Security Agreement dated as of October 20, 2009, by and among Hercules Offshore, Inc. and the Guarantors party thereto and U.S. Bank National Association as Collateral Agent (incorporated by reference to Exhibit 4.3 to the October 2009 8-K).
4.13	—	Registration Rights Agreement dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and the Initial Purchasers party thereto (incorporated by reference to Exhibit 4.4 to the October 2009 8-K).
4.14	—	Form of Indenture between Hercules and the trustee thereunder (the “Senior Trustee”) in respect of senior debt securities (incorporated by reference to Exhibit 4.7 to Hercules’ Registration Statement on Form S-3 filed December 3, 2010), (the “2010 S-3 Registration Statement”).
4.15	—	Form of Indenture between Hercules and the trustee thereunder (the “Subordinated Trustee”) in respect of subordinated debt securities (incorporated by reference to Exhibit 4.8 to the 2010 S-3 Registration Statement).
4.16	—	Amendment No. 3 to Credit Agreement, date as of March 3, 2011, by and among the Company, as borrower, its subsidiaries party thereto, as guarantors, the Issuing Banks (as defined in the Credit Agreement) party thereto, and UBS AG, Stamford Branch, as administrative agent for the Lenders and as collateral agent and instructing beneficiary under the Mortgage Trust Agreement (as defined in the Credit Agreement) for the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form
8-K dated March 8, 2011) (File No. 0-51582).
†10.1	—	Executive Employment Agreement dated as of December 15, 2008, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K dated December 19, 2011, (File No. 0-51582) (the “December 2008 8-K”)).
†10.2	—	Executive Employment Agreement dated as of June 20, 2008, between Hercules Offshore, Inc. and John T. Rynd (incorporated by reference to Exhibit 10.2 to Hercules’ Current Report on Form 8-K dated June 23, 2008 (File No. 0-51582)).
†10.3	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and James W. Noe (incorporated by reference to Exhibit 10.4 to the December 2008 Form 8-K).
†10.4	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Terrell L. Carr (incorporated by reference to Exhibit 10.5 to the December 2008 Form 8-K).
†10.5	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Todd Pellegrin (incorporated by reference to Exhibit 10.6 to the December 2008 Form 8-K).
†10.6	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Troy L. Carson (incorporated by reference to Exhibit 10.7 to the December 2008 Form 8-K).

Exhibit Number		Description
†10.7	—	Executive Employment Agreement, dated December 15, 2008, between Hercules and Stephen M. Butz (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-51582)).
†10.8	—	Amendment to Executive Employment Agreement for Stephen M. Butz, dated May 7, 2010 (incorporated by reference to Exhibit 10.3 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-51582)).
†10.9	—	Amendment to Executive Employment Agreement for Troy L. Carson, dated May 7, 2010 (incorporated by reference to Exhibit 10.4 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-51582)).
†10.10	—	Waiver of Executive Employment Agreement between the Company and John T. Rynd, dated April 27, 2009 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 28, 2009) (the “April 2009 8-K”).
†10.11	—	Waiver of Executive Employment Agreement between the Company and James W. Noe, dated April 27, 2009 (incorporated by reference to Exhibit 10.3 to the April 2009 8-K).
†10.12	—	Waiver of Executive Employment Agreement between the Company and Terrell L. Carr, dated April 27, 2009 (incorporated by reference to Exhibit 10.4 to the April 2009 8-K).
†10.13	—	Waiver of Executive Employment Agreement between the Company and Todd A. Pellegrin, dated April 27, 2009 (incorporated by reference to Exhibit 10.5 to the April 2009 8-K).
†10.14	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).
†10.15	—	Hercules Offshore Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to Hercules’ Proxy Statement on Schedule 14A filed March 25, 2011 (File No. 0-51582)).
†10.16	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated March 3, 2009).
†10.17	—	Form of Restricted Stock Agreement for Employees and Consultants (incorporated by reference to Exhibit 10.16 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-51582)).
†10.18	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.14 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-51582)).
†10.19	—	Form of Restricted Stock Agreement (Performance Grant) (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
†10.20	—	Performance Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.27 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-51582)) (the “2010 Form 10-K”).
†10.21	—	Performance Award Agreement, dated January 1, 2011 between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.28 to the 2010 Form 10-K).
†10.22	—	Special Retention Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.29 to the 2010 Form 10-K).
†10.23	—	Hercules Offshore, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-51582)).

Exhibit Number		Description
†10.24	—	Hercules Offshore, Inc. HERO Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated December 21, 2011).
10.25	—	Registration Rights Agreement, dated as of July 8, 2005, between Hercules and the holders listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-51582)).
10.26	—	Increase Joinder, dated as of April 28, 2008, among Hercules, as borrower, its subsidiaries party thereto, the incremental lenders and other lenders party thereto, and UBS AG Stamford Branch, as administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 30, 2008 (File No. 0-51582)).
10.27	—	Purchase Agreement, dated May 28, 2008, by and between the Company and Goldman, Sachs & Co., Banc of America Securities LLC and UBS Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 3, 2008 (File No. 0-51582)).
10.28	—	Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006 (File No. 0-51582)).
10.29	—	Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).
10.30	—	First Amendment to Asset Purchase Agreement, dated as of November 1, 2006, by and among Hercules International Holdings, Ltd., Hercules Oilfield Services Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.2 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).
10.31	—	Earnout Agreement, dated November 7, 2006, by and among Hercules Oilfield Services, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 7, 2006 (File No. 0-51582)).
10.32	—	Basic Form of Exchange Agreement between the Company and certain holders of our 3.375% Convertible Senior Notes due 2038 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 18, 2009).
10.33	—	Purchase Agreement, dated October 8, 2009, by and among Hercules Offshore, Inc., the guarantors party thereto, UBS Securities LLC, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated October 14, 2009).
10.34	—	Intercreditor Agreement dated as of October 20, 2009, among Hercules Offshore, Inc., the subsidiaries party thereto as guarantors, UBS AG, Stamford Branch, as Bank Collateral Agent and U.S. Bank National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated October 26, 2009).
†10.35	—	Second Amendment to Hercules Offshore Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 2012 8-K).
*21.1	—	Subsidiaries of Hercules.
*23.1	—	Consent of Ernst & Young LLP.
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS		XBRL Instance Document
*101.SCH		XBRL Schema Document
*101.CAL		XBRL Calculation Linkbase Document
*101.DEF		XBRL Definition Linkbase Document
*101.LAB		XBRL Label Linkbase Document
*101.PRE		XBRL Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulations S-T that the interactive data filed is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

*	Filed herewith.

†	Compensatory plan, contract or arrangement.

(c)  Financial Statement Schedules

(1)  Valuation and Qualifying Accounts and Allowances

SCHEDULE II

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

FOR THE THREE YEARS ENDED DECEMBER 31, 2011

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Expense, Net	Adjustments
			(in thousands)
Year Ended December 31, 2011:
Allowance for doubtful accounts receivable	$29,798	$(13,623)	$—	$(4,715)	$11,460
Year Ended December 31, 2010:
Allowance for doubtful accounts receivable	$38,522	$182	$—	$(8,906)	$29,798
Year Ended December 31, 2009:
Allowance for doubtful accounts receivable	$7,756	$32,912	$78	$(2,224)	$38,522

All other financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2012.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2012.

Signatures	Title

/S/ JOHN T. RYND John T. Rynd	Chief Executive Officer and President (Principal Executive Officer)

/S/ STEPHEN M. BUTZ Stephen M. Butz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ TROY L. CARSON Troy L. Carson	Chief Accounting Officer (Principal Accounting Officer)

/S/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Chairman of the Board

/S/ THOMAS N. AMONETT	Director
Thomas N. Amonett

/S/ SUZANNE V. BAER	Director
Suzanne V. Baer

/S/ THOMAS M HAMILTON	Director
Thomas M Hamilton

/S/ THOMAS J. MADONNA	Director
Thomas J. Madonna

/S/ F. GARDNER PARKER	Director
F. Gardner Parker

/S/ THIERRY PILENKO	Director
Thierry Pilenko

/S/ STEVEN A. WEBSTER	Director
Steven A. Webster