Form 10-Q
period 2012-06-30
HERCULES OFFSHORE, INC.
filed 2012-07-27
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 23, 2012
158,568,251

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$175,473	$134,351
Marketable Securities	30,000	—
Restricted Cash	8,011	9,633
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,050 and $11,460 as of June 30, 2012 and December 31, 2011, Respectively	140,773	153,688
Prepaids	36,723	16,352
Current Deferred Tax Asset	15,543	15,543
Other	20,559	20,435

	427,082	350,002
Property and Equipment, Net	1,546,435	1,591,791
Equity Investment	34,359	34,735
Other Assets, Net	40,641	30,176

	$2,048,517	$2,006,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$65,605	$22,130
Accounts Payable	65,409	49,370
Accrued Liabilities	64,958	70,421
Interest Payable	17,277	9,899
Insurance Notes Payable	24,149	5,218
Other Current Liabilities	24,038	18,366

	261,436	175,404
Long-term Debt, Net of Current Portion	797,588	818,146
Deferred Income Taxes	54,225	83,503
Other Liabilities	22,051	21,098
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 and 200,000 Shares Authorized, Respectively; 160,648 and 139,798 Shares Issued, Respectively; 158,568 and 137,899 Shares Outstanding, Respectively	1,606	1,398
Capital in Excess of Par Value	2,156,607	2,057,824
Treasury Stock, at Cost, 2,080 Shares and 1,899 Shares, Respectively	(53,098)	(52,184)
Retained Deficit	(1,191,898)	(1,098,485)

	913,217	908,553

	$2,048,517	$2,006,704

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$178,951	$170,201	$322,270	$329,579
Costs and Expenses:
Operating Expenses	121,089	114,328	232,326	220,709
Asset Impairment	47,523	—	47,523	—
Depreciation and Amortization	42,395	43,011	85,373	84,804
General and Administrative	6,513	16,820	24,187	29,646

	217,520	174,159	389,409	335,159

Operating Loss	(38,569)	(3,958)	(67,139)	(5,580)
Other Income (Expense):
Interest Expense	(20,293)	(20,140)	(39,962)	(38,646)
Loss on Extinguishment of Debt	(9,156)	—	(9,156)	—
Other, Net	(921)	(1,474)	88	(1,668)

Loss Before Income Taxes	(68,939)	(25,572)	(116,169)	(45,894)
Income Tax Benefit	13,868	11,269	22,756	17,948

Loss from Continuing Operations	(55,071)	(14,303)	(93,413)	(27,946)
Loss from Discontinued Operations, Net of Taxes	—	(9,127)	—	(9,703)

Net Loss	$(55,071)	$(23,430)	$(93,413)	$(37,649)

Basic and Diluted Loss Per Share:
Loss from Continuing Operations	$(0.35)	$(0.11)	$(0.63)	$(0.23)
Loss from Discontinued Operations	—	(0.07)	—	(0.08)

Net Loss	$(0.35)	$(0.18)	$(0.63)	$(0.31)

Basic and Diluted Weighted Average Shares Outstanding	158,515	131,208	148,861	123,057

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(93,413)	$(37,649)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	85,373	86,460
Stock-Based Compensation Expense	3,274	2,748
Deferred Income Taxes	(30,308)	(36,332)
Benefit for Doubtful Accounts Receivable	(7,625)	(4,200)
Amortization of Deferred Financing Fees	1,727	1,871
Amortization of Original Issue Discount	2,249	2,170
Gain on Insurance Settlement	(3,400)	—
(Gain) Loss on Disposal of Assets and Businesses, Net	(5,507)	11,002
Non-Cash Portion of Loss on Extinguishment of Debt	2,738	—
Asset Impairment	47,523	—
Other	(94)	996
(Increase) Decrease in Operating Assets —
Accounts Receivable	20,540	(6,579)
Prepaid Expenses and Other	(11,141)	14,283
Increase (Decrease) in Operating Liabilities —
Accounts Payable	16,039	(2,925)
Insurance Notes Payable	(11,167)	(8,343)
Other Current Liabilities	6,942	3,629
Other Liabilities	866	10,744

Net Cash Provided by Operating Activities	24,616	37,875
Cash Flows from Investing Activities:
Acquisition of Assets	(40,000)	(25,000)
Investments in Marketable Securities, Net	(30,000)	—
Additions of Property and Equipment	(47,478)	(25,821)
Deferred Drydocking Expenditures	(7,285)	(8,661)
Cash Paid for Equity Investment	—	(21,894)
Insurance Proceeds Received	20,639	—
Proceeds from Sale of Assets and Businesses, Net	10,405	38,917
Decrease in Restricted Cash	1,622	1,532

Net Cash Used in Investing Activities	(92,097)	(40,927)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	500,000	—
Long-term Debt Repayments	(452,909)	(16,231)
Redemption of 3.375% Convertible Senior Notes	(27,606)	—
Common Stock Issuance	96,696	—
Payment of Debt Issuance Costs	(7,717)	(2,109)
Other	139	2,500

Net Cash Provided by (Used in) Financing Activities	108,603	(15,840)

Net Increase (Decrease) in Cash and Cash Equivalents	41,122	(18,892)
Cash and Cash Equivalents at Beginning of Period	134,351	136,666

Cash and Cash Equivalents at End of Period	$175,473	$117,774

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. General

Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 11). At June 30, 2012, the Company owned a fleet of 42 jackup rigs, seventeen barge rigs, two submersible rigs, one platform rig, and 58 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.

The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

Common Stock Offering

In March 2012, the Company raised approximately $96.7 million in net proceeds, after adjusting for underwriting discounts and expected offering expenses, from an underwritten public offering of 20.0 million shares of its common stock, par value $0.01 per share at a price to the public of $5.10 per share ($4.86 net of underwriting discounts). The Company used a portion of the net proceeds from the share offering to fund a portion of the purchase price for the acquisition of the Hercules 266 and intends to use the remaining net proceeds for general corporate purposes as well as the costs associated with the upgrade and mobilization of the Hercules 266.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

2. Supplemental Financial Information

Supplemental Consolidated Balance Sheet Information is as follows:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Other:
Insurance Claims Receivable	$6,600	$9,567
Deferred Expense-Current Portion	9,056	3,811
Other	4,903	7,057

	$20,559	$20,435

Other Current Liabilities:
Deferred Revenue-Current Portion	$11,239	$8,461
Taxes Payable	7,825	4,763
Other	4,974	5,142

	$24,038	$18,366

3. Earnings Per Share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6.3 million and 6.1 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and six months ended June 30, 2012, respectively. Stock equivalents of 6.9 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for both the three and six months ended June 30, 2011.

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

The unaudited pro forma financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In millions, except per share amounts)
Revenue	$178.4	$363.0
Net Loss	(22.0)	(36.2)
Basic loss per share	(0.16)	(0.26)
Diluted loss per share	(0.16)	(0.26)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

The amount of revenue and net income related to the net assets acquired from Seahawk included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2011 is as follows:

April 27, 2011 through June 30, 2011
(in millions)
Revenue	$17.3
Net income	0.8

The Company incurred transaction costs in the amount of $1.6 million and $3.1 million for the three and six months ended June 30, 2011 related to the Seahawk Transaction of which $1.4 million and $2.9 million, respectively are included in General and Administrative on the Consolidated Statements of Operations. The remaining $0.2 million in transaction costs are included in Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2011, respectively.

5. Dispositions and Discontinued Operations

Dispositions

From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the six months ended June 30, 2012 and 2011:

Rig	Segment	Period of Sale	Proceeds	Gain/(Loss)
			(in thousands)
2012:
Hercules 2501	Domestic Offshore	June 2012	$7,000	$5,465

			$7,000	$5,465

2011:
Hercules 78	Domestic Offshore	May 2011	$1,700	$20
Various(a)	Delta Towing	May 2011	30,000	(13,359)

			$31,700	$(13,339)

(a)	The Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities (“The Delta Towing Sale”).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

Discontinued Operations

The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 as discontinued operations.

Operating results of the Delta Towing segment were as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Revenue	$2,954	$9,822

Loss Before Income Taxes	$(14,823)	$(15,787)
Income Tax Benefit	5,696	6,084

Loss from Discontinued Operations, Net of Taxes	$(9,127)	$(9,703)

The three and six months ended June 30, 2011 include a loss of $13.4 million, or $8.2 million net of taxes, in connection with the Delta Towing Sale.

6. Debt

Debt is comprised of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Term Loan Facility, due July 2013	$—	$452,909
7.125% Senior Secured Notes, due April 2017	300,000	—
10.5% Senior Notes, due October 2017	294,077	293,676
10.25% Senior Notes, due April 2019	200,000	—
3.375% Convertible Senior Notes, due June 2038	65,605	90,180
7.375% Senior Notes, due April 2018	3,511	3,511

Total Debt	863,193	840,276
Less Short-term Debt and Current Portion of Long-term Debt	65,605	22,130

Total Long-term Debt, Net of Current Portion	$797,588	$818,146

Senior Secured Credit Agreement

The Company previously had a $575.3 million credit facility, consisting of a $435.3 million term loan facility and a $140.0 million revolving credit facility, which was repaid and terminated on April 3, 2012. Under the prior credit agreement, as amended, which governed the prior secured credit facility, the Company had to, among other things, make certain mandatory prepayments of debt outstanding under the credit facility. Accordingly, in addition to its scheduled payments, in January 2012, the Company used the net proceeds from asset sales to retire $17.6 million of the outstanding balance of the Company’s term loan facility as required under the prior credit agreement.

On April 3, 2012, the Company entered into a new Credit Agreement, which governs its new credit facility (the “Credit Agreement”), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. In connection with these events, the Company terminated its prior credit agreement dated July 11, 2007, as amended to date. On April 3, 2012, the Company repaid in full all outstanding indebtedness under the prior secured credit facility, and

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

the liens securing such obligations were terminated. There were no termination penalties incurred by the Company in connection with the termination of the prior secured credit facility. In connection with the termination of the prior secured credit facility, the Company recognized a pretax charge of $1.4 million, $0.9 million, net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012, for the write off of unamortized issuance costs related to the term loan. Additionally, the Company recognized a pretax charge of $6.4 million, $4.2 million net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012, related to the Company’s debt refinancing. As of June 30, 2012, no amounts were outstanding and $0.5 million in letters of credit had been issued under the senior secured revolving credit facility, therefore the remaining availability under this facility was $74.5 million.

The Company may prepay borrowings under the new revolving credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events, preferred stock issuances and debt issuances, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the Credit Agreement. All borrowings under the new revolving credit facility mature on April 3, 2017.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent’s corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 3.0% and 4.5%, depending on the Company’s leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 4.0% and 5.5%, depending on the Company’s leverage ratio. The Company will pay a per annum fee on all letters of credit issued under the Credit Agreement, which fee will equal the applicable margin for loans accruing interest based on the Eurodollar rate, and the Company will pay a commitment fee of 0.75% per annum on the unused availability under the Credit Agreement.

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

7.125% Senior Secured Notes due 2017

On April 3, 2012, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior secured notes at a coupon rate of 7.125% (“7.125% Senior Secured Notes”) with maturity in April 2017. These notes were sold at par and the Company received net proceeds from the offering of the notes of $293.0 million after deducting the initial purchasers’ discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 7.125% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

10.25% Senior Notes due 2019

On April 3, 2012, the Company completed the issuance and sale of $200.0 million aggregate principal amount of senior notes at a coupon rate of 10.25% (“10.25% Senior Notes”) with maturity in April 2019. These notes were sold at par and the Company received net proceeds from the offering of the notes of $195.4 million after deducting the initial purchasers’ discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 10.25% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

The 10.25% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company’s obligations under the Company’s new revolving credit facility that was executed on April 3, 2012.

10.5% Senior Notes due 2017 (Formerly Secured prior to April 3, 2012)

The indenture governing the 10.5% Senior Notes provides that all the liens securing the notes may be released if the Company’s total amount of secured indebtedness, other than the 10.5% Senior Notes, does not exceed the lesser of $375.0 million and 15.0% of the Company’s consolidated tangible assets. The Company refers to such a release as a “collateral suspension.” When a collateral suspension is in effect, the 10.5% Senior Notes due 2017 become unsecured. Following the closing of the recent transactions and the use of proceeds thereof to repay in full the prior secured credit facility, the liens securing the 10.5% Senior Notes were released on April 3, 2012. The indenture governing the 10.5% Senior Notes also provides that if, after any such collateral suspension, the aggregate principal amount of the Company’s total secured indebtedness, other than the 10.5% Senior Notes due 2017, were to exceed the greater of $375.0 million and 15.0% of the Company’s consolidated tangible assets, as defined in such indenture, then the collateral obligations of the Company and guarantors thereunder will be reinstated and must be complied with within 30 days of such event.

The 10.5% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company’s obligations under its new revolving credit facility that was executed on April 3, 2012.

The Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

The Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to:

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

3.375% Convertible Senior Notes due 2038

During the quarter ended June 30, 2012, the Company repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million that is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012. In accordance with ASC 470-20 Debt – Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

7. Derivative Instruments

The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 NOK per share for 30 consecutive trading days. As of June 30, 2012, Discovery Offshore’s stock price was 9.5 NOK per share. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 8).

The following table provides the fair values of the Company’s derivatives:

	June 30, 2012	December 31, 2011
Balance Sheet Classification	Fair Value	Fair Value
	(in thousands)
Derivatives:
Warrants	$1,991	$1,758

Other Assets, Net	$1,991	$1,758

The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

	Three Months Ended June 30,			Six Months Ended June 30,
		2012	2011		2012	2011
Derivatives	I.	II.		I.	II.
		(in thousands)			(in thousands)
Warrants	Other Income (Expense)	$(815)	$(1,390)	Other Income (Expense)	$233	$(1,220)

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

As of June 30, 2012, the fair value of the warrants issued by Discovery Offshore was $2.0 million. The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

June 30, 2012
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	9.50
Expected Volatility (%)	50.0%
Risk-Free Interest Rate (%)	0.50%
Expected Life of Warrants (5.0 years at inception with 3.60 years remaining)	3.60
Number of Warrants	5,000,000

The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at June 30, 2012. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants	$1,991	$—	$1,991	$—
Marketable Securities - Commercial Paper	$30,000	$30,000	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants	$1,758	$—	$1,758	$—

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

The following table represents the Company’s Property and Equipment, Net measured at fair value on a non-recurring basis for which an impairment measurement was made as of June 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
June 30, 2012	$1,500	$—	$—	$1,500	$(42,916)

In April 2012, during the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced extensive damage to various portions of the rig’s legs (See Note 12). The Company currently believes it is unfeasible to repair the damage and return the rig to service and has recorded an impairment charge of $42.9 million ($27.9 million, net of tax) to write the rig down to salvage value. In addition, the Company incurred $4.6 million ($3.0 million, net of tax) related to the write-off of the unamortized deferred costs associated with the Hercules 185 contract.

The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $34.4 million and $29.3 million at June 30, 2012, respectively, and $34.7 million and $26.1 million at December 31, 2011, respectively. The fair value at June 30, 2012 and December 31, 2011 was calculated using the closing price of Discovery Offshore shares at each date respectively, converted to U.S. dollars using the exchange rate at each date respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair values because of the short-term nature of the instruments.

The fair value of the Company’s 3.375% Convertible Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered level two inputs. The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
7.125% Senior Secured Notes, due April 2017	$300.0	$290.6	n/a	n/a
10.5% Senior Notes, due October 2017	294.1	295.9	293.7	291.2
10.25% Senior Notes, due April 2019	200.0	187.1	n/a	n/a
3.375% Convertible Senior Notes, due June 2038	65.6	67.9	90.2	84.7
7.375% Senior Notes, due April 2018	3.5	2.8	3.5	2.8

9. Long-Term Incentive Awards

The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2012, approximately 5.7 million shares were available for grant or award under the 2004 Plan, as amended.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

During the six months ended June 30, 2012, the Company granted the following equity awards:

•

Time-based awards – The Company granted 0.7 million time-based restricted stock awards which vest 1/3 per year and 0.2 million time-based restricted stock awards to the Company’s Directors which vest on the date of the Company’s 2013 Annual Meeting of Stockholders with a grant-date fair value per share equal to the closing stock price on the grant date of $5.23 and $4.11, respectively.

•

Objective-based awards – The Company granted additional compensation awards to employees that are based on the Company’s achievement of certain Company-based performance objectives as well as the Company’s achievement of certain market-based objectives. A portion of these awards are payable in shares of the Company’s stock and vest 1/3 per year. If the highest market-based and Company-based performance objectives are met, a portion of these awards are payable in cash and cliff vest at the first anniversary of the grant date.

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

	June 30, 2012
	Performance Retention Awards	Restriced Stock Market-Based
Dividend Yield	—	—
Expected Price Volatility	65.0%	65.0%
Risk-Free Interest Rate	0.3%	0.2%
Stock Price	$3.54	$3.54
Fair Value	$1.19	$3.54

The Company used the historical volatility of its common stock to estimate volatility. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period. The stock price represents the closing price of the Company’s common stock at June 30, 2012.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

10. Income Tax

The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2005 through 2011 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004, however TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian tax returns are open for examination for the years 2005 through 2011.

In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year.

Effective April 27, 2011, the Company completed the Seahawk Transaction. The Company’s financial statements have been prepared assuming that this transaction should be characterized as a purchase of assets for income tax purposes. Seahawk is currently in a Chapter 11 proceeding in the United States Bankruptcy Court. The resolution of the bankruptcy and future actions taken in the reorganization of Seahawk’s operations may require that the transaction is instead treated by the Company as a reorganization pursuant to IRC §368(a)(1)(G). Any resulting change, which is currently indeterminable, to the Company’s financial position would be reflected in its financial statements as a period adjustment to income at that future date.

The Company was in a net income tax payable position of $7.8 million at June 30, 2012 and $4.8 million at December 31, 2011, which is included in Other Current Liabilities on the Consolidated Balance Sheets.

11. Segments

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

In March 2012, the Company acquired an offshore jackup drilling rig, the Hercules 266, for $40.0 million. The Company has entered into a three-year drilling contract with Saudi Aramco for the use of this rig with an option to extend the term for an additional one-year period. The Company expects to spend approximately $45.0 million for upgrades, other contract specific refurbishments to the rig and to mobilize the rig from the Gulf of Mexico to the Middle East, of which approximately $7 million has been spent as of June 30, 2012. The Company expects the rig to commence work under the contract in December 2012.

The Kingfish, a 230 class liftboat, was moved to the Middle East from the U.S. Gulf of Mexico where it will undergo upgrades prior to becoming reactivated. The vessel is anticipated to be available for work early in the fourth quarter of 2012.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

Information regarding reportable segments is as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Revenue	Income (Loss) from Operations	Depreciation & Amortization	Revenue	Income (Loss) from Operations	Depreciation & Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$90,068	$15,098	$18,253	$172,386	$16,875	$36,271
International Offshore (a)	30,072	(51,634)	12,386	48,120	(72,483)	24,727
Inland	8,211	(3,665)	3,208	12,544	(8,263)	6,417
Domestic Liftboats	16,242	583	3,853	26,673	(1,739)	7,640
International Liftboats	34,358	11,940	4,063	62,547	20,509	9,053

	178,951	(27,678)	41,763	322,270	(45,101)	84,108
Corporate	—	(10,891)	632	—	(22,038)	1,265

Total Company	$178,951	$(38,569)	$42,395	$322,270	$(67,139)	$85,373

(a) Income (Loss) from Operations for the Company’s International Offshore segment includes a $47.5 million asset impairment charge for the three and six months ended June 30, 2012 (See Note 8).

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Revenue	Income (Loss) from Operations	Depreciation & Amortization	Revenue	Income (Loss) from Operations	Depreciation & Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$48,643	$(17,167)	$16,861	$82,442	$(42,297)	$31,943
International Offshore	70,047	18,207	13,256	147,166	50,881	26,556
Inland	7,625	(2,193)	3,407	13,127	(8,572)	8,028
Domestic Liftboats	16,860	1,910	3,860	27,491	(1,459)	7,501
International Liftboats	27,026	5,960	4,976	59,353	17,561	9,474

	170,201	6,717	42,360	329,579	16,114	83,502
Corporate	—	(10,675)	651	—	(21,694)	1,302

Total Company	$170,201	$(3,958)	$43,011	$329,579	$(5,580)	$84,804

	Total Assets
	June 30,	December 31,
	2012	2011
	(in thousands)
Domestic Offshore	$977,507	$890,339
International Offshore	673,056	705,831
Inland	112,061	119,356
Domestic Liftboats	79,142	82,234
International Liftboats	149,249	154,974
Corporate	57,502	53,970

Total Company	$2,048,517	$2,006,704

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

12. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2012, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies – Loss Contingencies.

Shareholder Derivative Suits

Say-on-Pay Litigation

In June 2011, two separate shareholder derivative actions were filed purportedly on the Company’s behalf in response to its failure to receive a majority advisory “say-on-pay” vote in favor of the Company’s 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the United States District Court for the Southern District of Texas. Each action named the Company as a nominal defendant and certain of its officers and directors, as well as the Company’s Compensation Committee’s consultant, as defendants. Plaintiffs allege that the Company’s directors breached their fiduciary duty by approving excessive executive compensation for 2010, that the Compensation Committee consultant aided and abetted that breach of fiduciary duty, that the officer defendants were unjustly enriched by receiving the allegedly excessive compensation, and that the directors violated the federal securities laws by disseminating a materially false and misleading proxy. The plaintiffs seek damages in an unspecified amount on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Company and the other defendants have filed motions to dismiss these cases for failure to make demand upon the Company’s board and for failing to state a claim. Those motions are pending. On June 11, 2012, the plaintiff in the Harris County action voluntarily dismissed his action.

The Company does not expect the ultimate outcome of any of the remaining shareholder derivative lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

Insurance and Indemnity

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

In April 2012, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.6 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

parties with primary and excess coverage of $25 million per occurrence with additional excess liability coverage up to $200 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. The Company also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from the Company’s vessels and drilling rigs, with primary limits of $5 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200 million.

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid or that does not naturally close itself off through what is typically described as “bridging over”. The Company carries a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, the Company has separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.

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

In 2012, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54% and a maturity date of March 2013, of which $24.1 million was outstanding as insurance notes payable as of June 30, 2012. The $5.2 million outstanding in insurance notes payable as of December 31, 2011 was fully paid by the maturity date of March 2012.

Insurance Claims

In September 2011, the Company was conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. The Company has an insurance claims receivable of $5.6 million as of June 30, 2012 related to repair costs incurred in excess of the deductible. During the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced additional damage to its legs. The Company conducted a survey of the rig’s legs above and below the water line and discovered extensive damage to various portions of the rig’s legs. At this time, the Company believes that it is unfeasible to repair the damage and return the rig to service. The Company has notified its customer regarding the condition of the rig and the Company intends on negotiating with the customer regarding the appropriate resolution of the existing contract for the rig. Additionally, the Company has notified its insurance underwriters of the additional damage and will make a claim under the Company’s insurance policies once the full extent of the damage has been identified. While the Company believes the damage to the rig is covered by its insurance policies, until a full investigation into the incidents and the damage is completed, it is difficult to predict the amount of any insurance recovery. The rig has an insured value of $35 million.

Sales and Use Tax Audits

Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $11.6 million and $6.5 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

13. Accounting Pronouncements

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 30, 2011, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2011. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2011, Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2012 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.

OVERVIEW

We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. We own a fleet of 42 jackup rigs, sixteen barge rigs, two submersible rigs, one platform rig and 58 liftboat vessels and operate an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.

In March 2012, we acquired an offshore jackup drilling rig, the Hercules 266, for $40.0 million. We entered into a three-year drilling contract with Saudi Aramco for the use of this rig with an option to extend the term for an additional one-year period. We expect to spend approximately $45.0 million for upgrades, other contract specific refurbishments to the rig and to mobilize the rig from the Gulf of Mexico to the Middle East, of which approximately $7 million has been spent as of June 30, 2012. We expect the rig to commence work under the contract in December 2012.

The Kingfish, a 230 class liftboat, was moved to the Middle East from the U.S. Gulf of Mexico where it will undergo upgrades prior to becoming reactivated. The vessel is anticipated to be available for work early in the fourth quarter of 2012.

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

Our backlog at July 18, 2012 totaled approximately $585.9 million for our executed contracts. Approximately $219.4 million of this backlog is expected to be realized during the remainder of 2012. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned may be different than the backlog disclosed or expected due to various factors. Downtime due to certain operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.

Common Stock Offering

In March 2012, we raised approximately $96.7 million in net proceeds after adjusting for underwriting discounts and expected offering expenses from an underwritten public offering of 20.0 million shares of its common stock, par value $0.01 per share at a price to the public of $5.10 per share ($4.86, net of underwriting discounts). We used a portion of the net proceeds from the share offering to fund a portion of the purchase price for the acquisition of Hercules 266 and intend to use the remaining net proceeds for general corporate purposes as well as the costs associated with the upgrade and mobilization of Hercules 266.

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

RESULTS OF OPERATIONS

Asset Purchase

On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”) (“Seahawk Transaction”). The results of Seahawk are included in our results from the date of acquisition which impacts the comparability of the 2012 periods with the corresponding 2011 periods.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	35	44
Revenue	$90,068	$48,643	$41,425	85.2%
Operating expenses	55,532	46,204	9,328	20.2%
Depreciation and amortization expense	18,253	16,861	1,392	8.3%
General and administrative expenses	1,185	2,745	(1,560)	(56.8%)

Operating income (loss)	$15,098	$(17,167)	32,265	(187.9%)

International Offshore:
Number of rigs (as of end of period)	10	9
Revenue	$30,072	$70,047	$(39,975)	(57.1%)
Operating expenses	28,750	36,877	(8,127)	(22.0%)
Asset impairment	47,523	—	47,523	n/m
Depreciation and amortization expense	12,386	13,256	(870)	(6.6%)
General and administrative expenses	(6,953)	1,707	(8,660)	n/m

Operating income (loss)	$(51,634)	$18,207	(69,841)	n/m

Inland:
Number of barges (as of end of period)	17	17
Revenue	$8,211	$7,625	$586	7.7%
Operating expenses	8,535	6,128	2,407	39.3%
Depreciation and amortization expense	3,208	3,407	(199)	(5.8%)
General and administrative expenses	133	283	(150)	(53.0%)

Operating loss	$(3,665)	$(2,193)	(1,472)	67.1%

Domestic Liftboats:
Number of liftboats (as of end of period)	39	41
Revenue	$16,242	$16,860	$(618)	(3.7%)
Operating expenses	11,150	10,554	596	5.6%
Depreciation and amortization expense	3,853	3,860	(7)	(0.2%)
General and administrative expenses	656	536	120	22.4%

Operating income	$583	$1,910	(1,327)	(69.5%)

International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$34,358	$27,026	$7,332	27.1%
Operating expenses	17,122	14,565	2,557	17.6%
Depreciation and amortization expense	4,063	4,976	(913)	(18.3%)
General and administrative expenses	1,233	1,525	(292)	(19.1%)

Operating income	$11,940	$5,960	5,980	100.3%

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Total Company:
Revenue	$178,951	$170,201	$8,750	5.1%
Operating expenses	121,089	114,328	6,761	5.9%
Asset impairment	47,523	—	47,523	n/m
Depreciation and amortization	42,395	43,011	(616)	(1.4%)
General and administrative	6,513	16,820	(10,307)	(61.3%)

Operating loss	(38,569)	(3,958)	(34,611)	n/m
Interest expense	(20,293)	(20,140)	(153)	0.8%
Loss on extinguishment of debt	(9,156)	—	(9,156)	n/m
Other, net	(921)	(1,474)	553	(37.5%)

Loss before income taxes	(68,939)	(25,572)	(43,367)	n/m
Income tax benefit	13,868	11,269	2,599	23.1%

Loss from continuing operations	(55,071)	(14,303)	(40,768)	n/m
Loss from discontinued operations, net of taxes	—	(9,127)	9,127	n/m

Net loss	$(55,071)	$(23,430)	$(31,641)	n/m

“n/m” means not meaningful.

The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended June 30, 2012
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,483	1,638	90.5%	$60,734	$33,902
International Offshore	329	637	51.6%	91,404	45,133
Inland	267	273	97.8%	30,753	31,264
Domestic Liftboats	1,893	2,959	64.0%	8,580	3,768
International Liftboats	1,379	1,826	75.5%	24,915	9,377

	Three Months Ended June 30, 2011
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,059	1,453	72.9%	$45,933	$31,799
International Offshore	564	728	77.5%	124,197	50,655
Inland	272	273	99.6%	28,033	22,447
Domestic Liftboats	2,100	3,215	65.3%	8,029	3,283
International Liftboats	1,270	2,093	60.7%	21,280	6,959

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.
(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.
(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract.

For the Three Months Ended June 30, 2012 and 2011

Revenue

Consolidated. The increase in consolidated revenue is described below.

Domestic Offshore. The rigs acquired from Seahawk on April 27, 2011 contributed to $15.4 million of the increase in revenue from our Domestic Offshore segment. Excluding the revenue from the rigs acquired from Seahawk, revenue increased approximately $17.0 million due to increased operating days for the legacy Hercules rigs to 975 days during the Current Quarter from 693 days during the Comparable Quarter. In addition, the average dayrates for the legacy Hercules rigs increased from $45,284 in the Comparable Quarter to $58,909 in the Current Quarter, which contributed to an approximate $9 million increase in revenue.

International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$11.1 million decrease from Hercules 258 as it was warm stacked during the Current Quarter;

•	$11.7 million decrease from Hercules 262 as it was in the shipyard in the Current Quarter preparing for a new contract;

•	$6.8 million decrease from Hercules 261 primarily due to it operating at a lower dayrate in the Current Quarter than in the Comparable Quarter;

•	$4.9 million decrease from Hercules 185 as it was not working in the Current Quarter;

•	$3.5 million decrease from Hercules 208 primarily due to it operating at a lower dayrate in the Current Quarter than in the Comparable Quarter;

•

$2.2 million decrease from Hercules 260 due to it operating at a lower average dayrate in the Current Quarter than in the Comparable Quarter as it did not provide marine package services as were provided under the contract in the Comparable Quarter.

Inland. The increase in revenue from our Inland segment was driven primarily by an increase in average dayrates in the Current Quarter as compared to the Comparable Quarter.

Domestic Liftboats. The decrease in revenue from our Domestic Liftboats segment resulted primarily from a decline in operating days in the Current Quarter as compared to the Comparable Quarter.

International Liftboats. Revenue from our International Liftboats segment increased due to higher average revenue per liftboat per day as well as additional operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase in revenue of approximately $4 million and $3 million, respectively.

Operating Expenses

Consolidated. The increase in consolidated operating expenses is described below.

Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment was driven primarily by an increase in labor costs.

International Offshore. The decrease in operating expenses for our International Offshore segment was primarily due to an approximate $8 million in costs incurred in the Comparable Quarter for the permanent importation of Platform 3.

Inland. The increase in operating expenses for our Inland segment was primarily due to accrued sales and use tax expense related to several multi-year sales and use tax audits.

Domestic Liftboats. The increase in operating expenses for our Domestic Liftboats segment was primarily due to accrued sales and use tax expense related to several multi-year sales and use tax audits.

International Liftboats. The increase in operating expenses for our International Liftboats segment primarily related to the $1.0 million of incremental costs associated with the mobilization of the Kingfish to the Middle East as well as an increase in workers’ compensation costs of $0.8 million.

Asset Impairment

We recorded an asset impairment charge of $47.5 million of which $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the rig’s contract.

Depreciation and Amortization

The decrease in depreciation and amortization expense resulted primarily from a reduction in amortization of drydock expenditures.

General and Administrative Expenses

The decrease in general and administrative expenses is primarily related to a $9.6 million reduction in bad debt expense in the Current Quarter as compared to the Comparable Quarter primarily due to the Company’s additional recovery from one international customer. Additionally, the Comparable Quarter included approximately $1.4 million of transaction costs in its Domestic Offshore segment associated with the Seahawk transaction.

Loss on Extinguishment of Debt

During the Current Quarter, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012, we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.

Income Tax Benefit

Our income tax effective rate of 20.1% during the Current Quarter, compared to an effective rate of 44.1% for the Comparable Quarter, decreased primarily due to mix of earnings (losses) from different jurisdictions as well as discrete items recorded in the current quarter. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	35	44
Revenue	$172,386	$82,442	$89,944	109.1%
Operating expenses	115,403	87,206	28,197	32.3%
Depreciation and amortization expense	36,271	31,943	4,328	13.5%
General and administrative expenses	3,837	5,590	(1,753)	(31.4%)

Operating income (loss)	$16,875	$(42,297)	59,172	(139.9%)

International Offshore:
Number of rigs (as of end of period)	10	9
Revenue	$48,120	$147,166	$(99,046)	(67.3%)
Operating expenses	52,877	70,705	(17,828)	(25.2%)
Asset impairment	47,523	—	47,523	n/m
Depreciation and amortization expense	24,727	26,556	(1,829)	(6.9%)
General and administrative expenses	(4,524)	(976)	(3,548)	n/m

Operating income (loss)	$(72,483)	$50,881	(123,364)	n/m

Inland:
Number of barges (as of end of period)	17	17
Revenue	$12,544	$13,127	$(583)	(4.4%)
Operating expenses	14,214	13,158	1,056	8.0%
Depreciation and amortization expense	6,417	8,028	(1,611)	(20.1%)
General and administrative expenses	176	513	(337)	(65.7%)

Operating loss	$(8,263)	$(8,572)	309	(3.6%)

Domestic Liftboats:
Number of liftboats (as of end of period)	39	41
Revenue	$26,673	$27,491	$(818)	(3.0%)
Operating expenses	19,630	20,418	(788)	(3.9%)
Depreciation and amortization expense	7,640	7,501	139	1.9%
General and administrative expenses	1,142	1,031	111	10.8%

Operating loss	$(1,739)	$(1,459)	(280)	19.2%

International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$62,547	$59,353	$3,194	5.4%
Operating expenses	30,202	29,222	980	3.4%
Depreciation and amortization expense	9,053	9,474	(421)	(4.4%)
General and administrative expenses	2,783	3,096	(313)	(10.1%)

Operating income	$20,509	$17,561	2,948	16.8%

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Total Company:
Revenue	$322,270	$329,579	$(7,309)	(2.2%)
Operating expenses	232,326	220,709	11,617	5.3%
Asset impairment	47,523	—	47,523	n/m
Depreciation and amortization	85,373	84,804	569	0.7%
General and administrative	24,187	29,646	(5,459)	(18.4%)

Operating loss	(67,139)	(5,580)	(61,559)	n/m
Interest expense	(39,962)	(38,646)	(1,316)	3.4%
Loss on extinguishment of debt	(9,156)	—	(9,156)	n/m
Other, net	88	(1,668)	1,756	(105.3%)

Loss before income taxes	(116,169)	(45,894)	(70,275)	n/m
Income tax benefit	22,756	17,948	4,808	26.8%

Loss from continuing operations	(93,413)	(27,946)	(65,467)	n/m
Loss from discontinued operations, net of taxes	—	(9,703)	9,703	n/m

Net loss	$(93,413)	$(37,649)	$(55,764)	n/m

“n/m” means not meaningful.

The following table sets forth selected operational data by operating segment for the period indicated:

	Six Months Ended June 30, 2012
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	2,954	3,276	90.2%	$58,357	$35,227
International Offshore	576	1,274	45.2%	83,542	41,505
Inland	404	546	74.0%	31,050	26,033
Domestic Liftboats	3,235	6,053	53.4%	8,245	3,243
International Liftboats	2,581	3,662	70.5%	24,234	8,247

	Six Months Ended June 30, 2011
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	1,847	2,443	75.6%	$44,636	$35,696
International Offshore	1,146	1,448	79.1%	128,417	48,829
Inland	477	543	87.8%	27,520	24,232
Domestic Liftboats	3,430	6,635	51.7%	8,015	3,077
International Liftboats	2,665	4,163	64.0%	22,271	7,019

For the Six Months Ended June 30, 2012 and 2011

Revenue

Consolidated. The decrease in consolidated revenue is described below.

Domestic Offshore. The rigs acquired from Seahawk contributed to $49.0 million of the increase in revenue from our Domestic Offshore segment. Excluding the revenue from the rigs acquired from Seahawk, revenue increased approximately $24.0 million due to increased operating days for the legacy Hercules rigs to 1,908 days during the Current Period from 1,481 days during the Comparable Period. In addition, an increase in average dayrates for the legacy Hercules rigs, $55,628 in the Current Period compared to $44,011 in the Comparable Period, contributed to an approximate $17 million increase in revenue.

International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$26.1 million decrease from Hercules 258 as it was warm stacked during most of the Current Period;

•

$19.6 million decrease from Hercules 261 as it was in the shipyard preparing for a new contract a portion of the year which contributed to an approximate $10 million decrease and it operated at a lower average dayrate which contributed to an approximate $10 million decrease;

•

$19.0 million decrease from Hercules 262 as it was in the shipyard preparing for a new contract a portion of the year which contributed to an approximate $9 million decrease and it operated at a lower average dayrate which contributed to an approximate $10 million decrease;

•

$15.5 million decrease from Hercules 208 as it was preparing for a new contract in Indonesia during the first Quarter which contributed to an approximate $9 million decrease and it operated at a lower average dayrate which contributed to an approximate $6 million decrease;

•

$11.9 million decrease from Hercules 260 as it operated at a lower dayrate in the Current Period than in the Comparable Period and did not provide marine package services as were provided under the contract in the Comparable Period;

•	$8.4 million decrease from Hercules 185 as it was not working in the Current Period;

Inland. The decrease in revenue from our Inland segment resulted from a decline in operating days in the Current Period as compared to the Comparable Period which contributed to an approximate $2 million decrease in revenue. Partially offsetting this decrease, average dayrates increased in the Current Period as compared to the Comparable Period contributing to an approximate $1 million increase in revenue.

Domestic Liftboats. The decrease in revenue from our Domestic Liftboats segment resulted from an approximate $2 million decrease in revenue due to a decline in operating days in the Current Period as compared to the Comparable Period. Partially offsetting this decrease, average revenue per liftboat per day increased in the Current Period as compared to the Comparable Period contributing to an approximate $1 million increase in revenue.

International Liftboats. The increase in revenue from our International Liftboats segment resulted from an increase in average revenue per liftboat per day in the Current Period as compared to the Comparable Period contributing to an approximate $5 million increase in revenue. Partially offsetting this increase was an approximate $2 million decrease in revenue due to a decline in operating days in the Current Period as compared to the Comparable Period.

Operating Expenses

Consolidated. The increase in consolidated operating expenses is described below.

Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment was due primarily to approximately $26 million related to the rigs acquired from Seahawk. Excluding the operating expenses related to the rigs acquired from Seahawk, operating expenses increased approximately $2 million driven by an increase in labor costs of $7.2 million, fewer gains on asset sales of $2.8 million in the Current Period as compared to the Comparable Period, as well as current period accrued sales and use tax expense of $2.3 million related to several multi-year sales and use tax audits. These increases were partially offset by a decrease in costs associated with workers’ compensation, equipment rentals, and insurance premiums of $5.2 million, $3.1 million and $2.1 million, respectively.

International Offshore. Platform 3 contributed a $9.3 million decrease to operating expenses in the Current Period as compared to the Comparable Period primarily due to the approximate $8 million of costs incurred in the Comparable Period for the permanent importation of the rig. Additionally, Hercules 258 contributed a $8.6 million decrease in operating expenses as it only worked twelve days in the Current Period before it was warm stacked.

Inland. The increase in operating expenses for our Inland segment is due to current period accrued sales and use tax expense of $2.3 million related to several multi-year sales and use tax audits offset by $0.8 million of additional gains on asset sales in the Current Period as compared to the Comparable period.

Domestic Liftboats. The decrease in operating expenses for our Domestic Liftboats segment related to the $1.8 million gain recognized on the loss of the Starfish recovered from insurance underwriters in excess of the net book value, partially offset by an increase in workers’ compensation costs of $1.0 million.

International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to the $1.0 million of incremental costs associated with the mobilization of the Kingfish to the Middle East as well as an increase in workers’ compensation costs of $0.8 million. Partially offsetting these increases is a $1.6 million gain recognized on the loss of the Mako recovered from insurance underwriters in excess of the net book value.

Asset Impairment

We recorded an asset impairment charge of $47.5 million of which $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the rig’s contract.

General and Administrative Expenses

The decrease in general and administrative expenses is primarily related to a $3.4 million reduction in bad debt expense in the Current Period as compared to the Comparable Period primarily due to the Company’s recovery of $10 million in the Current Period, of which $8.8 million was recognized as a benefit to bad debt expense and $1.2 million was recognized as revenue, compared to $5 million in the Comparable Period from one international customer. Additionally, the Comparable Period included $2.9 million of transaction costs in its Domestic Offshore segment associated with the Seahawk transaction.

Interest Expense

The increase in interest expense is primarily related to the increase in interest rates and total amount of debt outstanding after the issuance of the 7.125% Senior Secured Notes and 10.25% Senior Notes and termination of the Term Loan.

Other Income (Expense), net

The increase in other income is primarily due to the gain recognized in the Current Period for the change in the fair value of our warrants issued from Discovery Offshore as compared to a loss on the same in the Comparable Period.

Loss on Extinguishment of Debt

During the second quarter of 2012, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012, we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.

Income Tax Benefit

Our income tax effective rate of 19.6% during the Current Period, compared to an effective rate of 39.1% for the Comparable Period, decreased primarily due to mix of earnings (losses) from different jurisdictions as well as discrete items recorded in the current period. In some cases our income tax is based on gross revenues or deemed profits under local tax laws rather than income before taxes. In addition, our assets move between taxing jurisdictions and operating structures with differing tax rates. As a result, variations in our effective tax rate from period to period may have limited correlation with pre-tax income or loss.

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

The following table presents a reconciliation of the GAAP financial measure to the corresponding adjusted financial measure (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operating Loss	$(38,569)	$(3,958)	$(67,139)	$(5,580)
Adjustments:
Asset impairment	47,523	—	47,523	—

Total adjustments	47,523	—	47,523	—

Adjusted Operating Income (Loss)	$8,954	$(3,958)	$(19,616)	$(5,580)

Loss from Continuing Operations	$(55,071)	$(14,303)	$(93,413)	$(27,946)
Adjustments:
Asset impairment	47,523	—	47,523	—
Loss on extinguishment of debt	9,156	—	9,156	—
Tax impact of adjustments	(19,838)	—	(19,838)	—

Total adjustments	36,841	—	36,841	—

Adjusted Loss from Continuing Operations	$(18,230)	$(14,303)	$(56,572)	$(27,946)

Diluted Loss per Share from Continuing Operations	$(0.35)	$(0.11)	$(0.63)	$(0.23)
Adjustments:
Asset impairment	0.30	—	0.32	—
Loss on extinguishment of debt	0.06	—	0.06	—
Tax impact of adjustments	(0.13)	—	(0.13)	—

Total adjustments	0.23	—	0.25	—

Adjusted Diluted Loss per Share from Continuing Operations	$(0.12)	$(0.11)	$(0.38)	$(0.23)

Loss from Continuing Operations	$(55,071)	$(14,303)	$(93,413)	$(27,946)
Interest expense	20,293	20,140	39,962	38,646
Income tax benefit	(13,868)	(11,269)	(22,756)	(17,948)
Depreciation and amortization	42,395	43,011	85,373	84,804

EBITDA	(6,251)	37,579	9,166	77,556

Adjustments:
Asset impairment	47,523	—	47,523	—
Loss on extinguishment of debt	9,156	—	9,156	—

Total adjustments	56,679	—	56,679	—

Adjusted EBITDA	$50,428	$37,579	$65,845	$77,556

CRITICAL ACCOUNTING POLICIES

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

Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, as well as our customers’ ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers appear to be increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the current high price for crude oil. Further, it is our understanding that much of the crude oil produced from the U.S. Gulf of Mexico is sold at Louisiana Light Sweet (“LLS”) posted prices, which trades at a premium to other crude benchmarks, such as West Texas Intermediate (“WTI”). As of July 18, 2012, the spot price for LLS crude was $105.97 per barrel, compared to WTI spot price of $89.87 per barrel. Crude oil prices have experienced a sharp decline since late March 2012, before partially rebounding in July. During this period of oil price volatility, we have not experienced a reduction in demand for our services and we believe current oil prices remain supportive of a continuation of recent activity levels.

In the wake of the Macondo well blowout incident, new regulations for offshore drilling imposed by the former U.S. Bureau of Ocean Energy Management, Regulation Enforcement (“BOEMRE”) in June 2010 have resulted in our customers experiencing significant delays in obtaining necessary permits to operate in the U.S. Gulf of Mexico. While we believe that the current state of the permit approval process appears to have improved since the advent of these new regulations, and the trend in the number of permits issued by the Bureau of Safety and Environmental Enforcement over the past quarter has increased from prior periods, it is likely that our customers will continue to experience some degree of delay in obtaining drilling permits for the foreseeable future.

The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, excluding rigs scheduled to move to international locations, has declined from approximately 63 rigs in late 2008 to 39 rigs as of July 18, 2012, of which we estimate that 37 rigs are contracted.

We are encouraged by the reduction in the marketed supply of jackup rigs in the U.S. Gulf of Mexico, and the relatively limited supply of uncontracted rigs. Crude oil prices are also encouraging as they remain high from a historical perspective, despite the recent pull back since March 2012. These factors have contributed to maintaining a healthy level of rig demand and pricing in the region. Tempering these positive conditions in the U.S. Gulf of Mexico is the market expectation for a prolonged period of low natural gas prices. We are also experiencing higher labor costs in 2012, as strong drilling activity in the U.S. has led to a tightening of skilled labor across the oilfield service industry. In addition, any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore’s financial results.

Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Strong crude oil prices, capital budget announcements by National and International Oil Companies, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2012. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply from newly constructed rigs. As of July 18, 2012, there were 381 existing jackup rigs, excluding cold staked rigs, that are actively marketed in international regions, of which only 27 rigs were uncontracted. However, there are approximately 24 cold stacked jackup rigs in the international markets. In addition, globally, there are an estimated 93 new jackup rigs either under construction, on order, or planned for delivery globally through 2015, of which 68 are without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will absorb a significant portion of the incremental supply of newbuild drilling rigs.

Our international drilling fleet consists of nine jackup rigs, including the recently acquired Hercules 266, and one platform rig. Four of our rigs and our platform rig are under long term (multi-year) contracts. One of these rigs, Hercules 185, is not expected to return to service, due to extensive leg damage which will prevent the rig from recommencement of its multi-year contract. The Hercules 266 is currently undergoing contract specific capital upgrade work before commencing on a three year contract. We anticipate contract commencement in December 2012, based on timely execution at the shipyard and customer acceptance of the rig.

Activity for inland barge drilling in the U.S. generally follows similar drivers as drilling in the U.S. Gulf of Mexico Shelf, with activity following operators’ expectations of prices for natural gas and crude oil. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. Inland activity levels stabilized in 2010, but remain depressed relative to historical levels. As of July 16, 2012, we estimate there were 25 marketed barge rigs, of which 22 were contracted. We expect industry activity levels to remain relatively flat through 2012, barring a significant increase in natural gas prices and/or property transfers to new operators that may spur drilling activity in this region.

Liftboats

Demand for liftboats is typically a function of our customers’ demand for platform inspection and maintenance, well maintenance, well plugging and abandonment, offshore construction and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. In addition, liftboat demand in the U.S. Gulf of Mexico typically experiences seasonal fluctuations, due in large part to the operating limitations of liftboats in rough waters, which tend to occur during the winter months. We expect our utilization for the second half of 2012 to follow similar seasonal trends, with possible modest pricing improvement relative to year ago levels. On occasion, domestic liftboat demand will experience a sharp increase due to the occurrence of exogenous events such as hurricanes or maritime incidents that result in extraordinary damage to offshore infrastructure or require coastal restoration work.

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

Our International Liftboat segment is driven by our customers’ demand for production, platform maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the near term, we expect the liftboat market in West Africa to potentially be impacted by additional vessels mobilizing into the region, which may place pressure on utilization and pricing for our liftboat fleet. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels. This has led us to mobilize one of our liftboats from the U.S., the Kingfish, to the Middle East, which we expect will be available for hire in late 2012, after it undergoes capital upgrade work to meet local market demand.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for the six month period ended June 30, 2012 are as follows (in millions):

Net Cash Provided by Operating Activities	$24.6
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets	(40.0)
Investments in Marketable Securities, Net	(30.0)
Additions of Property and Equipment	(47.5)
Deferred Drydocking Expenditures	(7.3)
Insurance Proceeds Received	20.7
Proceeds from Sale of Assets and Businesses, Net	10.4
Decrease in Restricted Cash	1.6

Total	(92.1)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	500.0
Long-term Debt Repayments	(452.9)
Redemption of 3.375% Convertible Senior Notes	(27.6)
Common Stock Issuance	96.7
Payment of Debt Issuance Costs	(7.7)
Other	0.1

Total	108.6

Net Increase in Cash and Cash Equivalents	$41.1

Sources of Liquidity and Financing Arrangements

Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, in certain instances we would be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt or for general corporate purposes. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of June 30, 2012, the notional amount of these notes outstanding was $68.3 million. We intend to meet these obligations through one or more of the following: our unrestricted cash balance, cash flow from operations, asset sales, and future debt or equity offerings.

Cash Requirements and Contractual Obligations

Debt

Our current debt structure is used to fund our business operations.

We previously had a $575.3 million credit facility, consisting of a $435.3 million term loan facility and a $140.0 million revolving credit facility, which was repaid and terminated on April 3, 2012. Under the prior credit agreement, as amended, which governed the prior secured credit facility, we had to, among other things, make certain mandatory prepayments of debt outstanding under the credit facility. Accordingly, in addition to our scheduled payments, in January 2012, we used the net proceeds from asset sales to retire $17.6 million of the outstanding balance of our term loan facility as required under the prior credit agreement.

On April 3, 2012, we entered into a new Credit Agreement, which governs the new credit facility (the “Credit Agreement”), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. In connection with these events, we terminated our prior credit agreement dated July 11, 2007, as amended to date. On April 3, 2012, we repaid in full all outstanding indebtedness under the prior secured credit facility, and the liens securing such obligations were terminated. There were no termination penalties incurred by us in connection with the termination of the prior secured credit facility. In connection with the termination of the prior secured credit facility, we recognized a pretax charge of $1.4 million, $0.9 million, net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012, for the write off of unamortized issuance costs related to the term loan. Additionally, we recognized a pretax charge of $6.4 million, $4.2 million net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012, related to our debt refinancing. As of June 30, 2012, no amounts were outstanding and $0.5 million in letters of credit had been issued under the senior secured revolving credit facility, therefore, the remaining availability under this facility was $74.5 million.

We may prepay borrowings under the new revolving credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events, preferred stock issuances and debt issuances, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the Credit Agreement. All borrowings under the new revolving credit facility mature on April 3, 2017.

Borrowings under the Credit Agreement bear interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent’s corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 3.0% and 4.5%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 4.0% and 5.5%, depending on our leverage ratio. We will pay a per annum fee on all letters of credit issued under the Credit Agreement, which fee will equal the applicable margin for loans accruing interest based on the Eurodollar rate, and we will pay a commitment fee of 0.75% per annum on the unused availability under the Credit Agreement.

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

Maximum Secured
Period			Leverage Ratio
April 1, 2012	—	September 30, 2012	4.25 to 1.00
October 1, 2012 and thereafter			3.50 to 1.00

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

7.125% Senior Secured Notes due 2017

On April 3, 2012, we completed the issuance and sale of $300.0 million aggregate principal amount of senior secured notes at a coupon rate of 7.125% (“7.125% Senior Secured Notes”) with maturity in April 2017. These notes were sold at par and we received net proceeds from the offering of the notes of $293.0 million after deducting the initial purchasers’ discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 7.125% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

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

10.25% Senior Notes due 2019

On April 3, 2012, we completed the issuance and sale of $200.0 million aggregate principal amount of senior notes at a coupon rate of 10.25% (“10.25% Senior Notes”) with maturity in April 2019. These notes were sold at par and we received net proceeds from the offering of the notes of $195.4 million after deducting the initial purchasers’ discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 10.25% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

The 10.25% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our new revolving credit facility that was executed on April 3, 2012.

10.5% Senior Notes due 2017 (Formerly Secured prior to April 3, 2012)

On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% with maturity in October 2017. The interest on the 10.5% Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. As of June 30, 2012, $300.0 million notional amount of the 10.5% Senior Notes was outstanding.

The indenture governing the 10.5% Senior Notes provides that all the liens securing the notes may be released if our total amount of secured indebtedness, other than the 10.5% Senior Notes, does not exceed the lesser of $375.0 million and 15.0% of our consolidated tangible assets. We refer to such a release as a “collateral suspension.” When a collateral suspension is in effect, the 10.5% Senior Notes due 2017 become unsecured. Following the closing of the recent transactions and the use of proceeds thereof to repay in full the prior secured credit facility, the liens securing the 10.5% Senior Notes were released on April 3, 2012. The indenture governing the 10.5% Senior Notes also provides that if, after any such collateral suspension, the aggregate principal amount of our total secured indebtedness, other than the 10.5% Senior Notes due 2017, were to exceed the greater of $375.0 million and 15.0% of our consolidated tangible assets, as defined in such indenture, then the collateral obligations of the Company and guarantors thereunder will be reinstated and must be complied with within 30 days of such event.

The 10.5% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our new revolving credit facility that was executed on April 3, 2012.

The Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.

The Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to:

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

3.375% Convertible Senior Notes due 2038

On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of June 30, 2012, $68.3 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding.

The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2012, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.4 million.

We determined that upon maturity or redemption we have the intent and ability to settle the principal amount of our 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of our Common Stock.

During the quarter ended June 30, 2012, we repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million that is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2012. The settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

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

In April 2012, we completed the annual renewal of all of our key insurance policies. Our primary marine package provides for hull and machinery coverage for substantially all of our rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.6 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25 million per occurrence with additional excess liability coverage up to $200 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. We also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from our vessels and drilling rigs, with primary limits of $5 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200 million.

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid or that does not naturally close itself off through what is typically described as “bridging over”. We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, expenses incurred to redrill wild or lost wells and pollution, with excess liability coverage up to $200 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.

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

In 2012, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54% and a maturity date of March 2013, of which $24.1 million was outstanding as insurance notes payable as of June 30, 2012. The $5.2 million outstanding in insurance notes payable as of December 31, 2011 was fully paid by the maturity date of March 2012.

Insurance Claims

In September 2011, we were conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. We have an insurance claims receivable of $5.6 million as of June 30, 2012 related to repair costs incurred in excess of the deductible. During the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced additional damage to its legs. We conducted a survey of the rig’s legs above and below the water line and discovered extensive damage to various portions of the rig’s legs. At this time, we believe that it is unfeasible to repair the damage and return the rig to service. We have notified our customer regarding the condition of the rig and we intend on negotiating with the customer regarding the appropriate resolution of the existing contract for the rig. Additionally, we have notified our insurance underwriters of the additional damage and will make a claim under our insurance policies once the full extent of the damage has been identified. While we believe the damage to the rig is covered by our insurance policies, until a full investigation into the incidents and the damage is completed, it is difficult to predict the amount of any insurance recovery. The rig has an insured value of $35 million.

Capital Expenditures

We currently expect capital expenditures and drydocking during the second half of 2012 to range between $100 to $110 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment and upgrades to our rigs and liftboats. Planned capital expenditures also reflect contract specific requirements related primarily to various international rigs, including the Hercules 266, which was acquired in March 2012 and is currently undergoing extensive upgrade and preparation work prior to the rig’s multi-year contract commencement. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2012. Should we elect to reactivate cold stacked rigs or upgrade and refurbish additional selected rigs or liftboats, our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations.

•	Settled $5.2 million of insurance notes payable outstanding at December 31, 2011;

•	Financed $30.1 million related to the renewal of certain of our insurance policies;

•	Retired $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes;

•	Repaid $452.9 million of our prior secured credit facility outstanding at December 31, 2011 and terminated such facility;

•	Issued $300.0 million aggregate principal amount of 7.125% Senior Secured Notes due 2017;

•	Issued $200.0 million aggregate principal amount of 10.25% Senior Notes due 2019;

•	Entered into a new credit agreement that provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our international contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our plans to dispose of certain assets;

•	expected completion times for our repair, refurbishment and upgrade projects, including the upgrade project for the Hercules 266, which we recently acquired;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing of shipyard projects and refurbishments and the return of the idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims and disputes and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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

Interest Rate Exposure

We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.

Fair Value of Warrants and Derivative Asset

At June 30, 2012, the fair value of derivative instruments was $2.0 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,258
50% increase in stock price	2,744
10% increase in assumed volatility	686
25% decrease in stock price	(993)
50% decrease in stock price	(1,664)
10% decrease in assumed volatility	(719)

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

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under Plan (2)
April 1-30, 2012	103	$4.68	N/A	N/A
May 1-31, 2012	1,633	4.75	N/A	N/A
June 1-30, 2012	221	3.50	N/A	N/A

Total	1,957	4.61	N/A	N/A

(1)	Represents the surrender of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Hercules Offshore, Inc. filed on May 15, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 18, 2012).

4.1	Indenture dated as of April 3, 2012, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 6, 2012 (the “April 2012 Form 8-K”)).

4.2	Form of 7.125% Senior Secured Note due 2017 (incorporated by reference to and included as Exhibit A to Exhibit 4.1 of the April 2012 Form 8-K).

4.3	Indenture dated as of April 3, 2012, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to the April 2012 Form 8-K).

4.4	Form of 10.25% Senior Note due 2019 (incorporated by reference to and included as Exhibit A to Exhibit 4.4 of the April 2012 Form 8-K).

4.5	Credit Agreement dated as of April 3, 2012, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.5 to the April 2012 Form 8-K).

10.1	Representative Supplement No. 1 dated as of April 3, 2012, among Hercules Offshore, Inc., the subsidiaries party thereto as guarantors, Deutsche Bank Trust Company Americas, as Controlling Agent for the Senior Secured Parties and Authorized Representative for the Senior Loan Secured Parties, and U.S. Bank National Association, as New Representative (incorporated by reference to Exhibit 10.1 to the April 2012 Form 8-K).

10.2	Joinder, Resignation and Acknowledgment dated as of April 3, 2012, among Hercules Offshore, Inc., the subsidiaries party thereto, UBS AG, Stamford Branch, as resigning Bank Collateral Agent and as resigning Controlling Agent, and Deutsche Bank Trust Company Americas, as Authorized Representative for new Senior Loan Secured Parties, as new Bank Collateral Agent, and as new Controlling Agent (incorporated by reference to Exhibit 10.2 to the April 2012 Form 8-K).

10.3*	Form of Phantom Stock Agreement for Chief Executive Officer.

10.4*	Form of Phantom Stock Agreement for Employees.

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

Date: July 27, 2012