Form 10-Q
period 2012-09-30
HERCULES OFFSHORE, INC.
filed 2012-10-25
CIK 1330849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 22, 2012
158,587,627

HERCULES OFFSHORE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$271,550	$134,351
Restricted Cash	3,994	9,633
Accounts Receivable, Net of Allowance for Doubtful Accounts of $834 and $11,460 as of September 30, 2012 and December 31, 2011, Respectively	152,037	153,688
Prepaids	24,675	16,352
Current Deferred Tax Asset	15,536	15,543
Assets Held for Sale	7,840	—
Other	11,322	20,435

	486,954	350,002
Property and Equipment, Net	1,464,165	1,591,791
Equity Investment	38,460	34,735
Other Assets, Net	39,833	30,176

	$2,029,412	$2,006,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$66,335	$22,130
Accounts Payable	57,652	49,370
Accrued Liabilities	70,143	70,421
Interest Payable	36,120	9,899
Insurance Notes Payable	18,165	5,218
Other Current Liabilities	30,467	18,366

	278,882	175,404
Long-term Debt, Net of Current Portion	797,797	818,146
Deferred Income Taxes	51,379	83,503
Other Liabilities	24,108	21,098
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 and 200,000 Shares Authorized, Respectively; 160,659 and 139,798 Shares Issued, Respectively; 158,579 and 137,899 Shares Outstanding, Respectively	1,607	1,398
Capital in Excess of Par Value	2,158,495	2,057,824
Treasury Stock, at Cost, 2,080 Shares and 1,899 Shares, Respectively	(53,100)	(52,184)
Retained Deficit	(1,229,756)	(1,098,485)

	877,246	908,553

	$2,029,412	$2,006,704

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$184,888	$162,991	$507,158	$492,570
Costs and Expenses:
Operating Expenses	85,608	111,372	317,934	332,081
Asset Impairment	60,693	—	108,216	—
Depreciation and Amortization	40,805	43,895	126,178	128,699
General and Administrative	15,738	10,757	39,925	40,403

	202,844	166,024	592,253	501,183

Operating Loss	(17,956)	(3,033)	(85,095)	(8,613)
Other Income (Expense):
Interest Expense	(19,869)	(20,389)	(59,831)	(59,035)
Loss on Extinguishment of Debt	—	—	(9,156)	—
Other, Net	676	(1,595)	764	(3,263)

Loss Before Income Taxes	(37,149)	(25,017)	(153,318)	(70,911)
Income Tax Benefit (Provision)	(709)	7,973	22,047	25,921

Loss from Continuing Operations	(37,858)	(17,044)	(131,271)	(44,990)
Income (Loss) from Discontinued Operations, Net of Taxes	—	52	—	(9,651)

Net Loss	$(37,858)	$(16,992)	$(131,271)	$(54,641)

Basic and Diluted Loss Per Share:
Loss from Continuing Operations	$(0.24)	$(0.12)	$(0.86)	$(0.35)
Income (Loss) from Discontinued Operations	—	—	—	(0.08)

Net Loss	$(0.24)	$(0.12)	$(0.86)	$(0.43)

Basic and Diluted Weighted Average Shares Outstanding	158,573	137,887	152,098	128,000

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(131,271)	$(54,641)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	126,178	130,355
Stock-Based Compensation Expense	5,141	3,898
Deferred Income Taxes	(33,120)	(47,458)
Benefit for Doubtful Accounts Receivable	(8,841)	(12,240)
Amortization of Deferred Financing Fees	2,450	2,877
Amortization of Original Issue Discount	3,187	3,305
Gain on Insurance Settlement	(30,668)	—
(Gain) Loss on Disposal of Assets, Net	(24,563)	5,495
Non-Cash Portion of Loss on Extinguishment of Debt	2,738	—
Asset Impairment	108,216	—
Other	(838)	2,868
(Increase) Decrease in Operating Assets —
Accounts Receivable	7,992	7,622
Prepaid Expenses and Other	2,033	21,744
Increase (Decrease) in Operating Liabilities —
Accounts Payable	9,013	(9,013)
Insurance Notes Payable	(17,151)	(18,778)
Other Current Liabilities	35,821	13,260
Other Liabilities	2,896	9,073

Net Cash Provided by Operating Activities	59,213	58,367
Cash Flows from Investing Activities:
Acquisition of Assets	(40,000)	(25,000)
Additions of Property and Equipment	(82,150)	(33,508)
Deferred Drydocking Expenditures	(9,814)	(12,859)
Cash Paid for Equity Investment	(4,288)	(34,155)
Insurance Proceeds Received	54,139	—
Proceeds from Sale of Assets, Net	49,854	58,440
(Increase) Decrease in Restricted Cash	1,621	(2,476)

Net Cash Used in Investing Activities	(30,638)	(49,558)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	500,000	—
Long-term Debt Repayments	(452,909)	(18,615)
Redemption of 3.375% Convertible Senior Notes	(27,606)	—
Common Stock Issuance	96,696	—
Payment of Debt Issuance Costs	(7,717)	(2,109)
Other	160	2,523

Net Cash Provided by (Used in) Financing Activities	108,624	(18,201)

Net Increase (Decrease) in Cash and Cash Equivalents	137,199	(9,392)
Cash and Cash Equivalents at Beginning of Period	134,351	136,666

Cash and Cash Equivalents at End of Period	$271,550	$127,274

The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. General

Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 11). At September 30, 2012, the Company owned a fleet of 40 jackup rigs, sixteen barge rigs, two submersible rigs, and 58 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.

The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and investments in commercial paper and all highly liquid investments with original maturities of three months or less.

Common Stock Offering

In March 2012, the Company raised approximately $96.7 million in net proceeds, after adjusting for underwriting discounts and expected offering expenses, from an underwritten public offering of 20.0 million shares of its common stock, par value $0.01 per share at a price to the public of $5.10 per share ($4.86 net of underwriting discounts). The Company used a portion of the net proceeds from the share offering to fund a portion of the purchase price for the acquisition of the Hercules 266 and will use the remaining net proceeds for general corporate purposes as well as the costs associated with the upgrade and mobilization of the Hercules 266.

Termination of Foreign Corrupt Practice Act Investigations

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

On April 24, 2012, the Company received a letter from the DOJ notifying the Company that the DOJ has closed its inquiry into the Company regarding possible violations of the FCPA and does not intend to pursue enforcement action against the Company or impose any fines or penalties against the Company. The DOJ indicated that its decision to close the matter was “based on a number of factors, including, but not limited to, the thorough investigation undertaken by Hercules and the steps that Hercules has taken in the past and continues to take to enhance its compliance program, including efforts to ensure compliance with the FCPA.” Additionally, on August 7, 2012, the Company received a letter from the SEC notifying the Company that the SEC staff has completed its investigation into the Company regarding possible violations of the FCPA and does not intend to pursue enforcement action against the Company or impose any fines or penalties against the Company. As a result of these terminations by the SEC and the DOJ, there are no open FCPA investigations against the Company.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

2. Supplemental Financial Information

Supplemental Consolidated Balance Sheet Information is as follows:

	As of September 30,	As of December 31,
	2012	2011
	(in thousands)
Other:
Insurance Claims Receivable	$1,774	$9,567
Deferred Expense-Current Portion	7,968	3,811
Other	1,580	7,057

	$11,322	$20,435

Other Current Liabilities:
Deferred Revenue-Current Portion	$14,693	$8,461
Taxes Payable	8,046	4,763
Other	7,728	5,142

	$30,467	$18,366

3. Earnings Per Share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6.2 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for both the three and nine months ended September 30, 2012. Stock equivalents of 5.7 million and 6.5 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the three and nine months ended September 30, 2011, respectively.

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

The unaudited pro forma financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In millions, except per share amounts)
Revenue	$163.0	$526.0
Net Loss	(16.6)	(52.8)
Basic loss per share	(0.12)	(0.38)
Diluted loss per share	(0.12)	(0.38)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

The amount of revenue and net income related to the net assets acquired from Seahawk included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2011 is as follows:

	Three months ended September 30, 2011	April 27, 2011 through September 30, 2011
	(in millions)
Revenue	$24.8	$42.0
Net income	1.1	2.7

The Company incurred transaction costs in the amount of $0.5 million and $3.6 million for the three and nine months ended September 30, 2011 related to the Seahawk Transaction of which $0.5 million and $3.4 million, respectively are included in General and Administrative on the Consolidated Statements of Operations. The remaining $0.2 million in transaction costs are included in Operating Expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2011.

5. Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the nine months ended September 30, 2012 and 2011:

Rig	Segment	Period of Sale	Proceeds	Gain/(Loss)
			(in thousands)
2012:
Hercules 2501	Domestic Offshore	June 2012	$7,000	$5,465
Hercules 29	Inland	July 2012	900	770
Platform Rig 3 (b)	International Offshore	August 2012	35,516	18,350
Hercules 101	Domestic Offshore	September 2012	1,200	—

			$44,616	$24,585

2011:
Hercules 78	Domestic Offshore	May 2011	$1,700	$20
Various (a)	Delta Towing	May 2011	30,000	(13,359)
Hercules 152	Domestic Offshore	July 2011	5,000	271
Hercules 190	Domestic Offshore	September 2011	2,000	1,440
Hercules 254	Domestic Offshore	September 2011	2,054	369

			$40,754	$(11,259)

(a)	The Company completed the sale of substantially all of Delta Towing's assets and certain liabilities (“The Delta Towing Sale”).
(b)	The gain on sale of Platform Rig 3 and related legal entities is included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

Assets Held for Sale

In October 2012, the Company sold the Hercules 252 for gross proceeds of $8.0 million and the financial information for this rig has been reported as part of the Domestic Offshore segment. The Consolidated Statements of Operations for the three and nine months ended September 30, 2012 include an impairment charge of approximately $25.5 million ($16.6 million, net of tax), which is included in Asset Impairment, related to the write-down of Hercules 252 to fair value less estimated cost to sell. As of September 30, 2012, the net book value of the Hercules 252 of $7.8 million is included in Assets Held for Sale on the Consolidated Balance Sheet.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

Discontinued Operations

The results of operations of the Delta Towing segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 as discontinued operations.

Operating results of the Delta Towing segment were as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Revenue	$—	$9,822

Income (Loss) Before Income Taxes	$84	$(15,703)
Income Tax Benefit (Provision)	(32)	6,052

Income (Loss) from Discontinued Operations, Net of Taxes	$52	$(9,651)

The nine months ended September 30, 2011 includes a loss of $13.4 million, or $8.2 million net of taxes, in connection with the Delta Towing Sale.

6. Debt

Debt is comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Term Loan Facility, due July 2013	$—	$452,909
7.125% Senior Secured Notes, due April 2017	300,000	—
10.5% Senior Notes, due October 2017	294,287	293,676
10.25% Senior Notes, due April 2019	200,000	—
3.375% Convertible Senior Notes, due June 2038	66,335	90,180
7.375% Senior Notes, due April 2018	3,510	3,511

Total Debt	864,132	840,276
Less Short-term Debt and Current Portion of Long-term Debt	66,335	22,130

Total Long-term Debt, Net of Current Portion	$797,797	$818,146

Senior Secured Credit Agreement

The Company previously had a $575.3 million credit agreement, consisting of a $435.3 million term loan facility and a $140.0 million revolving credit facility, which was repaid and terminated on April 3, 2012. Under the prior credit agreement, as amended, which governed the prior secured credit facility, the Company had to, among other things, make certain mandatory prepayments of debt outstanding under the credit facility. Accordingly, in addition to its scheduled payments, in January 2012, the Company used the net proceeds from asset sales to retire $17.6 million of the outstanding balance of the Company’s term loan facility as required under the prior credit agreement.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

On April 3, 2012, the Company entered into a new credit agreement (the “Credit Agreement”), which governs its new senior secured revolving credit facility (the “Credit Facility”), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. In connection with these events, the Company terminated its prior credit agreement dated July 11, 2007, as amended to date. On April 3, 2012, the Company repaid in full all outstanding indebtedness under the prior secured credit facilities, and the liens securing such obligations were terminated. There were no termination penalties incurred by the Company in connection with the termination of the prior secured credit facility. In connection with the termination of the prior secured credit facility, the Company recognized a pretax charge of $1.4 million, $0.9 million, net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012, for the write off of unamortized issuance costs related to the term loan. Additionally, the Company recognized a pretax charge of $6.4 million, $4.2 million net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012, related to the Company’s debt refinancing. As of September 30, 2012, no amounts were outstanding and $0.3 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $74.7 million.

The Company may prepay borrowings under the Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events, preferred stock issuances and debt issuances, but these mandatory prepayments do not require any reduction of the lenders' commitments under the Credit Agreement. All borrowings under the Credit Facility mature on April 3, 2017.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 3.0% and 4.5%, depending on the Company's leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 4.0% and 5.5%, depending on the Company's leverage ratio. The Company will pay a per annum fee on all letters of credit issued under the Credit Facility, which fee will equal the applicable margin for loans accruing interest based on the Eurodollar rate, and the Company will pay a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.

In addition, during any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is as follows:

Period			Maximum Secured Leverage Ratio
April 1, 2012	—	September 30, 2012	4.25 to 1.00
October 1, 2012 and thereafter			3.50 to 1.00

The Company's obligations under the Credit Agreement are guaranteed by substantially all of the Company’s current domestic subsidiaries (collectively, the “Guarantors”), and the obligations of the Company and the Guarantors are secured by liens on substantially all of the vessels owned by the Company and the Guarantors, together with certain accounts receivable, equity of subsidiaries, equipment and other assets.

7.125% Senior Secured Notes due 2017

On April 3, 2012, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior secured notes at a coupon rate of 7.125% (“7.125% Senior Secured Notes”) with maturity in April 2017. These notes were sold at par and the Company received net proceeds from the offering of the notes of $293.0 million after deducting the initial purchasers' discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 7.125% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

The 7.125% Senior Secured Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement. The notes are secured by liens on all collateral that secures the Company’s obligations under its Credit Agreement, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing the Company’s Credit Agreement. Under the intercreditor agreement the collateral agent for the lenders under the Company’s Credit Agreement is generally entitled to sole control of all decisions and actions.

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

The 10.25% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under the Company’s Credit Agreement.

10.5% Senior Notes due 2017 (Formerly Secured prior to April 3, 2012)

The indenture governing the 10.5% Senior Notes provides that all the liens securing the notes may be released if the Company's total amount of secured indebtedness, other than the 10.5% Senior Notes, does not exceed the lesser of $375.0 million and 15.0% of the Company's consolidated tangible assets. The Company refers to such a release as a "collateral suspension." When a collateral suspension is in effect, the 10.5% Senior Notes due 2017 become unsecured. Following the closing of the recent transactions and the use of proceeds thereof to repay in full the prior secured credit facility, the liens securing the 10.5% Senior Notes were released on April 3, 2012 and a collateral suspension is currently in effect. The indenture governing the 10.5% Senior Notes also provides that if, after any such collateral suspension, the aggregate principal amount of the Company's total secured indebtedness, other than the 10.5% Senior Notes due 2017, were to exceed the greater of $375.0 million and 15.0% of the Company's consolidated tangible assets, as defined in such indenture, then the collateral obligations of the Company and guarantors thereunder will be reinstated and must be complied with within 30 days of such event.

The 10.5% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.

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

The Credit Agreement as well as the indentures governing the 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

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

3.375% Convertible Senior Notes due 2038

The Company may redeem the 3.375% Convertible Senior Notes at its option beginning June 6, 2013, and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.

In May 2012, the Company repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million that is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012. In accordance with ASC 470-20 Debt – Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

7. Derivative Instruments

The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.5 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23 NOK per share for 30 consecutive trading days. As of September 30, 2012, Discovery Offshore’s stock price was 11.25 NOK per share. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 8).

The following table provides the fair values of the Company’s derivatives:

	September 30, 2012	December 31, 2011
Balance Sheet Classification	Fair Value	Fair Value
	(in thousands)
Derivatives:
Warrants	$2,838	$1,758

Other Assets, Net	$2,838	$1,758

The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2012	2011		2012	2011
Derivatives	I.	II.		I.	II.
		(in thousands)			(in thousands)
Warrants	Other Income (Expense)	$847	$(1,845)	Other Income (Expense)	$1,080	$(3,065)

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

As of September 30, 2012, the fair value of the warrants issued by Discovery Offshore was $2.8 million. The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

September 30, 2012
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	11.25
Expected Volatility (%)	50.0%
Risk-Free Interest Rate (%)	0.39%
Expected Life of Warrants (5.0 years at inception with 3.35 years remaining)	3.35
Number of Warrants	5,000,000

The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at September 30, 2012. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants	$2,838	$—	$2,838	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants	$1,758	$—	$1,758	$—

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of September 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Asset Held for Sale	$7,840	$—	$7,840	$—	$(25,502)
Property and Equipment, Net	$1,500	$—	$—	$1,500	$(35,191)
Property and Equipment, Net (1)	$1,500	$—	$—	$1,500	$(42,916)

(1)	This represents a non-recurring fair value measurement made at June 30, 2012 for Hercules 185.

Long-lived assets held for sale at September 30, 2012 were written down to their fair value less estimated cost to sell, resulting in an impairment charge of approximately $25.5 million ($16.6 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, related to Hercules 252. The sale of Hercules 252 was completed in October 2012 (See Note 5).

In the quarter ended September 30, 2012, the Company made the decision to cold stack the Hercules 258 effective October 1, 2012 and removed it from its marketable assets into its non-marketable assets as the Company does not reasonably expect to market this rig in the foreseeable future. This decision resulted in an impairment charge of approximately $35.2 million ($35.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, to write the rig down to salvage value based on a third party estimate. The financial information for the Hercules 258 has been reported as part of the International Offshore segment.

In April 2012, during the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced extensive damage to various portions of the rig’s legs (See Note 12). The Company believed it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge of $42.9 million ($27.9 million, net of tax) which is included in Asset Impairment on the Consolidated Statements of Operations for the nine months ended September 30, 2012, to write the rig down to salvage value. In addition, the Company incurred $4.6 million ($3.0 million, net of tax) related to the write-off of the unamortized deferred costs associated with the Hercules 185 contract, which is included in Asset Impairment on the Consolidated Statements of Operations for the nine months ended September 30, 2012.

The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $38.5 million and $41.2 million at September 30, 2012, respectively, and $34.7 million and $26.1 million at December 31, 2011, respectively. In August 2012, the Company purchased an additional 2.7 million shares of Discovery Offshore for $4.3 million which increased its equity investment from 28% to 32%. The fair value at September 30, 2012 and December 31, 2011 was calculated using the closing price of Discovery Offshore shares at each date respectively, converted to U.S. dollars using the exchange rate at each date respectively.

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

The fair value of the Company’s 3.375% Convertible Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes, 7.125% Senior Secured Notes and term loan facility is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered level two inputs. The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Term Loan Facility (terminated April 2012)	n/a	n/a	$452.9	$442.0
7.125% Senior Secured Notes, due April 2017	$300.0	$312.6	n/a	n/a
10.5% Senior Notes, due October 2017	294.3	317.1	293.7	291.2
10.25% Senior Notes, due April 2019	200.0	210.1	n/a	n/a
3.375% Convertible Senior Notes, due June 2038	66.3	68.5	90.2	84.7
7.375% Senior Notes, due April 2018	3.5	3.2	3.5	2.8

9. Long-Term Incentive Awards

The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At September 30, 2012, approximately 5.7 million shares were available for grant or award under the 2004 Plan, as amended.

During the nine months ended September 30, 2012, the Company granted the following equity awards:

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

	September 30, 2012
	Performance Retention Awards	Restriced Stock Market-Based
Dividend Yield	—	—
Expected Price Volatility	65.0%	65.0%
Risk-Free Interest Rate	0.2%	0.1%
Stock Price	$4.88	$4.88
Fair Value	$2.14	$4.88

The Company used the historical volatility of its common stock to estimate volatility. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period. The stock price represents the closing price of the Company’s common stock at September 30, 2012.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

The Company was in a net income tax payable position of $8.0 million at September 30, 2012 and $4.8 million at December 31, 2011, which is included in Other Current Liabilities on the Consolidated Balance Sheets.

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

The Company’s jackup rigs and submersible rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.

In March 2012, the Company acquired an offshore jackup drilling rig, the Hercules 266, for $40.0 million. The Company has entered into a three-year drilling contract with Saudi Aramco for the use of this rig with an option to extend the term for an additional one-year period. The Company expects to spend approximately $54.0 million for upgrades, other contract specific refurbishments to the rig and to mobilize the rig from the Gulf of Mexico to the Middle East, of which approximately $20 million has been spent as of September 30, 2012. The Company expects the rig to commence work under the contract in the first quarter of 2013.

During the second quarter of 2012, the Kingfish, a 230 class liftboat, began its mobilization to the Middle East from the U.S. Gulf of Mexico where it will undergo upgrades prior to becoming reactivated. The vessel is anticipated to be available for work in the fourth quarter of 2012.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

Information regarding reportable segments is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Revenue	Income (Loss) from Operations	Depreciation & Amortization	Revenue	Income (Loss) from Operations	Depreciation & Amortization
	(in thousands)			(in thousands)
Domestic Offshore (a)	$92,277	$(16,362)	$18,695	$264,663	$513	$54,966
International Offshore (b)	37,090	3,513	10,360	85,210	(68,970)	35,087
Inland	7,363	(2,834)	3,217	19,907	(11,097)	9,634
Domestic Liftboats	17,368	2,574	4,042	44,041	835	11,682
International Liftboats	30,790	6,498	3,819	93,337	27,007	12,872

	184,888	(6,611)	40,133	507,158	(51,712)	124,241
Corporate	—	(11,345)	672	—	(33,383)	1,937

Total Company	$184,888	$(17,956)	$40,805	$507,158	$(85,095)	$126,178

(a) Income (Loss) from Operations for the Company's Domestic Offshore segment includes an asset impairment charge of $25.5 million for the three and nine months ended September 30, 2012 (See Note 8).

(b) Income (Loss) from Operations for the Company's International Offshore segment includes an asset impairment charge of $35.2 million and $82.7 million for the three and nine months ended September 30, 2012, respectively (See Note 8). In addition, Income (Loss) from Operations for the Company’s International Offshore segment includes a gain on the sale of Platform Rig 3 of $18.4 million and a gain on the Hercules 185 insurance settlement of $27.3 million for both the three and nine months ended September 30, 2012 (See Notes 5 and 12).

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Revenue	Income (Loss) from Operations	Depreciation & Amortization	Revenue	Income (Loss) from Operations	Depreciation & Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$60,246	$(12,824)	$17,977	$142,688	$(55,121)	$49,920
International Offshore	48,965	12,946	12,913	196,131	63,827	39,469
Inland	8,124	923	3,310	21,251	(7,649)	11,338
Domestic Liftboats	16,718	615	4,136	44,209	(844)	11,637
International Liftboats	28,938	8,523	4,905	88,291	26,084	14,379

	162,991	10,183	43,241	492,570	26,297	126,743
Corporate	—	(13,216)	654	—	(34,910)	1,956

Total Company	$162,991	$(3,033)	$43,895	$492,570	$(8,613)	$128,699

	Total Assets
	September 30,	December 31,
	2012	2011
	(in thousands)
Domestic Offshore	$999,203	$890,339
International Offshore	639,893	705,831
Inland	107,852	119,356
Domestic Liftboats	77,167	82,234
International Liftboats	149,483	154,974
Corporate	55,814	53,970

Total Company	$2,029,412	$2,006,704

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

12. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2012, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies – Loss Contingencies.

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

The Company’s drilling contracts provide for varying levels of indemnification from its customers and in most cases, may require the Company to indemnify its customers for certain liabilities. Under the Company’s drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that the Company and its customers assume liability for their respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused. The Company’s customers typically assume responsibility for and agree to indemnify the Company from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be limited or could be determined to be unenforceable in the event of the Company’s gross negligence, willful misconduct or other egregious conduct. In addition, the Company may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. The Company generally indemnifies the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from its rigs or vessels.

In 2012, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54% and a maturity date of March 2013, of which $18.2 million was outstanding as insurance notes payable as of September 30, 2012. The $5.2 million outstanding in insurance notes payable as of December 31, 2011 was fully paid by the maturity date of March 2012.

Insurance Claims Settlement

In September 2011, the Company was conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced additional damage to its legs. The Company conducted a survey of the rig’s legs above and below the water line and discovered extensive damage to various portions of the rig’s legs. In June 2012, the Company determined that it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge to write the rig down to salvage value (See Note 8). The Company and its insurance underwriters reached a global settlement in September 2012, agreeing that the Hercules 185 should be considered a constructive total loss. From this settlement, the Company received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012. As part of the settlement, the Company agreed to transport and attempt to sell the rig, with the Company being entitled to the first $1.5 million in proceeds from such sale and any sale proceeds in excess of $1.5 million being split seventy-five percent to the underwriters and twenty-five percent to the Company. The Company has notified its customer regarding the condition of the rig and the Company intends on negotiating with the customer regarding the appropriate resolution of the existing contract for the rig.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

UNAUDITED

Sales and Use Tax Audits

Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $11.8 million and $6.5 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and September 30, 2011, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2011. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2011, Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2012 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.

OVERVIEW

We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. We own a fleet of 39 jackup rigs, sixteen barge rigs, two submersible rigs and 58 liftboat vessels and operate an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow water provinces around the world.

In March 2012, we acquired an offshore jackup drilling rig, the Hercules 266, for $40.0 million. We entered into a three-year drilling contract with Saudi Aramco for the use of this rig with an option to extend the term for an additional one-year period. We expect to spend approximately $54.0 million for upgrades, other contract specific refurbishments to the rig and to mobilize the rig from the Gulf of Mexico to the Middle East, of which approximately $20 million has been spent as of September 30, 2012. We expect the rig to commence work under the contract in the first quarter of 2013.

During the second quarter of 2012, the Kingfish, a 230 class liftboat, began its mobilization to the Middle East from the U.S. Gulf of Mexico where it will undergo upgrades prior to becoming reactivated. The vessel is anticipated to be available for work in the fourth quarter of 2012.

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

Our backlog at October 23, 2012 totaled approximately $518.0 million for our executed contracts. Approximately $98.7 million of this backlog is expected to be realized during the remainder of 2012. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned may be different than the backlog disclosed or expected due to various factors. Downtime due to certain operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.

Dispositions and Impairment

In August 2012, we sold the Platform Rig 3 and related legal entities for aggregate consideration of approximately $36 million, consisting of a base purchase price of $28 million, as adjusted for net working capital and recorded a gain of $18.4 million which is included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

In October 2012, we sold the Hercules 252 for gross proceeds of $8.0 million and the financial information for this rig has been reported as part of the Domestic Offshore segment. The Consolidated Statements of Operations for the three and nine months ended September 30, 2012 include an impairment charge of approximately $25.5 million ($16.6 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, related to the write-down of Hercules 252 to fair value less estimated cost to sell. As of September 30, 2012, the Hercules 252 net book value of $7.8 million is included in Assets Held for Sale on the Consolidated Balance Sheet.

In the quarter ended September 30, 2012, we made the decision to cold stack the Hercules 258 effective October 1, 2012 and removed it from our marketable assets into our non-marketable assets as we do not reasonably expect to market this rig in the foreseeable future. This decision resulted in an impairment charge of approximately $35.2 million ($35.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, to write the rig down to salvage value based on a third party estimate. The financial information for the Hercules 258 has been reported as part of the International Offshore segment.

Insurance Claims Settlement

In September 2011, we were conducting a required annual spud can inspection on the Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, the Hercules 185 experienced additional damage to its legs. We conducted a survey of the rig’s legs above and below the water line and discovered extensive damage to various portions of the rig’s legs. In June 2012, we determined that it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge to write the rig down to salvage value. We and our insurance underwriters reached a global settlement in September 2012, agreeing that the Hercules 185 should be considered a constructive total loss. From this settlement, we received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012. As part of the settlement, we agreed to transport and attempt to sell the rig, which entitled us to the first $1.5 million in proceeds from such sale and any sale proceeds in excess of $1.5 million being split seventy-five percent to the underwriters and twenty-five percent to us. We have notified our customer regarding the condition of the rig and we intend on negotiating with the customer regarding the appropriate resolution of the existing contract for the rig.

Termination of Foreign Corrupt Practices Act Investigations

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

On April 24, 2012, we received a letter from the DOJ notifying us that the DOJ has closed its inquiry into us regarding possible violations of the FCPA and does not intend to pursue enforcement action against us or impose any fines or penalties against us. The DOJ indicated that its decision to close the matter was “based on a number of factors, including, but not limited to, the thorough investigation undertaken by Hercules and the steps that Hercules has taken in the past and continues to take to enhance its compliance program, including efforts to ensure compliance with the FCPA.” Additionally, on August 7, 2012, we received a letter from the SEC notifying us that the SEC staff has completed its investigation into us regarding possible violations of the FCPA and does not intend to pursue enforcement action against us or impose any fines or penalties against us. As a result of these terminations by the SEC and the DOJ, there are no open FCPA investigations against us.

Common Stock Offering

In March 2012, we raised approximately $96.7 million in net proceeds after adjusting for underwriting discounts and expected offering expenses from an underwritten public offering of 20.0 million shares of its common stock, par value $0.01 per share at a price to the public of $5.10 per share ($4.86, net of underwriting discounts). We used a portion of the net proceeds from the share offering to fund a portion of the purchase price for the acquisition of Hercules 266 and will use the remaining net proceeds for general corporate purposes as well as the costs associated with the upgrade and mobilization of Hercules 266.

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

In addition to this new Coast Guard Policy Letter, in November 2011, the Bureau of Safety and Environmental Enforcement (“BSEE”) announced a change in its enforcement policies in the aftermath of the Macondo well blowout in April 2010, pursuant to which the agency has extended its regulatory enforcement reach to include contractors as well as offshore lease operators. Consequently, the BSEE may elect to hold contractors, including drilling contractors, liable for alleged violations of law arising in the BSEE’s jurisdictional area. In August 2012, the BSEE issued an Interim Policy Letter that established the parameters by which BSEE will issue incidents of noncompliance to drilling contractors for serious violations of BSEE regulations. Implementation of this announced change in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, as well as increased costs arising from contractual arrangements in master services agreements that failed to take into account such change in enforcement policy with respect to our operations in the U.S. Gulf of Mexico, which may have an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS

Asset Purchase

On April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries (“Seahawk”) (“Seahawk Transaction”). The results of Seahawk are included in our results from the date of acquisition which impacts the comparability of the 2012 year to date period with the corresponding 2011 year to date period.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	34	43
Revenue	$92,277	$60,246	$32,031	53.2%
Operating expenses	62,343	53,184	9,159	17.2%
Asset impairment	25,502	—	25,502	n/m
Depreciation and amortization expense	18,695	17,977	718	4.0%
General and administrative expenses	2,099	1,909	190	10.0%

Operating loss	$(16,362)	$(12,824)	(3,538)	27.6%

International Offshore:
Number of rigs (as of end of period)	8	9
Revenue	$37,090	$48,965	$(11,875)	(24.3%)
Operating expenses	(13,816)	29,098	(42,914)	n/m
Asset impairment	35,191	—	35,191	n/m
Depreciation and amortization expense	10,360	12,913	(2,553)	(19.8%)
General and administrative expenses	1,842	(5,992)	7,834	n/m

Operating income	$3,513	$12,946	(9,433)	(72.9%)

Inland:
Number of barges (as of end of period)	16	17
Revenue	$7,363	$8,124	$(761)	(9.4%)
Operating expenses	6,749	3,535	3,214	90.9%
Depreciation and amortization expense	3,217	3,310	(93)	(2.8%)
General and administrative expenses	231	356	(125)	(35.1%)

Operating income (loss)	$(2,834)	$923	(3,757)	n/m

Domestic Liftboats:
Number of liftboats (as of end of period)	39	41
Revenue	$17,368	$16,718	$650	3.9%
Operating expenses	9,931	11,419	(1,488)	(13.0%)
Depreciation and amortization expense	4,042	4,136	(94)	(2.3%)
General and administrative expenses	821	548	273	49.8%

Operating income	$2,574	$615	1,959	318.5%

International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$30,790	$28,938	$1,852	6.4%
Operating expenses	20,401	14,136	6,265	44.3%
Depreciation and amortization expense	3,819	4,905	(1,086)	(22.1%)
General and administrative expenses	72	1,374	(1,302)	(94.8%)

Operating income	$6,498	$8,523	(2,025)	(23.8%)

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Total Company:
Revenue	$184,888	$162,991	$21,897	13.4%
Operating expenses	85,608	111,372	(25,764)	(23.1%)
Asset impairment	60,693	—	60,693	n/m
Depreciation and amortization expense	40,805	43,895	(3,090)	(7.0%)
General and administrative expenses	15,738	10,757	4,981	46.3%

Operating loss	(17,956)	(3,033)	(14,923)	n/m
Interest expense	(19,869)	(20,389)	520	(2.6%)
Other, net	676	(1,595)	2,271	n/m

Loss before income taxes	(37,149)	(25,017)	(12,132)	48.5%
Income tax benefit (provision)	(709)	7,973	(8,682)	n/m

Loss from continuing operations	(37,858)	(17,044)	(20,814)	122.1%
Income from discontinued operations, net of taxes	—	52	(52)	n/m

Net loss	$(37,858)	$(16,992)	$(20,866)	122.8%

“n/m” means not meaningful.

The following table sets forth selected operational data by operating segment for the period indicated:

	Three Months Ended September 30, 2012
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,460	1,656	88.2%	$63,203	$37,647
International Offshore	393	602	65.3%	94,377	(22,950)
Inland	229	276	83.0%	32,153	24,453
Domestic Liftboats	1,958	2,944	66.5%	8,870	3,373
International Liftboats	1,314	1,932	68.0%	23,432	10,560

	Three Months Ended September 30, 2011
	Operating Days	Available Days	Utilization (1)	Average Revenue per Day (2)	Average Operating Expense per Day (3)
Domestic Offshore	1,228	1,656	74.2%	$49,060	$32,116
International Offshore	508	736	69.0%	96,388	39,535
Inland	262	276	94.9%	31,008	12,808
Domestic Liftboats	2,246	3,220	69.8%	7,443	3,546
International Liftboats	1,357	2,116	64.1%	21,325	6,681

(1)	Utilization is defined as the total number of days our rigs or liftboats, as applicable, were under contract, known as operating days, in the period as a percentage of the total number of available days in the period. Days during which our rigs and liftboats were undergoing major refurbishments, upgrades or construction, and days during which our rigs and liftboats are cold stacked, are not counted as available days. Days during which our liftboats are in the shipyard undergoing drydocking or inspection are considered available days for the purposes of calculating utilization.
(2)	Average revenue per rig or liftboat per day is defined as revenue earned by our rigs or liftboats, as applicable, in the period divided by the total number of operating days for our rigs or liftboats, as applicable, in the period.
(3)	Average operating expense per rig or liftboat per day is defined as operating expenses, excluding depreciation and amortization, incurred by our rigs or liftboats, as applicable, in the period divided by the total number of available days in the period. We use available days to calculate average operating expense per rig or liftboat per day rather than operating days, which are used to calculate average revenue per rig or liftboat per day, because we incur operating expenses on our rigs and liftboats even when they are not under contract and earning a dayrate. In addition, the operating expenses we incur on our rigs and liftboats per day when they are not under contract are typically lower than the per day expenses we incur when they are under contract.

For the Three Months Ended September 30, 2012 and 2011

Revenue

Consolidated. The increase in consolidated revenue is described below.

Domestic Offshore. Revenue increased due to higher average dayrates as well as additional operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase in revenue of approximately $17 million and $15 million, respectively.

International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$4.8 million decrease from Hercules 185 as it did not operate in the Current Quarter;

•	$4.4 million decrease from Hercules 261 primarily due to it operating at a lower dayrate in the Current Quarter than in the Comparable Quarter;

•	$4.1 million decrease from Hercules 262 primarily due to it operating at a lower dayrate in the Current Quarter than in the Comparable Quarter;

•	$3.8 million decrease from Hercules 258 as it did not operate during the Current Quarter;

•

$4.5 million increase from Hercules 260 due to it operating at a higher average dayrate and for additional days in the Current Quarter than in the Comparable Quarter which contributed to an increase of approximately $3 million and $2 million, respectively.

Inland. The decrease in revenue from our Inland segment was driven primarily by a decline in operating days in the Current Quarter as compared to the Comparable Quarter.

Domestic Liftboats. The increase in revenue from our Domestic Liftboats segment resulted from a higher average revenue per liftboat per day which contributed to an approximate $3 million increase, partially offset by a decline in operating days in the Current Quarter as compared to the Comparable Quarter which contributed to an approximate $2 million decrease in revenue.

International Liftboats. The increase in revenue from our International Liftboats segment resulted from a higher average revenue per liftboat per day which contributed to an approximate $3 million increase, partially offset by a decline in operating days in the Current Quarter as compared to the Comparable Quarter which contributed to an approximate $1 million decrease in revenue.

Operating Expenses

Consolidated. The decrease in consolidated operating expenses is described below.

Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment resulted primarily from a $7.2 million increase in labor costs as well as gains on asset sales in the Comparable Quarter.

International Offshore. The decrease in operating expenses for our International Offshore segment was driven by the $27.3 million gain on insurance settlement for the Hercules 185 as well as the $18.4 million gain on the sale of Platform Rig 3 during the Current Quarter.

Inland. The increase in operating expenses for our Inland segment was primarily due to an increase in workers’ compensation costs of $1.8 million in the Current Quarter as compared to the Comparable Quarter. Additionally, we recognized $1.4 million fewer gains on asset sales in the Current Quarter as compared to the Comparable Quarter.

Domestic Liftboats. The decrease in operating expenses for our Domestic Liftboats segment was primarily due to a reduction in workers’ compensation costs of $0.7 million as well as a reduction in various expenses related to a decrease in the number of marketed vessels in the Current Quarter as compared to the Comparable Quarter. Operating days were negatively impacted by Hurricane Isaac and a reduction in the number of marketed vessels as a result of an international mobilization, a casualty loss on the Starfish and the cold stacking of one vessel.

International Liftboats. The increase in operating expenses for our International Liftboats segment primarily related to incremental costs associated with the repair of the Whaleshark and mobilization of the Kingfish to the Middle East of $1.1 million and $0.5 million, respectively. Additionally, labor and repair and maintenance expenses increased $0.8 million and $0.8 million, respectively in the Current Quarter as compared to the Comparable Quarter.

Asset Impairment

We recorded an asset impairment charge of $35.2 million in our International Offshore segment to write-down the Hercules 258 to salvage value. Additionally, Hercules 252, which was held for sale at September 30, 2012, was written down to its fair value less estimated cost to sell, resulting in an impairment charge of $25.5 million in the Current Quarter to our Domestic Offshore segment.

Depreciation and Amortization

The decrease in depreciation and amortization expense resulted primarily from the $2.0 million reduction in depreciation expense due to the impairment of the Hercules 185 in the second quarter of 2012, as well as a $1.2 million reduction in amortization of drydock expenditures.

General and Administrative Expenses

During the Comparable Quarter, the Company recovered $8.0 million from one international customer which reduced general and administrative expenses. Additionally, labor costs increased $2.1 million in the Current Quarter as compared to the Comparable Quarter. These increases were partially offset by a reduction in legal and other professional services of $3.9 million in the Current Quarter as compared to the Comparable Quarter.

Other Income (Expense)

The increase in other income is primarily due to the gain recognized in the Current Quarter for the change in the fair value of our warrants issued from Discovery Offshore as compared to a loss in the Comparable Quarter.

Income Tax Benefit (Provision)

During the Current Quarter we generated an income tax provision of $0.7 million, for an effective rate of 1.9%, compared to an income tax benefit of $8.0 million, for an effective rate of 31.9%, during the Comparable Quarter. The decline in our effective tax rate related primarily to the profitability of certain entities in our offshore structure, as we do not provide a U.S. tax provision/benefit for income/losses that are generated in this structure. During the Current Quarter we generated $35.6 million of losses in our offshore structure, primarily related to the impairment of the Hercules 258, which significantly reduced the amount of tax benefit recorded in the Current Quarter.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	34	43
Revenue	$264,663	$142,688	$121,975	85.5%
Operating expenses	177,746	140,390	37,356	26.6%
Asset impairment	25,502	—	25,502	n/m
Depreciation and amortization expense	54,966	49,920	5,046	10.1%
General and administrative expenses	5,936	7,499	(1,563)	(20.8%)

Operating income (loss)	$513	$(55,121)	55,634	n/m

International Offshore:
Number of rigs (as of end of period)	8	9
Revenue	$85,210	$196,131	$(110,921)	(56.6%)
Operating expenses	39,061	99,803	(60,742)	(60.9%)
Asset impairment	82,714	—	82,714	n/m
Depreciation and amortization expense	35,087	39,469	(4,382)	(11.1%)
General and administrative expenses	(2,682)	(6,968)	4,286	(61.5%)

Operating income (loss)	$(68,970)	$63,827	(132,797)	n/m

Inland:
Number of barges (as of end of period)	16	17
Revenue	$19,907	$21,251	$(1,344)	(6.3%)
Operating expenses	20,963	16,693	4,270	25.6%
Depreciation and amortization expense	9,634	11,338	(1,704)	(15.0%)
General and administrative expenses	407	869	(462)	(53.2%)

Operating loss	$(11,097)	$(7,649)	(3,448)	45.1%

Domestic Liftboats:
Number of liftboats (as of end of period)	39	41
Revenue	$44,041	$44,209	$(168)	(0.4%)
Operating expenses	29,561	31,837	(2,276)	(7.1%)
Depreciation and amortization expense	11,682	11,637	45	0.4%
General and administrative expenses	1,963	1,579	384	24.3%

Operating income (loss)	$835	$(844)	1,679	n/m

International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$93,337	$88,291	$5,046	5.7%
Operating expenses	50,603	43,358	7,245	16.7%
Depreciation and amortization expense	12,872	14,379	(1,507)	(10.5%)
General and administrative expenses	2,855	4,470	(1,615)	(36.1%)

Operating income	$27,007	$26,084	923	3.5%

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in thousands)
Total Company:
Revenue	$507,158	$492,570	$14,588	3.0%
Operating expenses	317,934	332,081	(14,147)	(4.3%)
Asset impairment	108,216	—	108,216	n/m
Depreciation and amortization expense	126,178	128,699	(2,521)	(2.0%)
General and administrative expenses	39,925	40,403	(478)	(1.2%)

Operating loss	(85,095)	(8,613)	(76,482)	n/m
Interest expense	(59,831)	(59,035)	(796)	1.3%
Loss on extinguishment of debt	(9,156)	—	(9,156)	n/m
Other, net	764	(3,263)	4,027	n/m

Loss before income taxes	(153,318)	(70,911)	(82,407)	116.2%
Income tax benefit	22,047	25,921	(3,874)	(14.9%)

Loss from continuing operations	(131,271)	(44,990)	(86,281)	191.8%
Loss from discontinued operations, net of taxes	—	(9,651)	9,651	n/m

Net loss	$(131,271)	$(54,641)	$(76,630)	140.2%

“n/m” means not meaningful.

The following table sets forth selected operational data by operating segment for the period indicated:

	Nine Months Ended September 30, 2012
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	4,414	4,932	89.5%	$59,960	$36,039
International Offshore	969	1,876	51.7%	87,936	20,821
Inland	633	822	77.0%	31,449	25,502
Domestic Liftboats	5,193	8,997	57.7%	8,481	3,286
International Liftboats	3,895	5,594	69.6%	23,963	9,046

	Nine Months Ended September 30, 2011
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	3,075	4,099	75.0%	$46,403	$34,250
International Offshore	1,654	2,184	75.7%	118,580	45,697
Inland	739	819	90.2%	28,756	20,382
Domestic Liftboats	5,676	9,855	57.6%	7,789	3,231
International Liftboats	4,022	6,279	64.1%	21,952	6,905

For the Nine Months Ended September 30, 2012 and 2011

Revenue

Consolidated. The increase in consolidated revenue is described below.

Domestic Offshore. The rigs acquired from Seahawk contributed to $59.5 million of the increase in revenue from our Domestic Offshore segment. The remaining increase was due to increased operating days and average dayrates for the legacy Hercules rigs during the Current Period as compared to the Comparable Period, which contributed to an increase in revenue of approximately $36 million and $27 million, respectively.

International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$30.0 million decrease from Hercules 258 as it did not operate during most of the Current Period;

•

$24.0 million decrease from Hercules 261 as it was in the shipyard preparing for a new contract a portion of the year which contributed to an approximate $10 million decrease and it operated at a lower average dayrate which contributed to an approximate $14 million decrease;

•

$23.0 million decrease from Hercules 262 as it was in the shipyard preparing for a new contract a portion of the year which contributed to an approximate $11 million decrease and it operated at a lower average dayrate which contributed to an approximate $12 million decrease;

•

$15.8 million decrease from Hercules 208 as it was preparing for a new contract in Indonesia during the first Quarter which contributed to an approximate $8 million decrease and it operated at a lower average dayrate which contributed to an approximate $8 million decrease;

•

$7.4 million decrease from Hercules 260 of which i) an approximate $12 million decrease related to it operating at a lower dayrate in the Current Period than in the Comparable Period and not providing marine package services as were provided under the contract in the Comparable Period and ii) an approximate $5 million increase related to an increase in operating days in the Current Period as compared to the Comparable Period;

•	$13.2 million decrease from Hercules 185 as it did not operate in the Current Period.

Inland. The decrease in revenue from our Inland segment resulted from a decline in operating days in the Current Period as compared to the Comparable Period which contributed to an approximate $3 million decrease in revenue. Partially offsetting this decrease, average dayrates increased in the Current Period as compared to the Comparable Period which contributed to an approximate $2 million increase to revenue.

Domestic Liftboats. The decrease in revenue from our Domestic Liftboats segment that resulted from a decline in operating days in the Current Period as compared to the Comparable Period was offset by an increase in average revenue per liftboat per day in the Current Period as compared to the Comparable Period.

International Liftboats. The increase in revenue from our International Liftboats segment resulted from an increase in average revenue per liftboat per day in the Current Period as compared to the Comparable Period contributing to an approximate $8 million increase in revenue. Partially offsetting this increase was an approximate $3 million decrease in revenue due to a decline in operating days in the Current Period as compared to the Comparable Period.

Operating Expenses

Consolidated. The decrease in consolidated operating expenses is described below.

Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment was due primarily to approximately $28 million related to the rigs acquired from Seahawk. The remaining increase was due to an increase in labor costs of $12.1 million in the Current Period as compared to the Comparable Period as well as gains on asset sales in the Comparable Period. These increases were partially offset by a $7.6 million decrease in costs associated with workers’ compensation.

International Offshore. Platform Rig 3 contributed a $28.2 million decrease to operating expenses in the Current Period as compared to the Comparable Period. This decrease was due to the gain on sale of the rig during the Current Period of $18.4 million as well as approximately $8 million of costs incurred in the Comparable Period for the permanent importation of the rig. Additionally, Hercules 185 contributed a $28.5 million decrease in operating expenses primarily due to a gain on insurance settlement of $27.3 million in the Current Period.

Inland. The increase in operating expenses for our Inland segment is due to current period accrued sales and use tax expense of $2.4 million related to several multi-year sales and use tax audits as well as an increase in workers’ compensation expense of $2.6 million in the Current Period.

Domestic Liftboats. The decrease in operating expenses for our Domestic Liftboats segment related to the $1.8 million gain recognized on the loss of the Starfish recovered from insurance underwriters in excess of the net book value in the Current Period.

International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to $1.6 million of incremental costs associated with the mobilization of the Kingfish to the Middle East, $1.1 million of incremental costs associated with the repair of the Whaleshark as well as an increase in repairs and maintenance and workers’ compensation costs of $1.2 million and $1.2 million, respectively, in the Current Period as compared to the Comparable Period. Partially offsetting these increases is a $1.6 million gain recognized on the loss of the Mako recovered from insurance underwriters in excess of the net book value in the Current Period.

Asset Impairment

We recorded an asset impairment charge of $82.7 million in our International Offshore segment which includes i) $35.2 million related to the write-down of Hercules 258 to salvage value, ii) $42.9 million related to the write-down of Hercules 185 to salvage value and iii) $4.6 million related to the write off of unamortized deferred costs associated with the Hercules 185 contract. Additionally, Hercules 252, which was held for sale at September 30, 2012, was written down to its fair value less estimated cost to sell, resulting in an impairment charge of $25.5 million in the Current Period to our Domestic Offshore segment.

Depreciation and Amortization

The decrease in depreciation and amortization is primarily due to the asset impairment charge recorded in the second quarter of 2012 to write-down the Hercules 185 to salvage value, which contributed to a $1.8 million decrease in depreciation. Additionally, amortization of drydock expenditures decreased $1.6 million in the Current Period as compared to the Comparable Period. These decreases were partially offset by the additional depreciation in the Current Period as compared to the Comparable Period from the addition of the rigs acquired from Seahawk in April 2011.

General and Administrative Expenses

The decrease in general and administrative expenses is primarily related to a decrease in legal and professional service fees of $6.8 million in the Current Period as compared to the Comparable Period. Partially offsetting this decrease, we had an increase in general and administrative expenses related to higher recoveries of doubtful accounts receivable in the Comparable Period as compared to the Current Period. Additionally, labor costs increased $2.2 million in the Current Period as compared to the Comparable Period.

Loss on Extinguishment of Debt

During the second quarter of 2012, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012, we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.

Other Income (Expense), net

The increase in other income is primarily due to the gain recognized in the Current Period for the change in the fair value of our warrants issued from Discovery Offshore as compared to a loss in the Comparable Period.

Income Tax Benefit

During the Current Period we generated an income tax benefit of $22.0 million, for an effective rate of 14.4%, compared to an income tax benefit of $25.9 million, for an effective rate of 36.6%, during the Comparable Period. The decline in our effective rate related primarily to the profitability of certain entities in our offshore structure, as we do not provide a U.S. tax provision/benefit for income/losses that are generated in this structure. During the Current Period we generated $49.2 million of losses in our offshore structure, primarily related to the impairment of the Hercules 258, which significantly reduced the amount of tax benefit recorded in the Current Period.

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

The following table presents a reconciliation of the GAAP financial measure to the corresponding adjusted financial measure (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Loss	$(17,956)	$(3,033)	$(85,095)	$(8,613)
Adjustments:
Asset impairment	60,693	—	108,216	—
Gain on sale of Platform Rig 3	(18,350)	—	(18,350)	—
Gain on Hercules 185 insurance settlement	(27,268)	—	(27,268)	—

Total adjustments	15,075	—	62,598	—

Adjusted Operating Loss	$(2,881)	$(3,033)	$(22,497)	$(8,613)

Loss from Continuing Operations	$(37,858)	$(17,044)	$(131,271)	$(44,990)
Adjustments:
Asset impairment	60,693	—	108,216	—
Gain on sale of Platform Rig 3	(18,350)	—	(18,350)	—
Gain on Hercules 185 insurance settlement	(27,268)	—	(27,268)	—
Loss on extinguishment of debt	—	—	9,156	—
Tax impact of adjustments	7,042	—	(12,796)	—

Total adjustments	22,117	—	58,958	—

Adjusted Loss from Continuing Operations	$(15,741)	$(17,044)	$(72,313)	$(44,990)

Diluted Loss per Share from Continuing Operations	$(0.24)	$(0.12)	$(0.86)	$(0.35)
Adjustments:
Asset impairment	0.38	—	0.71	—
Gain on sale of Platform Rig 3	(0.12)	—	(0.12)	—
Gain on Hercules 185 insurance settlement	(0.17)	—	(0.18)	—
Loss on extinguishment of debt	—	—	0.06	—
Tax impact of adjustments	0.05	—	(0.09)	—

Total adjustments	0.14	—	0.38	—

Adjusted Diluted Loss per Share from Continuing Operations	$(0.10)	$(0.12)	$(0.48)	$(0.35)

Loss from Continuing Operations	$(37,858)	$(17,044)	$(131,271)	$(44,990)
Interest expense	19,869	20,389	59,831	59,035
Income tax (benefit) provision	709	(7,973)	(22,047)	(25,921)
Depreciation and amortization	40,805	43,895	126,178	128,699

EBITDA	23,525	39,267	32,691	116,823

Adjustments:
Asset impairment	60,693	—	108,216	—
Gain on sale of Platform Rig 3	(18,350)	—	(18,350)	—
Gain on Hercules 185 insurance settlement	(27,268)	—	(27,268)	—
Loss on extinguishment of debt	—	—	9,156	—

Total adjustments	15,075	—	71,754	—

Adjusted EBITDA	$38,600	$39,267	$104,445	$116,823

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

Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, as well as our customers’ ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the current high price for crude oil. Further, it is our understanding that much of the crude oil produced from the U.S. Gulf of Mexico is sold at Louisiana Light Sweet (“LLS”) posted prices, which trades at a premium to other crude benchmarks, such as West Texas Intermediate (“WTI”). As of October 23, 2012, the spot price for LLS crude was $107.51 per barrel, compared to WTI spot price of $85.41 per barrel. LLS crude oil prices have fluctuated significantly year to date, peaking at a high of $130.49 per barrel to a low of $89.69 per barrel. Throughout this period of volatility, we did not experience any material reduction in demand for our services, and we believe current oil prices remain supportive for a continuation of recent activity levels.

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

The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, excluding rigs scheduled to move to international locations, has declined from approximately 63 rigs in late 2008 to 38 rigs as of October 23, 2012, of which we estimate that 34 rigs are contracted.

We are encouraged by the reduction in the marketed supply of jackup rigs in the U.S. Gulf of Mexico, and the relatively limited supply of uncontracted rigs. Relatively high crude oil prices and our customers’ emphasis on drilling oil and liquids rich prospects leads us to believe that healthy levels of rig demand and pricing in the region will persist. Tempering these positive conditions in the U.S. Gulf of Mexico is the market expectation for a prolonged period of low natural gas prices. We are also experiencing higher labor costs in 2012, as strong drilling activity in the U.S. has led to a tightening of skilled labor across the oilfield service industry. In addition, any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore’s financial results.

Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices, capital budget announcements by National and International Oil Companies, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2013. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply from newly constructed rigs. As of October 23, 2012, there were 387 existing, actively marketed jackup rigs in international regions, of which only 25 rigs were uncontracted. However, there are approximately 22 cold stacked jackup rigs in the international markets. In addition, globally, there are an estimated 92 new jackup rigs either under construction, on order, or planned for delivery through 2015, of which 65 are without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will absorb a significant portion of the incremental supply of newbuild drilling rigs.

Our international drilling fleet consists of six jackup rigs, excluding the Hercules 156 and Hercules 258, which are cold stacked, and the Hercules 185, which is no longer in service and is expected to be sold for scrap. Three of our rigs are under long term (multi-year) contracts. One of these rigs, the Hercules 266, is currently undergoing contract specific capital upgrade work before commencing on a three year contract. We anticipate contract commencement in the first quarter of 2013.

Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland activity levels stabilized in 2010, but remain depressed relative to historical levels. As of October 22, 2012, we estimate there were 25 marketed barge rigs, of which 19 were contracted. We expect industry activity levels to remain relatively weak through 2012, barring a significant increase in natural gas prices and/or property transfers to new operators that may spur drilling activity in this region.

Liftboats

Demand for liftboats is typically a function of our customers’ demand for offshore infrastructure inspection and maintenance, well maintenance, well plugging and abandonment, offshore construction and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. In addition, liftboat demand in the U.S. Gulf of Mexico typically experiences seasonal fluctuations, due in large part to the operating limitations of liftboats in rough waters, which tend to occur during the winter months. We expect our utilization for the fourth quarter of 2012 and first quarter of 2013 to follow similar seasonal trends, with possible modest pricing improvement relative to year ago levels. On occasion, domestic liftboat demand will experience a sharp increase due to the occurrence of exogenous events such as hurricanes or maritime incidents that result in extraordinary damage to offshore infrastructure or require coastal restoration work.

Our International Liftboat segment is driven by our customers’ demand for offshore production, infrastructure construction, maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the near term, we expect the liftboat market in West Africa to potentially be impacted by additional vessels mobilizing into the region, which may place pressure on utilization and pricing for our liftboat fleet. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels. This has led us to mobilize one of our liftboats from the U.S., the Kingfish, to the Middle East, which we expect will be available for hire in late 2012, after completing capital upgrade work to meet local market demand.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Sources and uses of cash for the nine month period ended September 30, 2012 are as follows (in millions):

Net Cash Provided by Operating Activities	$59.2
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets	(40.0)
Additions of Property and Equipment	(82.2)
Deferred Drydocking Expenditures	(9.8)
Cash Paid for Equity Investment	(4.3)
Insurance Proceeds Received	54.1
Proceeds from Sale of Assets, Net	49.9
Decrease in Restricted Cash	1.7

Total	(30.6)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	500.0
Long-term Debt Repayments	(452.9)
Redemption of 3.375% Convertible Senior Notes	(27.6)
Common Stock Issuance	96.7
Payment of Debt Issuance Costs	(7.7)
Other	0.1

Total	108.6

Net Increase in Cash and Cash Equivalents	$137.2

Sources of Liquidity and Financing Arrangements

Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, in certain instances we would be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt or for general corporate purposes. In June 2013, we may be required to settle our 3.375% Convertible Senior Notes. As of September 30, 2012, the notional amount of these notes outstanding was $68.3 million. We intend to meet these obligations through one or more of the following: our unrestricted cash balance, cash flow from operations, asset sales, and future debt or equity offerings.

Cash Requirements and Contractual Obligations

Debt

Our current debt structure is used to fund our business operations.

We previously had a $575.3 million credit agreement, consisting of a $435.3 million term loan facility and a $140.0 million revolving credit facility, which was repaid and terminated on April 3, 2012. Under the prior credit agreement, as amended, which governed the prior secured credit facility, we had to, among other things, make certain mandatory prepayments of debt outstanding under the credit facility. Accordingly, in addition to our scheduled payments, in January 2012, we used the net proceeds from asset sales to retire $17.6 million of the outstanding balance of our term loan facility as required under the prior credit agreement.

On April 3, 2012, we entered into a new credit agreement (the “Credit Agreement”), which governs the new senior secured revolving credit facility (the “Credit Facility”), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. In connection with these events, we terminated our prior credit agreement dated July 11, 2007, as amended to date. On April 3, 2012, we repaid in full all outstanding indebtedness under the prior secured credit facilities, and the liens securing such obligations were terminated. There were no termination penalties incurred by us in connection with the termination of the prior secured credit facility. In connection with the termination of the prior secured credit facility, we recognized a pretax charge of $1.4 million, $0.9 million, net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012, for the write off of unamortized issuance costs related to the term loan. Additionally, we recognized a pretax charge of $6.4 million, $4.2 million net of tax, which is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012, related to our debt refinancing. As of September 30, 2012, no amounts were outstanding and $0.3 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $74.7 million.

We may prepay borrowings under the Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, casualty events, preferred stock issuances and debt issuances, but these mandatory prepayments do not require any reduction of the lenders' commitments under the Credit Agreement. All borrowings under the Credit Facility mature on April 3, 2017.

Borrowings under the Credit Facility bear interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 3.0% and 4.5%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 4.0% and 5.5%, depending on our leverage ratio. We will pay a per annum fee on all letters of credit issued under the Credit Facility, which fee will equal the applicable margin for loans accruing interest based on the Eurodollar rate, and we will pay a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.

In addition, during any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is as follows:

Period			Maximum Secured Leverage Ratio
April 1, 2012	—	September 30, 2012	4.25 to 1.00
October 1, 2012 and thereafter			3.50 to 1.00

Our obligations under the Credit Agreement are guaranteed by substantially all of our current domestic subsidiaries (collectively, the “Guarantors”), and the obligations of the Company and the Guarantors are secured by liens on substantially all of the vessels owned by the Company and the Guarantors, together with certain accounts receivable, equity of subsidiaries, equipment and other assets.

7.125% Senior Secured Notes due 2017

On April 3, 2012, we completed the issuance and sale of $300.0 million aggregate principal amount of senior secured notes at a coupon rate of 7.125% (“7.125% Senior Secured Notes”) with maturity in April 2017. These notes were sold at par and we received net proceeds from the offering of the notes of $293.0 million after deducting the initial purchasers' discounts and offering expenses. Interest on the notes will accrue from and including April 3, 2012 at a rate of 7.125% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2012.

The 7.125% Senior Secured Notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement. The notes are secured by liens on all collateral that secures our obligations under our Credit Agreement, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing our Credit Agreement. Under the intercreditor agreement the collateral agent for the lenders under our Credit Agreement is generally entitled to sole control of all decisions and actions.

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

The 10.25% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.

10.5% Senior Notes due 2017 (Formerly Secured prior to April 3, 2012)

On October 20, 2009, we completed an offering of $300.0 million of senior secured notes at a coupon rate of 10.5% with maturity in October 2017. The interest on the 10.5% Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. As of September 30, 2012, $300.0 million notional amount of the 10.5% Senior Notes was outstanding.

The indenture governing the 10.5% Senior Notes provides that all the liens securing the notes may be released if our total amount of secured indebtedness, other than the 10.5% Senior Notes, does not exceed the lesser of $375.0 million and 15.0% of our consolidated tangible assets. We refer to such a release as a “collateral suspension.” When a collateral suspension is in effect, the 10.5% Senior Notes due 2017 become unsecured. Following the closing of the recent transactions and the use of proceeds thereof to repay in full the prior secured credit facility, the liens securing the 10.5% Senior Notes were released on April 3, 2012 and a collateral suspension is currently in effect. The indenture governing the 10.5% Senior Notes also provides that if, after any such collateral suspension, the aggregate principal amount of our total secured indebtedness, other than the 10.5% Senior Notes due 2017, were to exceed the greater of $375.0 million and 15.0% of our consolidated tangible assets, as defined in such indenture, then the collateral obligations of the Company and guarantors thereunder will be reinstated and must be complied with within 30 days of such event.

The 10.5% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.

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

3.375% Convertible Senior Notes due 2038

On June 3, 2008, we completed an offering of $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of September 30, 2012, $68.3 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding.

The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At September 30, 2012, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 1.4 million. We may redeem the 3.375% Convertible Senior Notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.

We determined that upon maturity or redemption we have the intent and ability to settle the principal amount of our 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of our Common Stock.

In May 2012, we repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million that is included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2012. The settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

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

Our drilling contracts provide for varying levels of indemnification from our customers and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. In addition, we may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.

In 2012, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54% and a maturity date of March 2013, of which $18.2 million was outstanding as insurance notes payable as of September 30, 2012. The $5.2 million outstanding in insurance notes payable as of December 31, 2011 was fully paid by the maturity date of March 2012.

Capital Expenditures

We currently expect capital expenditures and drydocking during the fourth quarter of 2012 to range between $55 to $60 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment and upgrades to our rigs and liftboats. Planned capital expenditures also reflect contract specific requirements related primarily to various international rigs, including the Hercules 266, which was acquired in March 2012 and is currently undergoing extensive upgrade and preparation work prior to the rig’s multi-year contract commencement. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2012. Should we elect to reactivate cold stacked rigs or upgrade and refurbish additional selected rigs or liftboats, our capital expenditures may increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.

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

Off-Balance Sheet Arrangements

Guarantees

Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 7.125% Senior Secured Notes, the 10.25% Senior Notes and the 10.5% Senior Notes.

Our obligations under the Credit Agreement and 7.125% Senior Secured Notes are secured by liens on a majority of our vessels and substantially all of our other personal property.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first nine months of 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our international contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our plans to dispose of certain assets;

•	expected completion times for our repair, refurbishment and upgrade projects, including the upgrade project for the Hercules 266, which we recently acquired;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of the idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims and disputes and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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

Fair Value of Warrants and Derivative Asset

At September 30, 2012, the fair value of derivative instruments was $2.8 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,757
50% increase in stock price	3,777
10% increase in assumed volatility	784
25% decrease in stock price	(1,399)
50% decrease in stock price	(2,352)
10% decrease in assumed volatility	(855)

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

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March  31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth for the periods indicated certain information with respect to our purchases of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under Plan (2)
July 1-31, 2012	441	$3.42	N/A	N/A
August 1-31, 2012	—	—	N/A	N/A
September 1-30, 2012	—	—	N/A	N/A

Total	441	3.42	N/A	N/A

(1)	Represents the surrender of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES OFFSHORE, INC.

By:	/s/ John T. Rynd
John T. Rynd
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stephen M. Butz
Stephen M. Butz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Troy L. Carson
Troy L. Carson
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 25, 2012