Form 10-Q
period 2013-03-31
HERCULES OFFSHORE, INC.
filed 2013-04-25
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of April 22, 2013
159,478,797

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$169,415	$259,193
Restricted Cash	2,027	2,027
Accounts Receivable, Net of Allowance for Doubtful Accounts of $890 and $788 as of March 31, 2013 and December 31, 2012, Respectively	159,227	167,936
Prepaids	8,696	16,135
Current Deferred Tax Asset	—	21,125
Other	28,044	12,191
	367,409	478,607
Property and Equipment, Net	1,560,747	1,462,755
Equity Investment	37,905	38,191
Other Assets, Net	36,018	37,077
	$2,002,079	$2,016,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$67,812	$67,054
Accounts Payable	72,366	58,615
Accrued Liabilities	69,436	82,781
Interest Payable	36,267	17,367
Insurance Notes Payable	—	9,123
Other Current Liabilities	22,711	26,483
	268,592	261,423
Long-term Debt, Net of Current Portion	798,234	798,013
Deferred Income Taxes	—	56,821
Other Liabilities	15,670	17,611
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 161,826 and 160,708 Shares Issued, Respectively; 159,475 and 158,628 Shares Outstanding, Respectively	1,618	1,607
Capital in Excess of Par Value	2,163,237	2,159,744
Treasury Stock, at Cost, 2,351 Shares and 2,080 Shares, Respectively	(54,945)	(53,100)
Retained Deficit	(1,190,327)	(1,225,489)
	919,583	882,762
	$2,002,079	$2,016,630
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$205,327	$143,319
Costs and Expenses:
Operating Expenses	130,637	111,237
Depreciation and Amortization	40,815	42,978
General and Administrative	19,781	17,674
	191,233	171,889
Operating Income (Loss)	14,094	(28,570)
Other Income (Expense):
Interest Expense	(18,488)	(19,669)
Other, Net	196	1,009
Loss Before Income Taxes	(4,198)	(47,230)
Income Tax Benefit	39,360	8,888
Net Income (Loss)	$35,162	$(38,342)
Earnings (Loss) Per Share:
Basic	$0.22	$(0.28)
Diluted	$0.22	$(0.28)
Weighted Average Shares Outstanding:
Basic	158,931	139,208
Diluted	161,125	139,208
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$35,162	$(38,342)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	40,815	42,978
Stock-Based Compensation Expense	2,737	1,487
Deferred Income Taxes	(36,616)	(16,872)
Amortization of Deferred Financing Fees	723	993
Amortization of Original Issue Discount	979	1,183
Gain on Insurance Settlement	—	(3,400)
Other	245	(28)
(Increase) Decrease in Operating Assets -
Accounts Receivable	8,607	13,214
Prepaid Expenses and Other	(3,293)	(9,606)
Increase (Decrease) in Operating Liabilities -
Accounts Payable	13,751	8,378
Insurance Notes Payable	(9,123)	(5,218)
Other Current Liabilities	(3,325)	4,451
Other Liabilities	(1,983)	(1,114)
Net Cash Provided by (Used in) Operating Activities	48,679	(1,896)
Cash Flows from Investing Activities:
Acquisition of Assets	(97,000)	(40,000)
Additions of Property and Equipment	(41,890)	(16,573)
Deferred Drydocking Expenditures	(3,083)	(3,213)
Insurance Proceeds Received	—	13,139
Other	2,748	(316)
Net Cash Used in Investing Activities	(139,225)	(46,963)
Cash Flows from Financing Activities:
Long-term Debt Repayments	—	(17,571)
Common Stock Issuance	—	97,102
Other	768	34
Net Cash Provided by Financing Activities	768	79,565
Net Increase (Decrease) in Cash and Cash Equivalents	(89,778)	30,706
Cash and Cash Equivalents at Beginning of Period	259,193	134,351
Cash and Cash Equivalents at End of Period	$169,415	$165,057
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, Inland, Domestic Liftboats and International Liftboats segments (See Note 9). At March 31, 2013, the Company owned a fleet of 38 jackup rigs, 13 barge rigs and 59 liftboat vessels and operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current assets and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Other:
Insurance Claims Receivable	$1,780	$1,784
Deferred Expense - Current Portion	7,439	7,653
Other Non-Trade Receivables	14,464	1,871
Income Tax Receivable	3,468	—
Other	893	883
	$28,044	$12,191
Other Current Liabilities:
Deferred Revenue - Current Portion	$14,006	$14,546
Taxes Payable	—	4,958
Other	8,705	6,979
	$22,711	$26,483
Common Stock Offering
In March 2012, the Company raised approximately $96.7 million in net proceeds from an underwritten public offering of 20.0 million shares of common stock at a price to the public of $5.10 per share. The Company used a portion of the net proceeds from the share offering to fund a portion of the purchase price for the acquisition of Hercules 266 and used the remaining net proceeds for general corporate purposes as well as the costs associated with the upgrade and mobilization of Hercules 266.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$35,162	$(38,342)
Denominator:
Weighted average basic shares	158,931	139,208
Add effect of stock equivalents	2,194	—
Weighted average diluted shares	161,125	139,208
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
The Company's diluted earnings per share calculation excludes 1.1 million stock equivalents for the three months ended March 31, 2013 due to their anti-dilutive effect. The Company's diluted earnings per share calculation for the three months ended March 31, 2012 excludes 6.0 million stock equivalents that would have potentially been included if the Company had generated net income for the period, but are excluded as the Company generated a net loss during the period.

4.    Debt
Debt is comprised of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
7.125% Senior Secured Notes, due April 2017	$300,000	$300,000
10.5% Senior Notes, due October 2017	294,724	294,503
10.25% Senior Notes, due April 2019	200,000	200,000
3.375% Convertible Senior Notes, due June 2038	67,812	67,054
7.375% Senior Notes, due April 2018	3,510	3,510
Total Debt	866,046	865,067
Less Short-term Debt and Current Portion of Long-term Debt	67,812	67,054
Total Long-term Debt, Net of Current Portion	$798,234	$798,013
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a new credit agreement (the "Credit Agreement"), which governs its new senior secured revolving credit facility (the "Credit Facility"), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. As of March 31, 2013, no amounts were outstanding and $1.1 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $73.9 million. All borrowings under the Credit Facility mature on April 3, 2017.
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
7.125% Senior Secured Notes due 2017
The 7.125% Senior Secured Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement. The notes are secured by liens on all collateral that secures the Company's obligations under its Credit Agreement, subject to limited exceptions. The liens securing the notes share on an equal and ratable first priority basis with liens securing the Company's Credit Agreement. Under the intercreditor agreement, the collateral agent for the lenders under the Company's Credit Agreement is generally entitled to sole control of all decisions and actions.
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
10.25% Senior Notes due 2019
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

5.    Derivative Instruments
Warrants
The Company was issued warrants to purchase up to 5.0 million additional shares of Discovery Offshore stock at a strike price of 11.50 Norwegian Kroner (“NOK”) per share which is exercisable in the event that the Discovery Offshore stock price reaches an average equal to or higher than 23.00 NOK per share for 30 consecutive trading days. As of March 31, 2013, Discovery Offshore’s stock price was 13.80 NOK per share. The warrants are being accounted for as a derivative instrument as the underlying security is readily convertible to cash. Subsequent changes in the fair value of the warrants are recognized to other income (expense). The fair value of the Discovery Offshore warrants was determined using a Monte Carlo simulation (See Note 6).

The following table provides the fair values of the Company’s derivatives:

	Fair Value
Balance Sheet Classification	March 31, 2013	December 31, 2012
	(in thousands)
Derivatives:
Warrants	$4,043	$3,964
Other Assets, Net	$4,043	$3,964

The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

	Three Months Ended March 31,
		2013	2012
Derivatives	I.	II.
		(in thousands)
Warrants	Other Income (Expense)	$79	$1,048

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
Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

	March 31, 2013	December 31, 2012
Strike Price (NOK)	11.50	11.50
Target Price (NOK)	23.00	23.00
Stock Value (NOK)	13.80	13.00
Expected Volatility (%)	50.0%	50.0%
Risk-Free Interest Rate (%)	1.24%	1.44%
Expected Life of Warrants (5 years at inception)	2.9	3.1
Number of Warrants	5,000,000	5,000,000

The Company used the historical volatility of companies similar to that of Discovery Offshore to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery Offshore stock at March 31, 2013 and December 31, 2012, respectively. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement.
The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants - as of March 31, 2013	$4,043	$—	$4,043	$—
Warrants - as of December 31, 2012	$3,964	$—	$3,964	$—
The carrying value and fair value of the Company’s equity investment in Discovery Offshore was $37.9 million and $49.4 million at March 31, 2013, respectively, and $38.2 million and $49.1 million at December 31, 2012, respectively. The fair value at March 31, 2013 and December 31, 2012 was calculated using the closing price of Discovery Offshore shares at each date respectively (Level 1 input), converted to U.S. dollars using the exchange rate at each respective date.

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
The fair value of the Company’s 3.375% Convertible Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs. The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
7.125% Senior Secured Notes, due April 2017	$300.0	$323.4	$300.0	$317.1
10.5% Senior Notes, due October 2017	294.7	326.8	294.5	326.6
10.25% Senior Notes, due April 2019	200.0	223.3	200.0	219.6
3.375% Convertible Senior Notes, due June 2038	67.8	68.5	67.1	68.5
7.375% Senior Notes, due April 2018	3.5	3.4	3.5	3.3

7.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At March 31, 2013, approximately 4.5 million shares were available for grant or award under the 2004 Plan.
During the three months ended March 31, 2013, the Company granted the following equity awards:

•
Time-based awards The Company granted 0.6 million time-based restricted stock awards to employees which vest 1/3 per year. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date; which was a weighted-average grant date fair value of $6.79 for the awards granted in the three months ended March 31, 2013.

•
Objective-based awards The Company granted additional compensation awards to employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. These awards, which cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to maximum, as defined by the agreements. For the CEO's portion of these awards, the portion payable in cash is based on the achievement of certain market-based and Company-based performance objectives being met at levels slightly below target levels when combined. The fair value of all awards requiring share settlement is measured at the fair value on the grant date, while those requiring cash settlement are remeasured at the end of each reporting period.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The awards that are based on the Company's achievement of market-based objectives related to the Company's stock price are valued using a Monte Carlo simulation based on the following weighted-average assumptions:

March 31, 2013
Performance Retention Awards
Dividend yield	—
Expected price volatility	65.0%
Risk-free interest rate	0.1%
Stock price	$7.42
Fair value	$4.51
The Company uses various assumptions to estimate the fair value of the Company's objective-based awards. The Company uses the historical volatility of its common stock to estimate volatility while the dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate vesting period and the stock price represents the closing price of the Company's common stock at the valuation date.

8.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2006 through 2012 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, certain tax returns filed by TODCO and its subsidiaries are open for years prior to 2004; however, TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2006 through 2012.
Effective April 27, 2011, the Company completed the Seahawk Transaction. The Company's financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, the Company recorded a carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific, and in some cases an annual, limitation on their utilization. The Company recognized a valuation allowance as appropriate. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. Based on the Company's current tax position, these produced additional deferred tax assets of approximately $37.7 million (gross additional deferred tax assets of $56.9 million offset by valuation allowances of $19.2 million). There can be no assurance that these deferred tax assets will be realized.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela and may contest future assessments where the Company believes the assessments are meritless.
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
The Company’s jackup rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.
In March 2012, the Company acquired an offshore jackup drilling rig, Hercules 266, for $40.0 million. The Company has entered into a three-year drilling contract with Saudi Aramco for the use of this rig with Saudi Aramco having an option to extend the term for an additional one-year period. This rig completed upgrades and other contract specific refurbishments and commenced work in April 2013.
During November 2012, the decision was made to reactivate one of the Company's previously cold stacked rigs, Hercules 209. This rig is currently in the shipyard undergoing repairs and upgrades for reactivation and is expected to be available for work in the second quarter of 2013.
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, the Company signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for use of the Hercules 267. The Company expects the rig to commence work in the second quarter of 2013.
In March 2013, the Company acquired the liftboat White Shark for $42.0 million. The liftboat commenced work in West Africa in March 2013.

Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore	$121,115	$39,451	$18,953	$82,318	$1,777	$18,018
International Offshore	31,774	(12,169)	10,020	18,048	(20,849)	12,341
Inland	4,348	(3,490)	3,110	4,333	(4,598)	3,209
Domestic Liftboats	14,784	(99)	3,658	10,431	(2,322)	3,787
International Liftboats	33,306	5,152	4,352	28,189	8,569	4,990
	$205,327	$28,845	$40,093	$143,319	$(17,423)	$42,345
Corporate	—	(14,751)	722	—	(11,147)	633
Total Company	$205,327	$14,094	$40,815	$143,319	$(28,570)	$42,978

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Total Assets
	March 31, 2013	December 31, 2012
	(in thousands)
Domestic Offshore	$907,325	$980,973
International Offshore	696,094	649,565
Inland	100,035	107,349
Domestic Liftboats	69,809	74,824
International Liftboats	192,417	147,823
Corporate	36,399	56,096
Total Company	$2,002,079	$2,016,630

10.    Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of March 31, 2013, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
Shareholder Derivative Suits
Say-on-Pay Litigation
In June 2011, two separate shareholder derivative actions were filed purportedly on the Company’s behalf in response to its failure to receive a majority advisory “say-on-pay” vote in favor of the Company’s 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the United States District Court for the Southern District of Texas. Each action named the Company as a nominal defendant and certain of its officers and directors, as well as the Company’s Compensation Committee’s consultant, as defendants. Plaintiffs allege that the Company’s directors breached their fiduciary duty by approving excessive executive compensation for 2010, that the Compensation Committee consultant aided and abetted that breach of fiduciary duty, that the officer defendants were unjustly enriched by receiving the allegedly excessive compensation, and that the directors violated the federal securities laws by disseminating a materially false and misleading proxy. The plaintiffs seek damages in an unspecified amount on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees. The Company and the other defendants have filed motions to dismiss these cases for failure to make demand upon the Company’s board and for failing to state a claim. On June 11, 2012, the plaintiff in the Harris County action voluntarily dismissed his action. On March 14, 2013, the Company's and the other defendants' motions to dismiss the Delaware federal action were granted. The motions to dismiss the Texas federal action are pending.
The Company does not expect the ultimate outcome of the shareholder derivative lawsuit to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial statements.
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
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". The Company carries a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, the Company has separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.
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
In 2012, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54%. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which was fully paid during the three months ended March 31, 2013.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $8.7 million and

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

$12.0 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and March 31, 2012, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of April 24, 2013, we owned a fleet of 38 jackup rigs, thirteen barge rigs, 59 liftboat vessels and operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
In March 2012, we acquired an offshore jackup drilling rig, Hercules 266, for $40.0 million. We entered into a three-year drilling contract with Saudi Aramco for the use of this rig with Saudi Aramco having an option to extend the term for an additional one-year period. This rig completed upgrades and other contract specific refurbishments and commenced work in April 2013.
During November 2012, the decision was made to reactivate one of our previously cold stacked rigs, Hercules 209. This rig is currently in the shipyard undergoing repairs and upgrades for reactivation and is expected to be available for work in the second quarter of 2013.
In March 2013, we acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, we signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for use of the Hercules 267. We expect the rig to commence work in the second quarter of 2013.
In March 2013, we acquired the liftboat White Shark for $42.0 million. The liftboat commenced work in West Africa in March 2013.
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
Our backlog at April 24, 2013 totaled approximately $662.9 million for our executed contracts. Approximately $422.7 million of this backlog is expected to be realized during the remainder of 2013. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
Regulation
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
In addition to this Coast Guard Policy Letter, in November 2011, the Bureau of Safety and Environmental Enforcement (“BSEE”) announced a change in its enforcement policies in the aftermath of the Macondo well blowout in April 2010, pursuant to which the agency has extended its regulatory enforcement reach to include contractors as well as offshore lease operators. Consequently, the BSEE may elect to hold contractors, including drilling contractors, liable for alleged violations of law arising in the BSEE's jurisdictional area. In August 2012, the BSEE issued an Interim Policy Letter that established the parameters by which BSEE will issue incidents of noncompliance to drilling contractors for serious violations of BSEE regulations. Implementation of this announced change in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, as well as increased costs arising from contractual arrangements in master services agreements that failed to take into account such change in enforcement policy with respect to our operations in the U.S. Gulf of Mexico, which may have an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	36
Revenue	$121,115	$82,318	$38,797	47.1%
Operating expenses	61,146	59,871	1,275	2.1%
Depreciation and amortization expense	18,953	18,018	935	5.2%
General and administrative expenses	1,565	2,652	(1,087)	(41.0)%
Operating income	$39,451	$1,777	$37,674	n/m
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$31,774	$18,048	$13,726	76.1%
Operating expenses	31,911	24,127	7,784	32.3%
Depreciation and amortization expense	10,020	12,341	(2,321)	(18.8)%
General and administrative expenses	2,012	2,429	(417)	(17.2)%
Operating loss	$(12,169)	$(20,849)	$8,680	(41.6)%
Inland:
Number of barges (as of end of period)	13	17
Revenue	$4,348	$4,333	$15	0.3%
Operating expenses	4,563	5,679	(1,116)	(19.7)%
Depreciation and amortization expense	3,110	3,209	(99)	(3.1)%
General and administrative expenses	165	43	122	n/m
Operating loss	$(3,490)	$(4,598)	$1,108	(24.1)%
Domestic Liftboats:
Number of liftboats (as of end of period)	39	40
Revenue	$14,784	$10,431	$4,353	41.7%
Operating expenses	10,725	8,480	2,245	26.5%
Depreciation and amortization expense	3,658	3,787	(129)	(3.4)%
General and administrative expenses	500	486	14	2.9%
Operating loss	$(99)	$(2,322)	$2,223	(95.7)%

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in thousands)
International Liftboats:
Number of liftboats (as of end of period)	25	23
Revenue	$33,306	$28,189	$5,117	18.2%
Operating expenses	22,292	13,080	9,212	70.4%
Depreciation and amortization expense	4,352	4,990	(638)	(12.8)%
General and administrative expenses	1,510	1,550	(40)	(2.6)%
Operating income	$5,152	$8,569	$(3,417)	(39.9)%
Total Company:
Revenue	$205,327	$143,319	$62,008	43.3%
Operating expenses	130,637	111,237	19,400	17.4%
Depreciation and amortization expense	40,815	42,978	(2,163)	(5.0)%
General and administrative expenses	19,781	17,674	2,107	11.9%
Operating income (loss)	14,094	(28,570)	42,664	n/m
Interest expense	(18,488)	(19,669)	1,181	(6.0)%
Other, net	196	1,009	(813)	(80.6)%
Loss before income taxes	(4,198)	(47,230)	43,032	(91.1)%
Income tax benefit	39,360	8,888	30,472	n/m
Net income (loss)	$35,162	$(38,342)	$73,504	n/m
  _____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended March 31, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,548	1,620	95.6%	$78,240	$37,744
International Offshore	269	450	59.8%	118,119	70,913
Inland	127	270	47.0%	34,236	16,900
Domestic Liftboats	1,640	2,703	60.7%	9,015	3,968
International Liftboats	1,450	2,011	72.1%	22,970	11,085

	Three Months Ended March 31, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,471	1,638	89.8%	$55,961	$36,551
International Offshore	247	637	38.8%	73,069	37,876
Inland	137	273	50.2%	31,628	20,802
Domestic Liftboats	1,342	3,094	43.4%	7,773	2,741
International Liftboats	1,202	1,836	65.5%	23,452	7,124

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

For the Three Months Ended March 31, 2013 and 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $33 million and $6 million, respectively.
International Offshore. The increase in revenue from our International Offshore segment resulted primarily from the following:
•$8.3 million increase from Hercules 261 as it was in the shipyard preparing for a new contract in the Comparable Quarter;
•$5.6 million increase from Hercules 208 as it was preparing for a contract in Indonesia during the Comparable Quarter;
•$4.3 million increase from Hercules 262 as it was in the shipyard preparing for a new contract for a portion of the Comparable Quarter; and
•$4.5 million decrease from Platform 3 as it was sold in August 2012.
Domestic Liftboats. The increase in revenue from our Domestic Liftboats segment resulted from an increase in operating days and an increase in average revenue per liftboat per day in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $3 million and $2 million, respectively.
International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days in the Current Quarter as compared to the Comparable Quarter. The Kingfish and White Shark each contributed $1.2 million of the revenue increase in the Current Quarter.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
International Offshore. Hercules 260 contributed a $4.5 million increase in operating expenses in the Current Quarter as compared to the Comparable Quarter primarily due to repair costs related to its spudcan damage. Additionally, Hercules 261 contributed to an increase in costs of $4.9 million as the rig was in the shipyard preparing for a new contract in the Comparable Quarter.
Inland. The decrease in operating expenses for our Inland segment is primarily due to an increase in gains on asset sales in the Current Quarter of $1.7 million, partially offset by an increase in labor costs of $0.6 million in the Current Quarter as compared to the Comparable Quarter.

Domestic Liftboats. The increase in operating expenses for our Domestic Liftboats segment related primarily to the $1.8 million insurance gain recognized on the loss of the Starfish in the Comparable Quarter.
International Liftboats. The increase in operating expenses for our International Liftboats segment related to the following:
•$2.6 million increase related to the write down of the Croaker to fair market value in the Current Quarter;
•$1.4 million increase due to the Kingfish operating in the International Liftboats segment in the Current Quarter after its relocation in 2012;
•$1.4 million increase in labor costs in the Current Quarter as compared to the Comparable Quarter; and
•$1.6 million insurance gain recognized on the loss of the Mako in the Comparable Quarter.
Depreciation and Amortization
The decrease in depreciation and amortization is primarily due to the asset impairment charge recorded in the second quarter of 2012 to write-down Hercules 185 to salvage value, which contributed to a $2.2 million decrease in depreciation.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to an increase in labor costs.
Interest Expense
The decrease in interest expense is primarily due to the capitalization of interest on upgrade and reactivation projects in the Current Quarter.
Other, net
The decrease in other income is primarily due to the additional gain recognized in the Comparable Quarter for the change in the fair value of the Discovery Offshore warrants.
Income Tax Benefit
During the Current Quarter we generated an income tax benefit of $39.4 million compared to an income tax benefit of $8.9 million during the Comparable Quarter. The increase in our income tax benefit related primarily to the $37.7 million tax benefit recorded in the Current Quarter related to the tax attributes received from the Seahawk Transaction.

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

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Net Income (Loss)	$35,162	$(38,342)
Tax adjustment	(37,729)	—
Adjusted Net Loss	$(2,567)	$(38,342)
Diluted Earnings (Loss) per Share	$0.22	$(0.28)
Tax adjustment	(0.24)	—
Adjusted Diluted Loss per Share	$(0.02)	$(0.28)
Net Income (Loss)	$35,162	$(38,342)
Interest expense	18,488	19,669
Income tax benefit	(39,360)	(8,888)
Depreciation and amortization	40,815	42,978
EBITDA	$55,105	$15,417

CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to business combinations, property and equipment, derivatives, revenue recognition, income taxes, allowance for doubtful accounts, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1 of Part I of this Quarterly Report on Form 10-Q and below.
Business Combinations
Effective April 27, 2011, we completed the Seahawk Transaction. Our financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the

Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, we recorded a carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific, and in some cases an annual, limitation on their utilization. We recognized a valuation allowance as appropriate. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. Based on our current tax position, these produced additional deferred tax assets of approximately $37.7 million (gross additional deferred tax assets of $56.9 million offset by valuation allowances of $19.2 million). There can be no assurance that these deferred tax assets will be realized.
OUTLOOK
Offshore
Demand for our oilfield services is driven by our Exploration and Production customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, as well as our customers' ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the disparity between the price of crude oil and natural gas. As of April 22, 2013, the spot price for Louisiana Light Sweet ("LLS") crude was $101.56 per barrel. LLS crude oil prices have fluctuated significantly over the past year, peaking at a high of $121.45 per barrel to a low of $89.69 per barrel. Throughout this period of volatility, we did not experience any material reduction in demand for our services, and we believe current oil prices remain supportive for a continuation of activity levels.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, excluding rigs scheduled to move to international locations, has declined from approximately 63 rigs in late 2008 to 40 rigs as of April 22, 2013, of which we estimate that 36 rigs are contracted.
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
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices, capital budget announcements by National and International Oil Companies, as well as what appears to be an increase in the number of international tenders for drilling rigs, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2013. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply from newly constructed rigs. As of April 22, 2013, there were 404 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico, excluding cold stacked rigs, of which only 23 rigs were uncontracted. There are also approximately 22 cold stacked jackup rigs outside of the U.S. Gulf of Mexico. In addition, globally, there are an estimated 103 new jackup rigs either under construction, on order, or planned for delivery from 2013 to 2016, of which 82 are without contracts. All of the jackup rigs under construction have higher specifications than the rigs in our existing fleet. We expect that increased market demand will absorb a significant portion of the incremental supply of newbuild drilling rigs.
Our international drilling fleet consists of seven jackup rigs, excluding Hercules 156 and Hercules 258, which are cold stacked, and Hercules 185, which is no longer in service and is expected to be sold for scrap. Four of the seven international rigs are under contracts that extend beyond one year.
Inland barge drilling activity has slowed dramatically since 2008, as a number of key operators have curtailed or ceased activity in the inland market for various reasons, including lack of funding, lack of drilling success and reallocation of capital to other onshore basins. The predominance of smaller independent operators active in inland waters adds to the volatility of this region. Inland activity levels stabilized in 2010 but remain depressed relative to historical levels. Activity levels have improved since the end of the first quarter 2013. As of April 22, 2013, we estimate there were 25 marketed barge rigs, of which 22 were contracted. Recent contract fixtures for our barge rigs have also seen a modest improvement in pricing. These recent gains have been modest, and we continue to expect industry activity levels to remain relatively benign through 2013, barring a significant increase in natural gas prices and/or property transfers to new operators that may spur drilling activity in this region.
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
Our International Liftboat segment is driven by our customers' demand for offshore production, infrastructure construction, maintenance and support activities in West Africa and the Middle East. While international rates for liftboats typically exceed those in the U.S., operating costs are also higher, and we expect this dynamic to continue through the foreseeable future. We expect the liftboat market in West Africa to potentially be impacted by additional vessels mobilizing into the region, which may place pressure on utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. We are currently in negotiations with labor unions in our Nigerian operations. The outcome of such negotiations is uncertain, but may impact current regional operations if we are not able to come to a timely agreement with the labor unions. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels, and we recently signed two of our liftboats in the Middle East to long term contracts.
Over the long term, we believe that international liftboat demand will benefit from: (i) the aging offshore infrastructure and maturing offshore basins, (ii) desire by our international customers to economically produce from these mature basins and service their infrastructure and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is (i) our expectation of increased competition from newly constructed liftboats and mobilizations of existing liftboats primarily from the U.S. Gulf of Mexico to international markets, (ii) the risk of recurring political, social and union unrest, principally in West Africa and (iii) increased pressure to have local ownership of assets, principally in West Africa.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the three month period ended March 31, 2013 are as follows (in millions):

Net Cash Provided by Operating Activities	$48.7
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets	(97.0)
Additions of Property and Equipment	(41.9)
Deferred Drydocking Expenditures	(3.1)
Other	2.8
Total	(139.2)
Net Cash Provided by Financing Activities	0.7
Net Decrease in Cash and Cash Equivalents	$(89.8)
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, in certain instances we would be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt or for general corporate purposes. In June 2013, we expect we will be required to settle our 3.375% Convertible Senior Notes. As of March 31, 2013, the notional amount of these notes outstanding was $68.3 million. We intend to settle this obligation with cash on hand.
Cash Requirements and Contractual Obligations
Debt
Our current debt structure is used to fund our business operations.
On April 3, 2012, we entered into a new credit agreement (the “Credit Agreement”), which governs the new senior secured revolving credit facility (the “Credit Facility”), which provides for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. As of March 31, 2013, no amounts were outstanding and $1.1 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $73.9 million. All borrowings under the Credit Facility mature on April 3, 2017.
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
In 2009, we issued $300.0 million of senior notes at a coupon rate of 10.5% with maturity in October 2017 ("10.5% Senior Notes"). The interest on the 10.5% Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on April 1 or October 1. The notes were sold at 97.383% of their face amount to yield 11.0% and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. As of March 31, 2013, $300.0 million notional amount of the 10.5% Senior Notes was outstanding.
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
The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At March 31, 2013, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 1.4 million. We may redeem the 3.375% Convertible Senior Notes at our option beginning June 6, 2013, and holders of the notes will have the right to require us to repurchase the notes on June 1, 2013 and certain dates thereafter or on the occurrence of a fundamental change.
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
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage.
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
In 2012, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.1 million was financed through this arrangement with an interest rate of 3.54%. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which we fully paid during the three months ended March 31, 2013.
Capital Expenditures
We currently expect capital expenditures and drydocking during the remainder of 2013 to approximate $90.0 million to $100.0 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2013. This estimate includes our capital investment to complete the reactivation of Hercules 209. Should we elect to reactivate additional cold stacked rigs or upgrade and refurbish additional selected rigs or liftboats, our capital expenditures will increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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

Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first three months of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•Settled $9.1 million of insurance notes payable outstanding at December 31, 2012
For additional information about our contractual obligations as of December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats and future utilization rates and dayrates for the units;

•	our ability to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	levels of reserves for accounts receivable;

•	success of our plans to dispose of certain assets;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked, including the Hercules 209;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims and disputes and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

•
expectations regarding offshore drilling activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenue, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook and future earnings.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this quarterly report and the following:

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

•	the impact of governmental laws and regulations, including laws and regulations in the U.S. Gulf of Mexico arising out of the Macondo well blowout incident;

•	the impact of local content and cabotage laws and regulations in foreign jurisdictions in which we operate, particularly Nigeria;

•	the adequacy and costs of sources of credit and liquidity;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel and rising cost of labor;

•	labor relations and work stoppages, particularly in the West African labor environment;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage or insufficient coverage;

•	the effect of litigation, investigations, and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
Fair Value of Warrants and Derivative Asset
At March 31, 2013, the fair value of derivative instruments was $4.0 million. We estimate the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We are required to revalue this asset each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of Discovery Offshore’s stock. The following table illustrates the potential effect on the fair value of the derivative asset from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$2,431
50% increase in stock price	5,117
10% increase in assumed volatility	801
25% decrease in stock price	(1,985)
50% decrease in stock price	(3,374)
10% decrease in assumed volatility	(917)

ITEM 4.	CONTROLS AND PROCEDURES
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
The information set forth under the caption "Legal Proceedings" in Note 10 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

Except for the additional and updated disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East and the Asia-Pacific region. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in Southeast Asia, Saudi Arabia and West Africa. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings and piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages or strikes, particularly in the West African labor environments;

•	unexpected changes in regulatory requirements;

•	increased local content requirements,

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content laws, particularly in West Africa and Southeast Asia, where the legislatures are active in developing new legislation;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.

Many governments favor or effectively require that liftboat or drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when bidding for contracts against local competitors.
Our non-U.S. contract drilling and liftboat operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling rigs and liftboats, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors, the ownership of assets by local citizens and companies, and duties on the importation and exportation of units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in developing countries can be subject to legal systems which are not as predictable as those in more developed countries, which can lead to greater risk and uncertainty in legal matters and proceedings. Our ability to compete in international markets may be adversely affected by these foreign governmental regulations and/or policies that favor the awarding of contracts to contractors in which nationals of those foreign countries have substantial ownership interests or by regulations requiring foreign contractors to employ, transfer ownership of equipment to, or purchase supplies from, citizens of a particular jurisdiction.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1 - 31, 2013	218	$6.58	N/A	N/A
February 1 - 28, 2013	208,801	6.82	N/A	N/A
March 1 - 31, 2013	62,151	6.77	N/A	N/A
Total	271,170	6.81	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6.	EXHIBITS

*10.1	—	Form of Phantom Stock and Cash Award Agreement for Chief Executive Officer
*10.2	—	Form of Phantom Stock Agreement for Employees
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS		XBRL Instance Document
*101.SCH		XBRL Schema Document
*101.CAL		XBRL Calculation Linkbase Document
*101.DEF		XBRL Definition Linkbase Document
*101.LAB		XBRL Label Linkbase Document
*101.PRE		XBRL Presentation Linkbase Document
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
 _____________________________

*	Filed herewith.

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

Date: April 25, 2013