Form 10-Q
period 2013-06-30
HERCULES OFFSHORE, INC.
filed 2013-08-01
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 26, 2013
159,741,522

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,658	$259,193
Restricted Cash	2,027	2,027
Accounts Receivable, Net of Allowance for Doubtful Accounts of $607 and $788 as of June 30, 2013 and December 31, 2012, Respectively	178,835	167,936
Prepaids	39,105	16,135
Current Deferred Tax Asset	—	21,125
Assets Held for Sale	98,802	—
Other	22,968	12,191
	382,395	478,607
Property and Equipment, Net	1,744,548	1,462,755
Equity Investment	—	38,191
Other Assets, Net	28,151	37,077
	$2,155,094	$2,016,630
LIABILITIES AND EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$—	$67,054
Accounts Payable	78,031	58,615
Accrued Liabilities	69,866	82,781
Interest Payable	17,085	17,367
Insurance Notes Payable	28,872	9,123
Other Current Liabilities	202,171	26,483
	396,025	261,423
Long-term Debt, Net of Current Portion	805,508	798,013
Deferred Income Taxes	13,182	56,821
Other Liabilities	23,108	17,611
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 162,033 and 160,708 Shares Issued, Respectively; 159,678 and 158,628 Shares Outstanding, Respectively	1,620	1,607
Capital in Excess of Par Value	2,166,004	2,159,744
Treasury Stock, at Cost, 2,355 Shares and 2,080 Shares, Respectively	(54,972)	(53,100)
Retained Deficit	(1,217,688)	(1,225,489)
	894,964	882,762
Noncontrolling Interest	22,307	—
Total Equity	917,271	882,762
	$2,155,094	$2,016,630
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$211,456	$154,498	$397,651	$283,053
Costs and Expenses:
Operating Expenses	118,857	100,602	232,811	197,547
Asset Impairment	—	47,523	—	47,523
Depreciation and Amortization	37,928	36,321	72,866	73,297
General and Administrative	21,421	5,724	40,537	22,869
	178,206	190,170	346,214	341,236
Operating Income (Loss)	33,250	(35,672)	51,437	(58,183)
Other Income (Expense):
Interest Expense	(18,040)	(18,627)	(35,135)	(36,612)
Loss on Extinguishment of Debt	—	(9,156)	—	(9,156)
Gain on Equity Investment	14,876	—	14,876	—
Other, Net	(1,511)	(921)	(1,315)	88
Income (Loss) Before Income Taxes	28,575	(64,376)	29,863	(103,863)
Income Tax Benefit (Provision)	(12,001)	11,917	27,009	17,704
Income (Loss) from Continuing Operations	16,574	(52,459)	56,872	(86,159)
Loss from Discontinued Operations, Net of Taxes	(43,953)	(2,612)	(49,089)	(7,254)
Net Income (Loss)	(27,379)	(55,071)	7,783	(93,413)
Loss attributable to Noncontrolling Interest	18	—	18	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$(27,361)	$(55,071)	$7,801	$(93,413)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per share:
Basic:
Income (Loss) from Continuing Operations	$0.10	$(0.33)	$0.36	$(0.58)
Loss from Discontinued Operations	(0.27)	(0.02)	(0.31)	(0.05)
Net Income (Loss)	$(0.17)	$(0.35)	$0.05	$(0.63)
Diluted:
Income (Loss) from Continuing Operations	$0.10	$(0.33)	$0.35	$(0.58)
Loss from Discontinued Operations	(0.27)	(0.02)	(0.30)	(0.05)
Net Income (Loss)	$(0.17)	$(0.35)	$0.05	$(0.63)
Weighted Average Shares Outstanding:
Basic	159,574	158,515	159,252	148,861
Diluted	161,442	158,515	161,283	148,861
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$7,801	$(93,413)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	83,764	85,373
Stock-Based Compensation Expense	5,169	3,274
Deferred Income Taxes	(20,812)	(30,308)
Provision (Benefit) For Doubtful Accounts Receivable	356	(7,625)
Gain on Equity Investment	(14,876)	—
Asset Impairment	44,370	47,523
Other	5,328	(2,287)
(Increase) Decrease in Operating Assets -
Accounts Receivable	(12,053)	20,540
Prepaid Expenses and Other	495	(11,141)
Increase (Decrease) in Operating Liabilities -
Accounts Payable	17,370	16,039
Insurance Notes Payable	(12,158)	(11,167)
Other Current Liabilities	(22,118)	6,942
Other Liabilities	8,971	866
Net Cash Provided by Operating Activities	91,607	24,616
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(178,136)	(40,000)
Investment in Marketable Securities, Net	—	(30,000)
Additions of Property and Equipment	(74,912)	(47,478)
Deferred Drydocking Expenditures	(5,787)	(7,285)
Insurance Proceeds Received	—	20,639
Proceeds from Sale of Assets, Net	8,797	10,405
Decrease in Restricted Cash	—	1,622
Net Cash Used in Investing Activities	(250,038)	(92,097)
Cash Flows from Financing Activities:
Long-term Debt Borrowing	—	500,000
Long-term Debt Repayments	—	(452,909)
Redemption of 3.375% Convertible Senior Notes	(61,274)	(27,606)
Common Stock Issuance	—	96,696
Payment of Debt Issuance Costs	—	(7,717)
Other	1,170	139
Net Cash Provided by (Used In) Financing Activities	(60,104)	108,603
Net Increase (Decrease) in Cash and Cash Equivalents	(218,535)	41,122
Cash and Cash Equivalents at Beginning of Period	259,193	134,351
Cash and Cash Equivalents at End of Period	$40,658	$175,473
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore, and International Liftboats segments (See Note 5 and 11). At June 30, 2013, the Company owned a fleet of 40 jackup rigs, including Discovery Triumph and Discovery Resilience, thirteen barge rigs and 58 liftboat vessels and operated an additional five liftboat vessels owned by a third party (See Note 5 and 11). The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.
Recast of Financial Information for Discontinued Operations
Due to the current period classification of the Domestic Liftboats and Inland segments as discontinued operations, we have recast the Company's historical information to reflect the results of operations of these two segments as discontinued operations for all periods presented.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries as well as the accounts of our majority owned subsidiary Discovery Offshore S.A. (“Discovery”) from the date a majority controlling interest was acquired. All intercompany account balances and transactions have been eliminated.
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current assets and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Other:
Deferred Expense - Current Portion	$7,439	$7,653
Income Tax Receivable	10,340	—
Other	5,189	4,538
	$22,968	$12,191
Other Current Liabilities:
Deferred Revenue - Current Portion	$21,620	$14,546
Taxes Payable	—	4,958
Deposits	5,750	750
Final Shipyard Installment for Discovery Triumph	166,930	—
Other	7,871	6,229
	$202,171	$26,483

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Equity
Changes in equity during the six months ended June 30, 2013 are presented below:

	Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in thousands)
Balance at December 31, 2012	$882,762	$—	$882,762
Net Income (Loss)	7,801	(18)	7,783
Acquisition of Interest in Discovery	—	22,325	22,325
Compensation Expense Recognized	5,169	—	5,169
Repurchase of Common Stock	(1,872)	—	(1,872)
Excess Tax Benefit, Net from Stock-Based Arrangements	830	—	830
Other	274	—	274
Balance at June 30, 2013	$894,964	$22,307	$917,271
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
3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Income (loss) from continuing operations	$16,574	$(52,459)	$56,872	$(86,159)
Less: Loss attributable to noncontrolling interest	18	—	18	—
Adjusted income (loss) from continuing operations	16,592	(52,459)	56,890	(86,159)
Loss from discontinued operations, net of taxes	(43,953)	(2,612)	(49,089)	(7,254)
Net income (loss) attributable to Hercules Offshore, Inc.	$(27,361)	$(55,071)	$7,801	$(93,413)
Denominator:
Weighted average basic shares	159,574	158,515	159,252	148,861
Add effect of stock equivalents	1,868	—	2,031	—
Weighted average diluted shares	161,442	158,515	161,283	148,861
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
The Company's diluted earnings per share calculation excludes 0.8 million and 1.0 million stock equivalents for the three and six month periods ended June 30, 2013, respectively, due to their anti-dilutive effect. The Company's diluted earnings per share calculation for the three and six month periods ended June 30, 2012 excludes 6.3 million and 6.1 million, respectively,

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

stock equivalents that would have potentially been included if the Company had generated net income for the period, but are excluded as the Company generated a net loss during the period.

4. Business Combination
As of December 31, 2012, the Company held a $38.2 million, or 32%, equity investment in Discovery, a development stage company whose purpose is to own new ultra high specification jackup drilling rigs. Historically, we accounted for our investment in Discovery under the equity method of accounting. On June 24, 2013, the Company acquired an additional 52% interest to bring the total interest held to 84%, for cash consideration, net of cash acquired of $77.7 million ("Discovery Transaction"). The Discovery Transaction allows the Company to enter into the high-specification jackup market and it significantly expands our service offerings to the most demanding drilling customers and opens new international markets that have growing needs for assets of this caliber. The Company began consolidating Discovery's results of operations as of the acquisition date, June 24, 2013. As of June 30, 2013, the Company held an 86% interest in Discovery as a result of additional stock purchases for cash consideration of $4.1 million.
The acquisition date fair value of the Company's previously held equity interest in Discovery was $52.0 million based on the price the Company paid for additional Discovery shares on June 24, 2013 of 15 NOK per share. The Company recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value as of the acquisition date in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the three and six month periods ended June 30, 2013, respectively.
In connection with the Discovery Transaction, the Company settled certain preexisting relationships including a receivable from Discovery, warrants to purchase 5 million Discovery shares (see Note 7), as well as deferred revenue in the amounts of $14.3 million, $3.5 million and $5.6 million, respectively, at the date of acquisition.
The Company valued the noncontrolling interest at the acquisition date at 15 NOK per share or $26.4 million.
The components of the consideration transferred were as follows:

Cash Paid, net of cash acquired	$77,658
Elimination of related party balances	12,283
Fair value of Discovery equity investment	51,959
Noncontrolling interest	26,448
$168,348
The Company accounted for this transaction as a business combination and, accordingly, the total consideration was allocated to Discovery's net tangible assets based on their estimated fair values. The Company is in the process of finalizing valuations of these net tangible assets. Therefore, these valuations are preliminary and are subject to change upon the receipt and management's review of the final valuations. Upon final valuation of the net tangible assets, the excess, if any, of the purchase price over these assets will be recorded as goodwill.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The preliminary allocation of the consideration is as follows:

June 24, 2013
(in thousands)
(unaudited)
Prepaids	$1,700
Other	1,563
Property and Equipment, Net	334,210
Total Assets	337,473
Accounts Payable	(986)
Accrued Liabilities (a)	(166,953)
Insurance Note Payable	(1,186)
Total Liabilities	(169,125)
Total Preliminary Purchase Price	$168,348
(a) includes the final shipyard installment for Discovery Triumph of $166.9 million
The following presents the consolidated financial information for the Company on a pro forma basis assuming the Discovery Transaction had occurred as of the beginning of the periods presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and factually supportable. These items include adjustments to eliminate directly related transaction costs, record noncontrolling interest, and eliminate our losses on equity investment.
The unaudited pro forma financial information set forth below has been compiled from current financial statements and historical financial statements as recast for the Company's discontinued operations and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Revenue	$207.5	$153.1	$391.4	$280.1
Income (Loss) from Continuing Operations	3.7	(52.7)	43.1	(86.8)
Loss from Discontinued Operations, Net of Taxes	(44.0)	(2.6)	(49.1)	(7.3)
Net Loss	(40.3)	(55.3)	(6.0)	(94.1)
Loss Attributable to Noncontrolling Interest	0.3	—	0.4	0.1
Loss Attributable to Hercules Offshore, Inc.	$(40.0)	$(55.3)	$(5.6)	$(94.0)

Net Loss attributable to Hercules Offshore, Inc. Per share:
Basic:
Income (Loss) from Continuing Operations	$0.02	$(0.33)	$0.27	$(0.58)
Loss from Discontinued Operations	(0.27)	(0.02)	(0.31)	(0.05)
Net Loss	$(0.25)	$(0.35)	$(0.04)	$(0.63)
Diluted:
Income (Loss) from Continuing Operations	$0.02	$(0.33)	$0.27	$(0.58)
Loss from Discontinued Operations	(0.27)	(0.02)	(0.31)	(0.05)
Net Loss	$(0.25)	$(0.35)	$(0.04)	$(0.63)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The amount of revenue and net loss of Discovery included in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 is as follows:

June 24, 2013 through June 30, 2013
(in millions)
Revenue	$—
Net loss	(0.1)

The Company incurred transaction costs in the amount of $3.0 million for the three and six months ended June 30, 2013 related to the Discovery Transaction. These transaction costs are included in General and Administrative on the Consolidated Statements of Operations.

5. Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to a sale of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the six months ended June 30, 2012:

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
2012:
	Hercules 2501	Domestic Offshore	June 2012	$7,000	$5,465
Discontinued Operations
In May 2013, the Company entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 the Company closed on the sale of these Inland assets. The Company retained working capital of its Inland business which was approximately $6.4 million as of June 30, 2013. Additionally, the Company has a separate agreement to sell its Hercules 27 inland barge for $5.0 million, which is expected to occur in the third quarter of 2013. In the second quarter of 2013, the Company recorded an impairment charge of $40.9 million ($40.7 million, net of tax) related to the sale of the Inland barges. The results of operations of the Inland segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as discontinued operations.
In June 2013, the Company entered into an agreement to sell its U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, the Company recorded an impairment charge of $3.5 million ($3.5 million, net of tax). On July 1, 2013, the Company closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million. The Company retained working capital of its Domestic Liftboats business which was approximately $6.1 million as of June 30, 2013. The results of operations of the Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as discontinued operations.
Interest charges have been allocated to the discontinued operations of the Inland and Domestic Liftboat segments in accordance with FASB ASC 205-20, Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets. Interest allocated to discontinued operations of the Inland segment was $0.5 million and $1.3 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2012, respectively. Interest allocated to discontinued operations of the Domestic Liftboat segment was $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Operating results included in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Inland:
Revenue	$9,924	$8,211	$14,272	$12,544
Loss Before Income Taxes	$(39,888)	$(4,415)	$(44,673)	$(9,071)
Income Tax Benefit (Provision)	(176)	1,898	174	3,899
Loss from Discontinued Operations, Net of Taxes	$(40,064)	$(2,517)	$(44,499)	$(5,172)
Domestic Liftboats:
Revenue	$14,841	$16,242	$29,625	$26,673
Loss Before Income Taxes	$(3,889)	$(148)	$(4,590)	$(3,235)
Income Tax Benefit	—	53	—	1,153
Loss from Discontinued Operations, Net of Taxes	$(3,889)	$(95)	$(4,590)	$(2,082)
Total:
Revenue	$24,765	$24,453	$43,897	$39,217
Loss Before Income Taxes	$(43,777)	$(4,563)	$(49,263)	$(12,306)
Income Tax Benefit (Provision)	(176)	1,951	174	5,052
Loss from Discontinued Operations, Net of Taxes	$(43,953)	$(2,612)	$(49,089)	$(7,254)
The carrying amounts, $44.3 million for Inland and $54.5 million for Domestic Liftboats, of the major classes of assets associated with discontinued operations were Property and Equipment and related assets and are included in Assets Held for Sale on the Consolidated Balance Sheet at June 30, 2013.
6.    Debt
Debt is comprised of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
7.125% Senior Secured Notes, due April 2017	$300,000	$300,000
10.5% Senior Notes, due October 2017	294,951	294,503
10.25% Senior Notes, due April 2019	200,000	200,000
3.375% Convertible Senior Notes, due June 2038	7,047	67,054
7.375% Senior Notes, due April 2018	3,510	3,510
Total Debt	805,508	865,067
Less Short-term Debt and Current Portion of Long-term Debt	—	67,054
Total Long-term Debt, Net of Current Portion	$805,508	$798,013
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement (the "Credit Agreement"), which governs its senior secured revolving credit facility (the "Credit Facility"). As of June 30, 2013, the Credit Facility provided for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. As of June 30, 2013, no amounts were outstanding and $1.1 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $73.9 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

As of June 30, 2013, borrowings under the Credit Facility bore interest, at the Company's option, at either (i) the Alternate Base Rate ("ABR") (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranged between 3.0% and 4.5%, depending on the Company's leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranged between 4.0% and 5.5%, depending on the Company's leverage ratio. The Company paid a per annum fee on all letters of credit issued under the Credit Facility, which fee equaled the applicable margin for loans accruing interest based on the Eurodollar rate, and the Company paid a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.
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
July 2013 Credit Amendment
On July 8, 2013, the Company amended its Credit Agreement to, among other things:

•
increase the senior secured revolving credit facility to $150.0 million from $75.0 million (subject to certain limitations which restrict borrowing to $75.0 million while the 10.5% Senior Notes due 2017 are outstanding);

•	extend the maturity date of the Credit Facility to July 8, 2018 from April 3, 2017;

•	increase the sublimit for the issuance of letters of credit to $50.0 million from $25.0 million;

•	allow for an increase in aggregate commitments of up to $50.0 million from $35.0 million;

•	reduce the applicable margin for ABR Loans to a range between 1.5% and 3.0% from a range between 3.0% and 4.5% depending on the Company's total leverage ratio;

•	reduce the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% from a range between 4.0% and 5.5% depending on the Company's total leverage ratio; and

•	reduce the per annum commitment fee on unused availability under the Credit Facility to 0.50% from 0.75%.
The Company incurred costs of $1.1 million related to the amendment of its Credit Agreement.
8.75% Senior Notes due 2021
On July 8, 2013, the Company completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. Interest on the notes will accrue from and including July 8, 2013 at a rate of 8.75% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2014.
The 8.75% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
Prior to July 15, 2016, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.75% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the Company makes such redemption not more than 180 days after consummation of such equity offering. In addition, prior to July 15, 2017, the Company may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after July 15, 2017, the Company may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Year	Optional Redemption Price
2017	104.375%
2018	102.188%
2019 and thereafter	100.000%
If the Company experiences certain kinds of changes of control, holders of the notes will be entitled to require the Company to purchase all or any portion of the notes for a cash price equal to 101.0% of the principal amount of the applicable notes, plus accrued and unpaid interest, if any, to the date of purchase. Furthermore, in certain circumstances following an asset sale (as defined in the indenture), the Company may be required to use the excess proceeds to offer to repurchase the notes at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest.
3.375% Convertible Senior Notes due 2038
The Company may redeem the 3.375% Convertible Senior Notes at its option and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
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
On May 1, 2013, the Company made an offer to purchase all of the outstanding notes in accordance with our repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the tender offer.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

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
The indenture governing the 10.5% Senior Notes provides that all the liens securing the notes may be released if the Company's total amount of secured indebtedness, other than the 10.5% Senior Notes, does not exceed the lesser of $375.0 million and 15.0% of its consolidated tangible assets. We refer to such a release as a “collateral suspension.” When a collateral suspension is in effect, the 10.5% Senior Notes due 2017 become unsecured. Following the closing of the 2012 debt issuances and the use of proceeds thereof to repay in full the prior secured credit facility, the liens securing the 10.5% Senior Notes were released on April 3, 2012 and a collateral suspension is currently in effect. The indenture governing the 10.5% Senior Notes also provides that if, after any such collateral suspension, the aggregate principal amount of our total secured indebtedness, other than the 10.5% Senior Notes due 2017, were to exceed the greater of $375.0 million and 15.0% of our consolidated tangible assets, as defined in such indenture, then the collateral obligations of the Company and guarantors thereunder will be reinstated and must be complied with within 30 days of such event.

Substantially all of the Company's domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes.

The Company's obligations under the Credit Agreement and 7.125% Senior Secured Notes are secured on an equal and ratable first priority basis by liens on a majority of its vessels and substantially all of its other personal property.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

7.    Derivative Instruments
Warrants
Previously the Company was issued warrants to purchase up to 5.0 million additional shares of Discovery stock at a strike price of 11.50 Norwegian Kroner (“NOK”) per share which was exercisable in the event that the Discovery stock price reached an average equal to or higher than 23.00 NOK per share for 30 consecutive trading days. The warrants were being accounted for as a derivative instrument as the underlying security was readily convertible to cash. Subsequent changes in the fair value of the warrants were recognized to other income (expense). The fair value of the Discovery warrants was determined using a Monte Carlo simulation (See Note 8). On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million and included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery (see Note 4).
The following table provides the fair values of the Company’s derivatives:

Fair Value
Balance Sheet Classification	December 31, 2012
(in thousands)
Derivatives:
Warrants	$3,964
Other Assets, Net	$3,964
The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

	Three Months Ended June 30,			Six Months Ended June 30,
		2013	2012		2013	2012
Derivatives	I.	II.		I.	II.
		(in thousands)			(in thousands)
Warrants	Other Income (Expense)	$(503)	$(815)	Other Income (Expense)	$(424)	$233

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
The fair value of the warrants was determined using a Monte Carlo simulation based on the following assumptions:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	June 24, 2013	December 31, 2012
Strike Price (NOK)	11.50	11.50
Target Price (NOK)	23.00	23.00
Stock Value (NOK)	15.00	13.00
Expected Volatility (%)	40.0%	50.0%
Risk-Free Interest Rate (%)	1.42%	1.44%
Expected Life of Warrants (5 years at inception)	2.6	3.1
Number of Warrants	5,000,000	5,000,000

The Company used the historical volatility of companies similar to that of Discovery to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery stock at June 24, 2013 and December 31, 2012. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement. On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million, measured using level 2 inputs, and was included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery (see Note 4).

The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants - as of December 31, 2012	$3,964	$—	$3,964	$—
The carrying value and fair value of the Company’s equity investment in Discovery was $38.2 million and $49.1 million at December 31, 2012, respectively. The fair value at December 31, 2012 was calculated using the closing price of Discovery shares (Level 1 input), converted to U.S. dollars using the exchange rate. In June 2013, as a result of the acquisition of a controlling interest in Discovery, the Company began consolidating the results of Discovery and discontinued accounting for the investment as an equity investment (See Note 4).
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of June 30, 2013:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Assets Held for Sale	$98,802	$—	$98,802	$—	$(44,370)
Long-lived assets held for sale at June 30, 2013 were written down to their fair value less estimated cost to sell, resulting in impairment charges of $40.9 million ($40.7 million, net of tax) and $3.5 million ($3.5 million, net of tax), for the discontinued operations of the Inland and Domestic Liftboats segments, respectively. The impairment charges are included in Discontinued Operations on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 (See Note 5).
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made as of June 30, 2012:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net	$1,500	$—	$—	$1,500	$(42,916)
In April 2012, during the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced extensive damage to various portions of the rig's legs. The Company believed it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge of $42.9 million ($27.9 million, net of tax) which is included in Asset Impairment on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 to write the rig down to salvage value. In addition, the Company incurred $4.6 million ($3.0 million, net of tax) related to the write-off of the unamortized deferred costs associated with the Hercules 185 contract.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair values because of the short-term nature of the instruments. The fair value of the Company's cash equivalents are Level 1.
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

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
7.125% Senior Secured Notes, due April 2017	$300.0	$316.9	$300.0	$317.1
10.5% Senior Notes, due October 2017	295.0	319.3	294.5	326.6
10.25% Senior Notes, due April 2019	200.0	216.8	200.0	219.6
3.375% Convertible Senior Notes, due June 2038	7.0	7.0	67.1	68.5
7.375% Senior Notes, due April 2018	3.5	3.3	3.5	3.3
9.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2013, approximately 4.3 million shares were available for grant or award under the 2004 Plan.
During the six months ended June 30, 2013, the Company granted the following equity awards:

•
Time-based awards The Company granted 0.7 million time-based restricted stock awards to employees which vest 1/3 per year and 0.1 million time-based restricted stock awards to the Company's Directors which vest on the date of the Company's 2014 Annual Meeting of Stockholders. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $6.79 and a grant date fair value of $7.13 for the awards granted in the six months ended June 30, 2013 to employees and the Company's Directors, respectively.

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
The awards that are based on the Company's achievement of market-based objectives related to the Company's stock price are valued using a Monte Carlo simulation. The Company uses various assumptions to estimate the fair value of the Company's objective-based awards. The Company uses the historical volatility of its common stock to estimate volatility while the dividend yield assumptions are based on historical and anticipated dividend payouts. The risk-free interest rate assumptions are based on observed interest rates consistent with the approximate vesting periods and the stock price used represents the closing price of the Company's common stock at the valuation date.
10.    Income Taxes
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
Effective April 27, 2011, the Company completed the Seahawk Transaction. The Company's financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, the Company recorded a carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific, and in some cases an annual, limitation on their utilization. The Company recognized a valuation allowance as appropriate. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. The Company recorded deferred tax assets, net of a valuation allowance, of approximately $37.7 million in the first quarter 2013. There can be no assurance that these deferred tax assets will be realized.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela and may contest future assessments where the Company believes the assessments are meritless.
In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year. In June 2013, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Return, for the 2010 calendar year. While we cannot predict or provide assurance regarding the outcome of these proceedings, we do not expect the ultimate liability to have a material effect on our consolidated financial statements.
11.   Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore and (3) International Liftboats. The results of operations of the Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as discontinued operations. The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments (See Note 5). The remaining assets of the Inland segment have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

operating results related to those assets, which included spare equipment and a training barge to be used in Domestic Offshore's operations as well as one cold stacked barge. The Company eliminates inter-segment revenue and expenses, if any.
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
During November 2012, the decision was made to reactivate one of the Company's previously cold stacked rigs, Hercules 209. This rig underwent repairs and upgrades for reactivation and commenced work in May 2013.
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, the Company signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for the use of Hercules 267. The Company expects the rig to commence work in the third quarter of 2013.
In March 2013, the Company acquired the liftboat Bull Ray for $42.0 million. The liftboat commenced work in West Africa in March 2013.
As a result of the Discovery Transaction (See Note 4), Discovery Triumph and Discovery Resilience are included in the Company's International Offshore segment. Discovery Triumph is completing upgrades and has secured a heavy lift to transport the rig to its likely first drilling location. Discovery Resilience is currently under construction with expected delivery in the fourth quarter of 2013.
Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore	$126,998	$39,901	$19,636	$248,113	$79,856	$39,480
International Offshore	48,753	(3,333)	12,767	80,527	(15,502)	22,787
International Liftboats	35,705	9,937	4,799	69,011	15,089	9,151
	$211,456	$46,505	$37,202	$397,651	$79,443	$71,418
Corporate	—	(13,255)	726	—	(28,006)	1,448
Total Company	$211,456	$33,250	$37,928	$397,651	$51,437	$72,866

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore	$90,068	$14,913	$19,240	$172,386	$15,829	$38,252
International Offshore (a)	30,072	(51,634)	12,386	48,120	(72,483)	24,727
International Liftboats	34,358	11,940	4,063	62,547	20,509	9,053
	$154,498	$(24,781)	$35,689	$283,053	$(36,145)	$72,032
Corporate	—	(10,891)	632	—	(22,038)	1,265
Total Company	$154,498	$(35,672)	$36,321	$283,053	$(58,183)	$73,297

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

  _____________________

(a)	Income (Loss) for the Company's International Offshore segment includes a $47.5 million asset impairment for the three and six months ended June 30, 2012 (See Note 8).

	Total Assets
	June 30, 2013	December 31, 2012
	(in thousands)
Domestic Offshore	$807,138	$980,973
International Offshore	989,383	649,565
Inland (a)	52,033	107,349
Domestic Liftboats (a)	65,847	74,824
International Liftboats	190,365	147,823
Corporate	50,328	56,096
Total Company	$2,155,094	$2,016,630
  _____________________

(a)	Includes long-lived assets held for sale

12.    Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2013, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Effective May 1, 2013, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.7 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. The Company also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from the Company’s vessels and drilling rigs, with primary limits of $5.0 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200.0 million.
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
In 2013, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.7 million was financed through this arrangement with

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

an interest rate of 3.24% and a maturity date of March 2014, of which $27.7 million was outstanding as of June 30, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which was fully paid by the maturity date of March 2013. Additionally $1.2 million was outstanding on the $1.3 million note, related to Discovery's 2013 insurance renewal, with an interest rate of 3.24% and a maturity date of March 2014.
Effective May 1, 2013, Discovery obtained insurance policies for the Discovery Triumph. Under its primary marine package, Discovery obtained hull and machinery coverage for the Discovery Triumph up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  The marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. Discovery also procured operational protection and indemnity coverage up to $500.0 million, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S.  Discovery obtained coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million and pollution-by-blowout coverage up to $10.0 million, all subject to certain contractual assumptions and limitations. Discovery did not procure coverage inclusive of U.S. Gulf of Mexico named windstorms. Upon delivery of the Discovery Resilience, the Company expects to obtain insurance policies for the Discovery Resilience substantially similar to those procured for the Discovery Triumph.
Hercules 265 Incident
On July 23, 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well appeared to have bridged over, and the flow of natural gas had largely stopped. It appears, based on visual inspections, that the hull of the rig remains intact, and the rig remains standing. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. The cause of the incident is unknown but is under investigation. The rig has an insured value of $50.0 million.  The Company also has removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a total loss. In the event any pollution emanated from the Company's rig or equipment as a result of the incident, the Company's vessel pollution policy provides coverage, subject to deductibles and limitations. The rig has a net book value of approximately $19.5 million at June 30, 2013.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $9.0 million and $12.0 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.
13.    Accounting Pronouncement
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in this ASU provides guidance on presentation of unrecognized tax benefits and is expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
14.    Subsequent Events
Subsequent to June 30, 2013, the Company noted the following:

•	On July 1, 2013, the Company completed the sale of its fleet of Domestic Liftboats and related assets (see Note 5);

•	On July 5, 2013, the Company completed the purchase of 6.2 million shares of Discovery common stock at 15 NOK (USD $15.2 million), increasing its total interest in Discovery to 96%;

•	On July 8, 2013, the Company issued $400.0 million aggregate principal amount of 8.75% Senior Notes due 2021 and amended its Credit Agreement (See Note 6);

•	On July 22, 2013, the Company closed on the sale of the Inland assets (See Note 5);

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

•	On July 23, 2013, Discovery paid $166.9 million for the final shipyard installment on Discovery Triumph; and

•	On July 23, 2013, the Company's jackup drilling rig Hercules 265 experienced a well control incident (See Note 12).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and June 30, 2012, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of both our quarterly report on Form 10-Q for March 31, 2013 and this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of July 18, 2013, we owned a fleet of 40 jackup rigs, including Discovery Triumph and Discovery Resilience, three barge rigs, 19 liftboat vessels and operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
During November 2012, the decision was made to reactivate one of our previously cold stacked rigs, Hercules 209. We completed the reactivation in May 2013 and the rig commenced on its initial contract shortly thereafter.
Asset Purchases
In March 2012, we acquired an offshore jackup drilling rig, Hercules 266, for $40.0 million. We entered into a three-year drilling contract with Saudi Aramco for the use of this rig with Saudi Aramco having an option to extend the term for an additional one-year period. This rig completed upgrades and other contract specific refurbishments and commenced work in April 2013.
In March 2013, we acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, we signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for use of Hercules 267. We expect the rig to commence work in the third quarter of 2013.
In March 2013, we acquired the liftboat Bull Ray for $42.0 million. The liftboat commenced work in West Africa in March 2013.
On June 24, 2013, we acquired an additional 52% interest in Discovery Offshore S.A. (“Discovery”) by purchasing additional common stock to bring the total interest held to 84%. We began consolidating Discovery's results of operations as of the acquisition date. As of June 30, 2013, we held an 86% interest in Discovery as a result of additional stock purchases. (See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Business Combinations”). As a result of this transaction, Discovery Triumph and Discovery Resilience are included in our International Drilling Segment. Discovery Triumph is completing upgrades and has secured a heavy lift to transport the rig to its likely first drilling location. Discovery Resilience is currently under construction with expected delivery in the fourth quarter of 2013. On July 5, 2013, we completed the purchase of 6.2 million shares of Discovery common stock at 15 NOK (USD $15.2 million), increasing our total interest in Discovery to 96%.
Asset Dispositions
In May 2013,we entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 we closed on the sale of these Inland assets. We retained the working capital of our Inland business which was approximately $6.4 million as of June 30, 2013. Additionally, we have a separate agreement to sell our Hercules 27 inland barge for $5.0 million, which is expected to occur in the third quarter of 2013. In the second quarter of 2013, we recorded an impairment charge of $40.9 million ($40.7 million, net of tax) related to the sale of the Inland barges. The results of operations of the Inland segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as discontinued operations. The remaining assets of the Inland Segment have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the operating results related to those assets, which included spare equipment and a training barge to be used in Domestic Offshore's operations as well as one cold stacked barge.

In June 2013, we entered into an agreement to sell our U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, we recorded an impairment charge of $3.5 million ($3.5 million net of tax). On July 1, 2013, we closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million. We retained working capital of our Domestic Liftboats business which was approximately $6.1 million as of June 30, 2013. The results of operations of the Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as discontinued operations.
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
Our backlog at July 18, 2013 totaled approximately $776.9 million for our executed contracts. Approximately $338.8 million of this backlog is expected to be realized during the remainder of 2013. The backlog includes existing contracts on the Hercules 265, which can be transferred to alternative rigs, subject to customer acceptance, in the event that the Hercules 265 cannot perform under its contractual obligations (See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Requirements and Contractual Obligations”). We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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
RECENT DEVELOPMENTS
On July 8, 2013, we issued $400.0 million aggregate principal amount of 8.75% Senior Notes due 2021 and amended our Credit Agreement. (See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Requirements and Contractual Obligations”).
On July 23, 2013, Discovery paid $166.9 million for the final shipyard installment on Discovery Triumph.
On July 22, 2013, we closed on the sale of the Inland assets.

On July 23, 2013, our jackup drilling rig Hercules 265 experienced a well control incident (See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Requirements and Contractual Obligations”).
RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	35
Revenue	$126,998	$90,068	$36,930	41.0%
Operating expenses	65,559	54,730	10,829	19.8%
Depreciation and amortization expense	19,636	19,240	396	2.1%
General and administrative expenses	1,902	1,185	717	60.5%
Operating income	$39,901	$14,913	$24,988	167.6%
International Offshore:
Number of rigs (as of end of period)	11	10
Revenue	$48,753	$30,072	$18,681	62.1%
Operating expenses	33,667	28,750	4,917	17.1%
Asset impairment	—	47,523	(47,523)	n/m
Depreciation and amortization expense	12,767	12,386	381	3.1%
General and administrative expenses	5,652	(6,953)	12,605	n/m
Operating loss	$(3,333)	$(51,634)	$48,301	(93.5)%
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$35,705	$34,358	$1,347	3.9%
Operating expenses	19,631	17,122	2,509	14.7%
Depreciation and amortization expense	4,799	4,063	736	18.1%
General and administrative expenses	1,338	1,233	105	8.5%
Operating income	$9,937	$11,940	$(2,003)	(16.8)%
Total Company:
Revenue	$211,456	$154,498	$56,958	36.9%
Operating expenses	118,857	100,602	18,255	18.1%
Asset impairment	—	47,523	(47,523)	n/m
Depreciation and amortization expense	37,928	36,321	1,607	4.4%
General and administrative expenses	21,421	5,724	15,697	274.2%
Operating income (loss)	33,250	(35,672)	68,922	n/m
Interest expense	(18,040)	(18,627)	587	(3.2)%
Loss on extinguishment of debt	—	(9,156)	9,156	n/m
Gain on equity investment	14,876	—	14,876	n/m
Other, net	(1,511)	(921)	(590)	64.1%
Income (loss) before income taxes	28,575	(64,376)	92,951	n/m
Income tax benefit (provision)	(12,001)	11,917	(23,918)	n/m
Income (loss) from continuing operations	16,574	(52,459)	69,033	n/m
Loss from discontinued operations, net of taxes	(43,953)	(2,612)	(41,341)	n/m
Net loss	(27,379)	(55,071)	27,692	(50.3)%
Loss attributable to noncontrolling interest	18	—	18	n/m
Net Loss attributable to Hercules Offshore, Inc.	$(27,361)	$(55,071)	$27,710	(50.3)%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended June 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,506	1,695	88.8%	$84,328	$38,678
International Offshore	420	538	78.1%	116,079	62,578
International Liftboats	1,475	2,093	70.5%	24,207	9,379

	Three Months Ended June 30, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,483	1,638	90.5%	$60,734	$33,413
International Offshore	329	637	51.6%	91,404	45,133
International Liftboats	1,379	1,826	75.5%	24,915	9,377

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

For the Three Months Ended June 30, 2013 and 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $35 million and $2 million, respectively.
International Offshore. The increase in revenue from our International Offshore segment resulted primarily from the following:
•$11.5 million increase from Hercules 266, as it was acquired in March 2012 and commenced work in April 2013;
•$8.6 million increase from Hercules 262, as it was in the shipyard preparing for a new contract in the Comparable Quarter;
•$2.2 million increase from Hercules 261, as it was in the shipyard preparing for a new contract for a portion of the Comparable Quarter; and
•$4.5 million decrease from Platform 3, as it was sold in August 2012.

International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days in the Current Quarter as compared to the Comparable Quarter which contributed to an increase of approximately $2 million. This increase was partially offset by a slight decrease in average dayrates in the Current Quarter as compared to the Comparable Quarter which contributed to a decrease in revenue of approximately $1 million.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to an increase in labor costs and maintenance expense of $4.5 million and $2.5 million, respectively, in the Current Quarter as compared to the Comparable Quarter as well as gains on asset sales in the Comparable Period. These increases are partially offset by a decrease of $2.3 million due to accrued sales and use tax expense in the Comparable Quarter related to several multi-year sales and use tax audits.
International Offshore. The increase in operating expenses from our International Offshore segment resulted primarily from the following:
•$5.1 million increase from Hercules 262 as the rig was in the shipyard preparing for a new contract in the Comparable Quarter;
•$4.9 million increase from Hercules 266 as the rig began working in April 2013; and
•$5.6 million decrease from Hercules 185 primarily due to costs we incurred in the Comparable Quarter associated with the additional damage the rig sustained during its return mobilization to Angola. The rig was removed from service in June 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to the operation of the Bull Ray, purchased in 2013, of $1.6 million as well as an increase in labor costs of $1.3 million in the Current Quarter as compared to the Comparable Quarter.
Asset Impairment
In the Comparable Quarter, we recorded an asset impairment charge of $47.5 million of which $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the rig's contract.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries from one international customer of doubtful accounts receivable in the Comparable Quarter as compared to the Current Quarter of $8.8 million. Additionally, professional fees, primarily in our International Offshore segment, and labor costs, primarily in Corporate, increased $3.4 million and $2.9 million, respectively, in the Current Quarter as compared to the Comparable Quarter.
Loss on Extinguishment of Debt
During the Comparable Quarter, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012, we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.
Gain on Equity Investment
During the Current Quarter, we recognized a gain of $14.9 million as a result of remeasuring our 32% equity interest in Discovery at its fair value as of the acquisition date of a controlling interest in Discovery in June 2013.
Other, net
The increase in other expense is due to additional equity in losses recorded from Discovery during the Current Quarter as compared to the Comparable Quarter.
Income Tax Benefit (Provision)
During the Current Quarter we generated an income tax provision from continuing operations of $12.0 million compared to an income tax benefit of $11.9 million during the Comparable Quarter. The change is primarily related to generating pretax income from continuing operations in the Current Quarter compared to losses from continuing operations in the Comparable

Quarter.  Additionally the variation is due to the tax effect of the mix of earnings (losses) from different jurisdictions partially offset by the impact of discrete items.
Discontinued Operations
We had a loss from our discontinued Inland operations of $40.1 million during the Current Quarter compared to a loss of $2.5 million in the Comparable Quarter primarily due to the $40.9 million asset impairment charge in the Current Quarter to write down the assets to fair value less costs to sell. We had a loss from our discontinued Domestic Liftboat operations of $3.9 million during the Current Quarter compared to a loss of $0.1 million in the Comparable Quarter primarily due to the $3.5 million asset impairment charge in the Current Quarter to write down the assets to fair value less costs to sell.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	35
Revenue	$248,113	$172,386	$75,727	43.9%
Operating expenses	125,310	114,468	10,842	9.5%
Depreciation and amortization expense	39,480	38,252	1,228	3.2%
General and administrative expenses	3,467	3,837	(370)	(9.6)%
Operating income	$79,856	$15,829	$64,027	404.5%
International Offshore:
Number of rigs (as of end of period)	11	10
Revenue	$80,527	$48,120	$32,407	67.3%
Operating expenses	65,578	52,877	12,701	24.0%
Asset Impairment	—	47,523	(47,523)	n/m
Depreciation and amortization expense	22,787	24,727	(1,940)	(7.8)%
General and administrative expenses	7,664	(4,524)	12,188	n/m
Operating loss	$(15,502)	$(72,483)	$56,981	(78.6)%
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$69,011	$62,547	$6,464	10.3%
Operating expenses	41,923	30,202	11,721	38.8%
Depreciation and amortization expense	9,151	9,053	98	1.1%
General and administrative expenses	2,848	2,783	65	2.3%
Operating income	$15,089	$20,509	$(5,420)	(26.4)%
Total Company:
Revenue	$397,651	$283,053	$114,598	40.5%
Operating expenses	232,811	197,547	35,264	17.9%
Asset impairment	—	47,523	(47,523)	n/m
Depreciation and amortization expense	72,866	73,297	(431)	(0.6)%
General and administrative expenses	40,537	22,869	17,668	77.3%
Operating income (loss)	51,437	(58,183)	109,620	n/m
Interest expense	(35,135)	(36,612)	1,477	(4.0)%
Loss on extinguishment of debt	—	(9,156)	9,156	n/m
Gain on equity investment	14,876	—	14,876	n/m
Other, net	(1,315)	88	(1,403)	n/m
Income (loss) before income taxes	29,863	(103,863)	133,726	n/m
Income tax benefit	27,009	17,704	9,305	52.6%
Income (loss) from continuing operations	56,872	(86,159)	143,031	n/m
Loss from discontinued operations, net of taxes	(49,089)	(7,254)	(41,835)	576.7%
Net income (loss)	7,783	(93,413)	101,196	n/m
Loss attributable to noncontrolling interests	18	—	18	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$7,801	$(93,413)	$101,214	n/m
_____________________________

"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Six Months Ended June 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	3,054	3,315	92.1%	$81,242	$37,801
International Offshore	689	988	69.7%	116,875	66,374
International Liftboats	2,925	4,104	71.3%	23,594	10,215

	Six Months Ended June 30, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	2,954	3,276	90.2%	$58,357	$34,941
International Offshore	576	1,274	45.2%	83,542	41,505
International Liftboats	2,581	3,662	70.5%	24,234	8,247
For the Six Months Ended June 30, 2013 and 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in the Current Period as compared to the Comparable Period, which contributed to an increase of approximately $68 million and $8 million, respectively.
International Offshore. The increase in revenue from our International Offshore segment resulted primarily from the following:
•$12.9 million increase from Hercules 262 as it was in the shipyard preparing for a new contract for a portion of the Comparable Period;
•$11.5 million increase from Hercules 266 as it was acquired in March 2012 and commenced work in April 2013;
•$10.6 million increase from Hercules 261 as it was in the shipyard preparing for a new contract for a portion of the Comparable Period;
•$5.9 million increase from Hercules 208 as it was preparing for a contract in Indonesia during a portion of the Comparable Period; and
•$9.1 million decrease from Platform 3 as it was sold in August 2012.
International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days in the Current Period as compared to the Comparable Period which contributed to an increase of approximately $8 million. This increase was partially offset by a slight decrease in average dayrates in the Current Period as compared to the Comparable Period which contributed to a decrease in revenue of approximately $2 million.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to an increase in labor costs in the Current Period as compared to the Comparable Period.

International Offshore. Hercules 262 contributed to an increase in costs of $7.4 million as the rig was in the shipyard preparing for a new contract for a portion of the Comparable Period. Hercules 260 contributed a $6.3 million increase in operating expenses in the Current Period as compared to the Comparable Period primarily due to repair costs related to its spudcan damage. Additionally, Hercules 266 contributed to an increase in costs of $5.2 million as the rig began working in April 2013. Hercules 185 contributed to a decrease of $8.2 million in operating expense primarily due to costs we incurred in the Comparable Period associated with the additional damage the rig sustained during its return mobilization to Angola. The rig was removed from service in June 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment resulted from the following:
•$2.6 million increase related to the write down of the Croaker to fair market value in the Current Period;
•$1.5 million increase due to the Kingfish operating in the International Liftboats segment in the Current Period after its relocation in 2012;
•$2.1 million increase due to the Bull Ray operating in the International Liftboats segment in the Current Period after its purchase in 2013;
•$2.3 million increase in labor costs in the Current Period as compared to the Comparable Period; and
•$1.6 million insurance gain recognized on the loss of the Mako in the Comparable Period.

Asset Impairment
During the Comparable Period, we recorded an asset impairment charge of $47.5 million of which $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the rig's contract.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries from one international customer of doubtful accounts receivable in the Comparable Period as compared to the Current Period of $8.8 million. Additionally, labor costs, primarily in Corporate, and professional fees, primarily in our International Offshore segment increased $6.5 million and $2.7 million, respectively, in the Current Period as compared to the Comparable Period.
Interest Expense
The decrease in interest expense is primarily due to the capitalization of interest on upgrade and reactivation projects in the Current Period.
Loss on Extinguishment of Debt
During the Comparable Period, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012 we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.
Gain on Equity Investment
During the Current Period, we recognized a gain of $14.9 million as a result of remeasuring our 32% equity interest in Discovery at its fair value as of the acquisition date of a controlling interest in Discovery in June 2013.
Other, net
The increase in other expense is primarily due to $0.8 million of additional equity in losses recorded from Discovery during the Current Period as compared to the Comparable Period. Additionally, we recognized a loss of $0.4 million in the Current Period compared to a gain of $0.2 million in the Comparable Period for the change in the fair value of the Discovery warrants.
Income Tax Benefit
During the Current Period we generated an income tax benefit from continuing operations of $27.0 million compared to an income tax benefit of $17.7 million during the Comparable Period. The increase is primarily related to the $37.7 million tax benefit recorded in the Current Period related to the tax attributes received from the Seahawk Transaction as well as the impact of discrete items, which is partially offset by the tax effect of the mix of earnings (losses) from different jurisdictions.
Discontinued Operations
We had a loss from our discontinued Inland operations of $44.5 million during the Current Period compared to a loss of $5.2 million in the Comparable Period, primarily due to the $40.9 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell. We had a loss from our discontinued Domestic Liftboat operations of $4.6 million during the Current Period compared to $2.1 million in the Comparable Period primarily due to the $3.5 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell.
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

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income (Loss)	$33,268	$(35,672)	$51,455	$(58,183)
Adjustments:
Asset impairment	—	47,523	—	47,523
Total adjustments	—	47,523	—	47,523
Adjusted Operating Income (Loss)	$33,268	$11,851	$51,455	$(10,660)
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$16,592	$(52,459)	$56,890	$(86,159)
Adjustments:
Asset impairment	—	47,523	—	47,523
Loss on extinguishment of debt	—	9,156	—	9,156
Gain on equity investment	(14,876)	—	(14,876)	—
Tax benefit (a)	—	—	(37,729)	—
Tax impact of adjustments	—	(19,838)	—	(19,838)
Total adjustments	(14,876)	36,841	(52,605)	36,841
Adjusted Income (Loss) from Continuing Operations	$1,716	$(15,618)	$4,285	$(49,318)
Diluted Earnings (Loss) per Share from Continuing Operations	$0.10	$(0.33)	$0.35	$(0.58)
Adjustments:
Asset impairment	—	0.30	—	0.32
Loss on extinguishment of debt	—	0.06	—	0.06
Gain on equity investment	(0.09)	—	(0.09)	—
Tax benefit	—	—	(0.23)	—
Tax impact of adjustments	—	(0.13)	—	(0.13)
Total adjustments	(0.09)	0.23	(0.32)	0.25
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$0.01	$(0.10)	$0.03	$(0.33)
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$16,592	$(52,459)	$56,890	$(86,159)
Interest expense	18,040	18,627	35,135	36,612
Income tax provision (benefit)	12,001	(11,917)	(27,009)	(17,704)
Depreciation and amortization	37,928	36,321	72,866	73,297
EBITDA	84,561	(9,428)	137,882	6,046
Adjustments:
Asset impairment	—	47,523	—	47,523
Loss on extinguishment of debt	—	9,156	—	9,156
Gain on equity investment	(14,876)	—	(14,876)	—
Total adjustments	(14,876)	56,679	(14,876)	56,679
Adjusted EBITDA	$69,685	$47,251	$123,006	$62,725
_____________________________
(a) Tax benefit recognized of $37.7 million related to the change in characterization of the Seahawk acquisition for tax purposes from a purchase of assets to a reorganization.

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
Business Combinations
Discovery Offshore
On June 24, 2013, we acquired an additional 52% interest in Discovery by purchasing additional common stock to bring the total interest held to 84%. We began consolidating Discovery's results of operations as of the acquisition date. As of June 30, 2013, we held an 86% interest in Discovery as a result of additional stock purchases. We currently hold a 96% interest in Discovery as a result of additional stock purchases.
The acquisition date fair value of our previously held equity interest in Discovery Offshore was $52.0 million. We recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value, as of the acquisition date, in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the three and six months ended June 30, 2013.
We accounted for this transaction as a business combination and accordingly the total consideration was allocated to Discovery's net tangible assets based on their estimated fair values. We are in the process of finalizing valuations of these net tangible assets. Therefore, these valuations are preliminary and are subject to change upon receipt and management's review of the final valuations. Upon final valuation of the net tangible assets, the excess, if any, of the purchase price over these assets will be recorded as goodwill.
Seahawk
Effective April 27, 2011, we completed the Seahawk Transaction. Our financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, we recorded a carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific, and in some cases an annual, limitation on their utilization. We recognized a valuation allowance as appropriate. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. We recorded deferred tax assets, net of valuation allowance, of approximately $37.7 million in the first quarter 2013. There can be no assurance that these deferred tax assets will be realized.
Principles of Consolidation
Our Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the accounts of our majority owned subsidiary Discovery from the date a majority controlling interest was acquired. All intercompany account balances and transactions have been eliminated.
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, as well as our customers' ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the disparity between the price of crude oil and natural gas. As of July 15, 2013, the spot price for Louisiana Light Sweet (“LLS”) crude was $112.02 per barrel. LLS crude oil prices have fluctuated significantly over the past year, peaking at a high of $118.93 per barrel to a low of $99.03 per barrel. Throughout this period of volatility, we did not experience any material reduction in demand for our services, and we believe current oil prices remain supportive for a continuation of activity levels.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, excluding rigs scheduled to move to international locations, has declined from approximately 63 rigs in late 2008 to 39 rigs as of July 15, 2013, of which we estimate that 36 rigs are contracted.
Discussions with our domestic customers suggest an extensive inventory of oil and liquids directed drilling opportunities exists in the U.S. Gulf of Mexico Shelf. Relatively high crude oil prices and our customers' emphasis on drilling oil and liquids rich prospects leads us to believe that healthy levels of rig demand and pricing in the region will persist. Tempering these positive conditions in the U.S. Gulf of Mexico is the market expectation for a prolonged period of low natural gas prices. We also expect to experience some inflationary pressures on operating costs for the remainder of 2013, particularly in labor, as strong drilling activity in the U.S. has led to a tightening of skilled labor across the oilfield service industry. In addition, any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore's financial results.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices and capital budget announcements by National and International Oil Companies, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2013. Our expectation for greater international rig demand is tempered by the current number of idle jackup rigs and the anticipated growth in supply from newly constructed rigs. As of July 15, 2013, there were 411 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico, excluding cold stacked rigs, of which only 20 rigs were uncontracted. There are also approximately 20 cold stacked jackup rigs outside of the U.S. Gulf of Mexico. In addition, globally, there are an estimated 115 new jackup rigs either under construction, on order, or planned for delivery from 2013 to 2017, of which 91 are without contracts. With the exception of the rigs we acquired from Discovery, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
Demand for rigs of similar class to the rigs acquired from Discovery is also dependent on the need by oil and gas companies to utilize high specification and harsh environment ("HS/HE") jackup rigs with capabilities that exceed many of the standard rigs currently in existence, and availability of these HS/HE rigs. In recent years, we believe that demand for HS/HE jackup rigs has grown, driven by harsher environmental conditions, greater well depths and increased complexities of the offshore wells drilled by oil and gas companies. We expect this trend to continue through the foreseeable future, as oil and gas companies further expand their exploration efforts into frontier areas that are often characterized by these greater challenges.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been strong and we expect such conditions to continue at least through 2013. However, expected mobilization of additional vessels to the region could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. We continue to negotiate with labor unions in our Nigerian operations, and have reached agreements with certain of the union members. We expect the remaining union negotiations to conclude shortly. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the six month period ended June 30, 2013 are as follows (in millions):

Net Cash Provided by Operating Activities	$91.6
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(178.1)
Additions of Property and Equipment	(74.9)
Deferred Drydocking Expenditures	(5.8)
Proceeds from Sale of Assets, Net	8.8
Total	(250.0)
Net Cash Provided by (Used in) Financing Activities:
Redemption of 3.375% Convertible Senior Notes	(61.3)
Other	1.2
Total	(60.1)
Net Decrease in Cash and Cash Equivalents	$(218.5)
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
On April 3, 2012, we entered into a credit agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”). As of June 30, 2013, the Credit Facility provided for a $75.0 million senior secured revolving credit facility, with a $25.0 million sublimit for the issuance of letters of credit. As of June 30, 2013, no amounts were outstanding and $1.1 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $73.9 million.
As of June 30, 2013, borrowings under the Credit Facility bore interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranged between 3.0% and 4.5%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranged between 4.0% and 5.5%, depending on our leverage ratio. We paid a per annum fee on all letters of credit issued under the Credit Facility, which fee equaled the applicable margin for loans accruing interest based on the Eurodollar rate, and we paid a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.
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
On July 8, 2013, we amended our Credit Agreement to, among other things:

•
increase the senior secured revolving credit facility to $150.0 million from $75.0 million (subject to certain limitations which restrict borrowing to $75.0 million while our 10.5% Senior Notes due 2017 are outstanding);

•	extend the maturity date of the Credit Facility to July 8, 2018 from April 3, 2017;

•	increase the sublimit for the issuance of letters of credit to $50.0 million from $25.0 million;

•	allow for an increase in aggregate commitments of up to $50.0 million from $35.0 million;

•	reduce the applicable margin for ABR Loans to a range between 1.5% and 3.0% from a range between 3.0% and 4.5% depending on our total leverage ratio;

•	reduce the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% from a range between 4.0% and 5.5% depending on our total leverage ratio; and

•	reduce the per annum commitment fee on unused availability under the Credit Facility to 0.50% from 0.75%.
We incurred costs of $1.1 million related to the amendment of our Credit Agreement.
On July 8, 2013, we completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $100 million we received from the sales of our inland barge rigs, domestic liftboats and related assets), will be used to fund our acquisition of Discovery shares, the final shipyard payments totaling $333.9 million due for Discovery Triumph and Discovery Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes will accrue from and including July 8, 2013 at a rate of 8.75% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2014.
The 8.75% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
Prior to July 15, 2016, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.75% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the we make such redemption not more than 180 days after consummation of such equity offering. In addition, prior to July 15, 2017, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after July 15, 2017, we may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated:

Year	Optional Redemption Price
2017	104.375%
2018	102.188%
2019 and thereafter	100.000%
If we experience certain kinds of changes of control, holders of the notes will be entitled to require us to purchase all or any portion of the notes for a cash price equal to 101.0% of the principal amount of the applicable notes, plus accrued and unpaid interest, if any, to the date of purchase. Furthermore, in certain circumstances following an asset sale (as defined in the indenture), we may be required to use the excess proceeds to offer to repurchase the notes at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest.
In 2008, we issued $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038.
The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 in original principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At June 30, 2013, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 0.1 million.

We may redeem the 3.375% Convertible Senior Notes at our option and holders of the notes will have the right to require us to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
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
On May 1, 2013, we made an offer to purchase all of the outstanding notes in accordance with our repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the tender offer.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes.
Our obligations under the Credit Agreement and 7.125% Senior Secured Notes are secured on an equal and ratable first priority basis by liens on a majority of our vessels and substantially all of our other personal property.
We maintain insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages.

Effective May 1, 2013, we completed the annual renewal of all of our key insurance policies. Our primary marine package provides for hull and machinery coverage for substantially all of our rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.7 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. We also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs and liftboats in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from our vessels and drilling rigs, with primary limits of $5.0 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200.0 million.
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
In 2013, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24% and a maturity date of March 2014, of which $27.7 million was outstanding as insurance notes payable as of June 30, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which we fully paid by the maturity date of March 2013. Additionally $1.2 million was outstanding on the $1.3 million note, related to Discovery's 2013 insurance renewal, with an interest rate of 3.24% and a maturity date of March 2014.
Effective May 1, 2013, Discovery obtained insurance policies for the Discovery Triumph.  Under its primary marine package, Discovery obtained hull and machinery coverage for the Discovery Triumph up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  The marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. Discovery also procured operational protection and indemnity coverage up to $500.0 million, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Discovery obtained coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million and pollution-by-blowout coverage up to $10.0 million, all subject to certain contractual assumptions and limitations. Discovery did not procure coverage inclusive of U.S. Gulf of Mexico named windstorms. Upon delivery of the Discovery Resilience, we expect to obtain insurance policies for the Discovery Resilience substantially similar to those procured for the Discovery Triumph.
Hercules 265 Incident
On July 23, 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well appeared to have bridged over, and the flow of natural gas had largely stopped. It appears, based on visual inspections, that the hull of the rig remains intact, and the rig remains standing. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. The cause of the incident is unknown but is under investigation.  The rig has an insured value of $50.0 million.  We also have removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a total loss.  In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. The rig has a net book value of approximately $19.5 million at June 30, 2013.
Capital Expenditures
We expect capital expenditures and drydocking during the second half of 2013 to approximate $460 million to $490 million, which includes approximately $334 million in final shipyard payments for the Discovery Triumph and Discovery Resilience, as well as spending for additional capital equipment for these rigs. Planned capital expenditures also include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2013. Should we elect to reactivate cold stacked rigs or upgrade and refurbish select rigs or liftboats, our capital expenditures will increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•Settled $9.1 million of insurance notes payable outstanding at December 31, 2012;
•Financed $30.7 million related to the renewal of our insurance policies;
•Consolidated $1.2 million for Discovery's insurance policy renewal financing as a result of the business combination;
•Recorded $166.9 million obligation related to the final installment of Discovery Triumph construction contract;
•Retired $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes.
On July 8, 2013, we issued $400.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2021 and amended our credit agreement (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations" .
On July 23, 2013, Discovery paid $166.9 million for the final shipyard installment on Discovery Triumph.
For additional information about our contractual obligations as of December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business as well as our interest in Discovery and its two ultra-high specification jackup rigs. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including Discovery's two rigs, and future utilization rates and dayrates for the units;

•	our ability to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats, including Discovery's two rigs;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required rig construction payments, capital expenditures, working capital and debt service;

•	success of our plans to dispose of certain assets;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this quarterly report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the adequacy and costs of sources of credit and liquidity;

•
the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the ability of our customers in the U.S. Gulf of Mexico to obtain drilling permits in an efficient manner or at all;

•	the impact of governmental laws and regulations, including laws and regulations in the U.S. Gulf of Mexico following the Macondo well incident;

•	our ability to obtain in a timely manner visas and work permits for our employees working in international jurisdictions;

•	the impact of local content and cabotage laws and regulations in international jurisdictions in which we operate, particularly Nigeria;

•	the impact of tax laws, regulations, interpretations and audits in jurisdictions where we conduct business;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel and the rising cost of labor;

•	labor relations and work stoppages, particularly in the Nigerian labor environments;

•	operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts, war, terrorism and cancellation or unavailability of insurance coverage or insufficient insurance coverage;

•	the enforceability and interpretations of indemnity and liability provisions contained in our drilling contracts, particularly in the U.S. Gulf of Mexico;

•	the effect of litigation, investigations, audits and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
Fair Value of Warrants and Derivative Asset
Previously we had warrants issued from Discovery Offshore that were recorded as a Derivative Asset. This asset, valued at $3.5 million as of June 24, 2013, was included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery. Previously, we estimated the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We were required to revalue this asset each quarter. We believe that the assumption that had the greatest impact on the determination of fair value was the closing price of Discovery Offshore’s stock.

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
The information set forth under the caption "Legal Proceedings" in Note 12 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

Except for the additional and updated disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

It is uncertain whether Discovery will enter into contracts for the utilization of the Discovery rigs.
Discovery has not entered into contracts for the utilization of the Discovery rigs, and there can be no assurance that it will be able to enter into any future contracts on commercially acceptable terms or at favorable dayrates. In connection with marketing the Discovery rigs, customers may require additional capital expenditures or other conditions based on their intended use of the rigs in certain harsh environments.
The open market in which the Discovery rigs compete is relatively small and may cause volatility in the demand for the Discovery rigs and Discovery's services.
Discovery's services are provided in an open market characterized by a relatively small number of potential clients and a relatively small number of suppliers. The demand for the Discovery rigs and Discovery's services may be volatile and is subject to variations for a number of reasons, including factors such as uncertainty in demand for, or timing for, service programs, possible competition from other suppliers or alternative solutions, slowdown in economic activities, or regulatory changes.
Discovery Triumph was, and Discovery Resilience is being, constructed on the basis of an expectation of a growing demand for drilling services. There can be no assurance that this expectation will materialize or that Discovery's services will be preferred by potential clients for harsh environment rigs. Should a situation occur where demand is reduced or there is an oversupply which makes the operation of Discovery's assets unprofitable, there are limited prospects to employ Discovery's assets profitably in other businesses. The failure of Discovery to maintain competitive rigs and service offerings could have a material adverse effect on Discovery's business, operating results and financial condition.
Operation of the Discovery rigs involves hazards which may have a material adverse effect on the financial condition of the Company.
The Discovery rigs are designed to operate in harsh environments which include additional operating hazards that could result in the suspension of drilling or production operations, claims by the operator, severe damage to or destruction of the property and equipment involved, injury or death of rig or personnel, and environmental damage.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
April 1 - 30, 2013	—	$—	N/A	N/A
May 1 - 31, 2013	1,685	7.29	N/A	N/A
June 1 - 30, 2013	2,108	6.86	N/A	N/A
Total	3,793	7.05	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6.	EXHIBITS

4.1	—
Indenture dated as of July 8, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 10, 2013 (the July 2013 8-K”)).

4.2	—	Form of 8.750% Senior Note Due 2012 (included as Exhibit A to Exhibit 4.1 of the July 2013 8-K).
4.3	—
Amendment No. 2 to Credit Agreement dated as of July 8, 2013, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.3 of the July 2013 8-K).

10.1	—
Purchase Agreement, dated June 28, 2013, by and among Hercules Offshore, Inc., the guarantors party thereto, Deutsche Bank Securities Inc., UBS Securities LLC, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Pareto Securities AS, as representatives of the initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2013).

*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document
*101.SCH	—	XBRL Schema Document
*101.CAL	—	XBRL Calculation Linkbase Document
*101.DEF	—	XBRL Definition Linkbase Document
*101.LAB	—	XBRL Label Linkbase Document
*101.PRE	—	XBRL Presentation Linkbase Document
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

Date: July 31, 2013