Form 10-Q
period 2013-09-30
HERCULES OFFSHORE, INC.
filed 2013-10-24
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 21, 2013
159,748,613

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$365,839	$259,193
Restricted Cash	2,027	2,027
Accounts Receivable, Net of Allowance for Doubtful Accounts of $607 and $788 as of September 30, 2013 and December 31, 2012, Respectively	187,812	167,936
Prepaids	30,561	16,135
Current Deferred Tax Asset	—	21,125
Other	12,584	12,191
	598,823	478,607
Property and Equipment, Net	1,772,148	1,462,755
Equity Investment	—	38,191
Other Assets, Net	32,464	37,077
	$2,403,435	$2,016,630
LIABILITIES AND EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$—	$67,054
Accounts Payable	83,826	58,615
Accrued Liabilities	75,931	82,781
Interest Payable	43,662	17,367
Insurance Notes Payable	19,175	9,123
Other Current Liabilities	29,179	26,483
	251,773	261,423
Long-term Debt, Net of Current Portion	1,205,800	798,013
Deferred Income Taxes	4,201	56,821
Other Liabilities	19,289	17,611
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 162,127 and 160,708 Shares Issued, Respectively; 159,747 and 158,628 Shares Outstanding, Respectively	1,621	1,607
Capital in Excess of Par Value	2,168,309	2,159,744
Treasury Stock, at Cost, 2,380 Shares and 2,080 Shares, Respectively	(55,143)	(53,100)
Retained Deficit	(1,192,415)	(1,225,489)
	922,372	882,762
	$2,403,435	$2,016,630
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$225,308	$160,157	$622,959	$443,490
Costs and Expenses:
Operating Expenses	122,728	68,523	355,539	266,503
Asset Impairment	—	60,693	—	108,216
Depreciation and Amortization	38,040	34,529	110,906	108,143
General and Administrative	19,284	14,686	59,821	37,555
	180,052	178,431	526,266	520,417
Operating Income (Loss)	45,256	(18,274)	96,693	(76,927)
Other Income (Expense):
Interest Expense	(19,360)	(18,249)	(54,495)	(54,915)
Loss on Extinguishment of Debt	—	—	—	(9,156)
Gain on Equity Investment	—	—	14,876	—
Other, Net	(337)	676	(1,652)	764
Income (Loss) Before Income Taxes	25,559	(35,847)	55,422	(140,234)
Income Tax Benefit (Provision)	(8,400)	(1,319)	18,609	16,829
Income (Loss) from Continuing Operations	17,159	(37,166)	74,031	(123,405)
Income (Loss) from Discontinued Operations, Net of Taxes	8,093	(692)	(40,996)	(7,866)
Net Income (Loss)	25,252	(37,858)	33,035	(131,271)
Loss attributable to Noncontrolling Interest	21	—	39	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$25,273	$(37,858)	$33,074	$(131,271)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per share:
Basic:
Income (Loss) from Continuing Operations	$0.11	$(0.23)	$0.46	$(0.81)
Income (Loss) from Discontinued Operations	0.05	(0.01)	(0.25)	(0.05)
Net Income (Loss)	$0.16	$(0.24)	$0.21	$(0.86)
Diluted:
Income (Loss) from Continuing Operations	$0.11	$(0.23)	$0.46	$(0.81)
Income (Loss) from Discontinued Operations	0.05	(0.01)	(0.26)	(0.05)
Net Income (Loss)	$0.16	$(0.24)	$0.20	$(0.86)
Weighted Average Shares Outstanding:
Basic	159,743	158,573	159,416	152,098
Diluted	161,851	158,573	161,472	152,098
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$33,074	$(131,271)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	121,804	126,178
Stock-Based Compensation Expense	7,464	5,141
Deferred Income Taxes	(29,792)	(33,120)
Provision (Benefit) For Doubtful Accounts Receivable	356	(8,841)
Gain on Equity Investment	(14,876)	—
Asset Impairment	44,370	108,216
Gain on Insurance Settlement	—	(30,668)
Gain on Disposal of Assets, Net	(3,140)	(24,563)
Other	4,667	7,537
(Increase) Decrease in Operating Assets -
Accounts Receivable	(21,030)	7,992
Prepaid Expenses and Other	10,078	2,033
Increase (Decrease) in Operating Liabilities -
Accounts Payable	23,165	9,013
Insurance Notes Payable	(21,855)	(17,151)
Other Current Liabilities	20,126	35,821
Other Liabilities	4,992	2,896
Net Cash Provided by Operating Activities	179,403	59,213
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(200,957)	(40,000)
Additions of Property and Equipment	(307,135)	(82,150)
Deferred Drydocking Expenditures	(7,519)	(9,814)
Cash Paid for Equity Investment	—	(4,288)
Insurance Proceeds Received	1,430	54,139
Proceeds from Sale of Assets, Net	107,404	49,854
Other	2,214	1,621
Net Cash Used in Investing Activities	(404,563)	(30,638)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	400,000	500,000
Long-term Debt Repayments	—	(452,909)
Redemption of 3.375% Convertible Senior Notes	(61,274)	(27,606)
Common Stock Issuance	—	96,696
Payment of Debt Issuance Costs	(8,208)	(7,717)
Other	1,288	160
Net Cash Provided by Financing Activities	331,806	108,624
Net Increase in Cash and Cash Equivalents	106,646	137,199
Cash and Cash Equivalents at Beginning of Period	259,193	134,351
Cash and Cash Equivalents at End of Period	$365,839	$271,550
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Notes 5 and 11). At September 30, 2013, the Company owned a fleet of 40 jackup rigs, including Hercules Triumph (Formerly Discovery Triumph) and Hercules Resilience (Formerly Discovery Resilience) acquired from Discovery Offshore (See Note 4), 19 liftboat vessels as well as operated an additional five liftboat vessels owned by a third party (See Notes 5 and 11). The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended by our current report on Form 8-K filed on August 23, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.
Recast of Financial Information for Discontinued Operations
Due to the current period classification of the Domestic Liftboats and Inland segments as discontinued operations, we have recast the Company's historical information to reflect the results of operations of these two segments as discontinued operations for all periods presented. In addition, the historical results of Domestic Offshore have been recast to include the operating results of the remaining retained Inland assets and the historical results of International Liftboats have also been recast to include the operating results of the Kingfish vessel which was transferred from Domestic Liftboats in 2012 (See Note 11).
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries including the accounts of its wholly owned subsidiary Discovery Offshore S.A. (“Discovery”) from the date a majority controlling interest was acquired. All intercompany account balances and transactions have been eliminated.
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$19,266	$14,546
Other	9,913	11,937
	$29,179	$26,483

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Equity
Changes in equity during the nine months ended September 30, 2013 are presented below:

	Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in thousands)
Balance at December 31, 2012	$882,762	$—	$882,762
Net Income (Loss)	33,074	(39)	33,035
Acquisition of Interest in Discovery	—	26,448	26,448
Acquisition of Noncontrolling Interest in Discovery	(39)	(26,409)	(26,448)
Compensation Expense Recognized	7,464	—	7,464
Repurchase of Common Stock	(2,044)	—	(2,044)
Excess Tax Benefit, Net from Stock-Based Arrangements	842	—	842
Other	313	—	313
Balance at September 30, 2013	$922,372	$—	$922,372
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
3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Income (loss) from continuing operations	$17,159	$(37,166)	$74,031	$(123,405)
Less: Loss attributable to noncontrolling interest	21	—	39	—
Adjusted income (loss) from continuing operations	17,180	(37,166)	74,070	(123,405)
Income (loss) from discontinued operations, net of taxes	8,093	(692)	(40,996)	(7,866)
Net income (loss) attributable to Hercules Offshore, Inc.	$25,273	$(37,858)	$33,074	$(131,271)
Denominator:
Weighted average basic shares	159,743	158,573	159,416	152,098
Add effect of stock equivalents	2,108	—	2,056	—
Weighted average diluted shares	161,851	158,573	161,472	152,098
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The Company's diluted earnings per share calculation excludes 0.8 million and 0.9 million stock equivalents for the three and nine month periods ended September 30, 2013, respectively, due to their anti-dilutive effect. The Company's diluted earnings per share calculation for both the three and nine month periods ended September 30, 2012 excludes 6.2 million stock equivalents that would have potentially been included if the Company had generated net income for the period, but are excluded as the Company generated a net loss during the period.

4. Business Combination
As of December 31, 2012, the Company held a $38.2 million, or 32%, equity investment in Discovery, a development stage company whose purpose was to own new ultra high specification jackup drilling rigs. Historically, we accounted for our investment in Discovery under the equity method of accounting. On June 24, 2013, the Company acquired an additional 52% interest to bring the total interest held to 84%, for cash consideration, net of cash acquired of $77.7 million ("Discovery Transaction"). The Discovery Transaction allows the Company to enter into the high-specification jackup market and it significantly expands our service offerings to the most demanding drilling customers and opens new international markets that have growing needs for assets of this caliber. The Company began consolidating Discovery's results of operations as of the acquisition date, June 24, 2013 ("Acquisition Date"). As of September 30, 2013, the Company held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date at 15 Norwegian Kroner (“NOK”) per share (USD $26.3 million in total).
The acquisition date fair value of the Company's previously held equity interest in Discovery was $52.0 million based on the price the Company paid for additional Discovery shares on June 24, 2013 of 15 NOK per share. The Company recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value as of the Acquisition Date in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the nine month period ended September 30, 2013.
In connection with the Discovery Transaction, the Company settled certain pre-existing relationships including a receivable from Discovery, warrants to purchase 5 million Discovery shares (see Note 7), as well as deferred revenue in the amounts of $14.3 million, $3.5 million and $5.6 million, respectively, at the date of acquisition.
The Company valued the noncontrolling interest at the Acquisition Date at 15 NOK per share or $26.4 million in total.
The components of the consideration transferred were as follows:

June 24, 2013
(in thousands)
(unaudited)
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
(a) includes the final shipyard installment for Hercules Triumph of $166.9 million, which was paid on July 23, 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Revenue	$224.0	$158.5	$615.4	$438.9
Income (Loss) from Continuing Operations	17.4	(37.4)	60.5	(124.3)
Income (Loss) from Discontinued Operations, Net of Taxes	8.1	(0.7)	(41.0)	(7.9)
Net Income (Loss)	25.5	(38.1)	19.5	(132.2)
Loss Attributable to Noncontrolling Interest	—	—	—	—
Net Income (Loss) Attributable to Hercules Offshore, Inc.	$25.5	$(38.1)	$19.5	$(132.2)

Net Income (Loss) Attributable to Hercules Offshore, Inc. Per share:
Basic:
Income (Loss) from Continuing Operations	$0.11	$(0.24)	$0.38	$(0.82)
Income (Loss) from Discontinued Operations	0.05	—	(0.26)	(0.05)
Net Income (Loss)	$0.16	$(0.24)	$0.12	$(0.87)
Diluted:
Income (Loss) from Continuing Operations	$0.11	$(0.24)	$0.37	$(0.82)
Income (Loss) from Discontinued Operations	0.05	—	(0.25)	(0.05)
Net Income (Loss)	$0.16	$(0.24)	$0.12	$(0.87)
The amount of revenue and net loss of Discovery included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended	June 24, 2013 through
	September 30, 2013	September 30, 2013
(in millions)
Revenue	$—	$—
Net loss	(1.8)	(1.9)

The Company incurred transaction costs in the amount of $0.3 million and $3.3 million for the three and nine months ended September 30, 2013 related to the Discovery Transaction. These transaction costs are included in General and Administrative on the Consolidated Statements of Operations.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

5. Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the nine months ended September 30, 2013 and 2012:

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss) (a)
				(in thousands)
2013:
	Various (b)	Domestic Liftboats	July 2013	$54,447	$—
	Various (c)	Inland	July 2013	44,331	—
	Hercules 27	Inland	August 2013	5,149	4,834
				$103,927	$4,834
2012:
	Hercules 2501	Domestic Offshore	June 2012	$7,000	$5,465
	Hercules 29	Inland	July 2012	900	770
	Platform Rig 3 (d)	International Offshore	August 2012	35,516	18,350
	Hercules 101	Domestic Offshore	September 2012	1,200	—
				$44,616	$24,585
  _____________________

(a)	Gains (Losses) on the Domestic Liftboats and Inland segments are reflected in the Consolidated Statement of Operations as discontinued operations.

(b)	The Company completed the sale of its U.S. Gulf of Mexico liftboats and related assets.

(c)	The Company completed the sale of eleven inland barge rigs and related assets.

(d)	This represents the gain on the sale of Platform Rig 3 and related legal entities.
Discontinued Operations
In May 2013, the Company entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 the Company closed on the sale of these Inland assets. Additionally, in August 2013, the Company sold the Hercules 27 inland barge for approximately $5.1 million. In the second quarter of 2013, the Company recorded an impairment charge of $40.9 million ($40.7 million, net of tax) related to the sale of the Inland barges. The results of operations of the Inland segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as discontinued operations.
In June 2013, the Company entered into an agreement to sell its U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, the Company recorded an impairment charge of $3.5 million ($3.5 million, net of tax) in the second quarter of 2013. On July 1, 2013, the Company closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million. The results of operations of the Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as discontinued operations.
Interest charges have been allocated to the discontinued operations of the Inland and Domestic Liftboat segments in accordance with FASB ASC 205-20, Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets. Interest allocated to discontinued operations of the Inland segment was $0.1 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2012, respectively. Interest allocated to discontinued operations of the Domestic Liftboat segment was $1.2 million for the nine months ended September 30, 2013 and $0.7 million and $2.1 million for the three and nine months ended September 30, 2012, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Operating results included in discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Inland:
Revenue	$1,510	$7,363	$15,782	$19,907
Income (Loss) Before Income Taxes	$5,192	$(3,168)	$(39,481)	$(12,245)
Income Tax Benefit	2,397	1,273	2,571	4,920
Income (Loss) from Discontinued Operations, Net of Taxes	$7,589	$(1,895)	$(36,910)	$(7,325)
Domestic Liftboats:
Revenue	$—	$17,368	$29,625	$43,761
Income (Loss) Before Income Taxes	$504	$1,866	$(4,086)	$(839)
Income Tax Benefit (Provision)	—	(663)	—	298
Income (Loss) from Discontinued Operations, Net of Taxes	$504	$1,203	$(4,086)	$(541)
Total:
Revenue	$1,510	$24,731	$45,407	$63,668
Income (Loss) Before Income Taxes	$5,696	$(1,302)	$(43,567)	$(13,084)
Income Tax Benefit	2,397	610	2,571	5,218
Income (Loss) from Discontinued Operations, Net of Taxes	$8,093	$(692)	$(40,996)	$(7,866)

6.    Debt
Debt is comprised of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
8.75% Senior Notes, due July 2021	$400,000	$—
7.125% Senior Secured Notes, due April 2017	300,000	300,000
10.5% Senior Notes, due October 2017	295,184	294,503
10.25% Senior Notes, due April 2019	200,000	200,000
3.375% Convertible Senior Notes, due June 2038	7,106	67,054
7.375% Senior Notes, due April 2018	3,510	3,510
Total Debt	1,205,800	865,067
Less Short-term Debt and Current Portion of Long-term Debt	—	67,054
Total Long-term Debt, Net of Current Portion	$1,205,800	$798,013
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement (the "Credit Agreement"), which governs its senior secured revolving credit facility (the "Credit Facility"). On July 8, 2013, the Company amended its Credit Agreement to increase the senior secured revolving credit facility to $150.0 million from $75.0 million and the sublimit for the issuance of letters of credit to $50.0 million from $25.0 million. As of September 30, 2013, no amounts were outstanding and $1.0 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $149.0 million.
Prior to July 8, 2013, borrowings under the Credit Facility bore interest, at the Company's option, at either (i) the Alternate Base Rate ("ABR") (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranged between 3.0% and 4.5%, depending on the Company's leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranged between 4.0% and 5.5%, depending on the Company's leverage ratio. The Company paid a per annum fee on all letters of credit issued under the Credit Facility, which fee equaled the applicable margin for loans accruing interest based on the Eurodollar rate, and the Company paid a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.
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
July 2013 Credit Amendment
The amendment to the Credit Agreement, among other things:

•
increased the senior secured revolving credit facility to $150.0 million (subject to certain limitations which restrict borrowing to $75.0 million while the 10.5% Senior Notes due 2017 are outstanding);

•	extended the maturity date of the Credit Facility to July 8, 2018;

•	increased the sublimit for the issuance of letters of credit to $50.0 million;

•	allowed for an increase in aggregate commitments of up to $50.0 million;

•	reduced the applicable margin for ABR Loans to a range between 1.5% and 3.0% depending on the Company's total leverage ratio;

•	reduced the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% depending on the Company's total leverage ratio; and

•	reduced the per annum commitment fee on unused availability under the Credit Facility to 0.50%.
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
7.5% Senior Notes due 2021
On October 1, 2013, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes will accrue from and including October 1, 2013 at a rate of 7.5% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2014.
The 7.5% Senior Notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
Prior to October 1, 2016, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.5% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the Company makes such redemption not more than 180 days after consummation of such equity offering. In addition, prior to October 1, 2016, the Company may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after October 1, 2016, the Company may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning October 1 of the years indicated:

Year	Optional Redemption Price
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
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
10.5% Senior Notes due 2017
On September 17, 2013, the Company commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of its 10.5% Senior Notes due 2017. Senior notes totaling approximately $253.6 million were tendered as of September 30, 2013 and were settled on October 1, 2013 for $268.5 million using a portion of the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

proceeds from the issuance of the 7.5% Senior Notes due 2021. The Company expects to use the remaining net proceeds from the 7.5% Senior Notes due 2021 offering, together with cash on hand, to redeem the remaining $46.4 million aggregate principal amount of the 10.5% Senior Notes in November 2013 for approximately $48.8 million.
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
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) permits the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

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

Substantially all of the Company's domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes.

The Company's obligations under the Credit Agreement and 7.125% Senior Secured Notes are secured on an equal and ratable first priority basis by liens on a majority of its vessels and substantially all of its other personal property.
7.    Derivative Instruments
Warrants
Previously the Company was issued warrants to purchase up to 5.0 million additional shares of Discovery stock at a strike price of 11.50 NOK per share which was exercisable in the event that the Discovery stock price reached an average equal to or higher than 23.00 NOK per share for 30 consecutive trading days. The warrants were being accounted for as a derivative instrument as the underlying security was readily convertible to cash. Subsequent changes in the fair value of the warrants were recognized to other income (expense). The fair value of the Discovery warrants was determined using a Monte Carlo simulation (See Note 8). On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million and included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery (see Note 4).
The following table provides the fair values of the Company’s derivatives:

Fair Value
Balance Sheet Classification	December 31, 2012
(in thousands)
Derivatives:
Warrants	$3,964
Other Assets, Net	$3,964
The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2013	2012		2013	2012
Derivatives	I.	II.		I.	II.
		(in thousands)			(in thousands)
Warrants	Other Income (Expense)	$—	$847	Other Income (Expense)	$(424)	$1,080

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
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the nine months ended September 30, 2013:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$98,802	$—	$98,802	$—	$(44,370)
_____________________
(1) This represents a non-recurring fair value measurement made at June 30, 2013 for various assets that were part of the discontinued operations of the Inland and Domestic Liftboats segments.
Long-lived assets held for sale at June 30, 2013 were written down to their fair value less estimated cost to sell, resulting in impairment charges of $40.9 million ($40.7 million, net of tax) and $3.5 million ($3.5 million, net of tax), for the discontinued operations of the Inland and Domestic Liftboats segments, respectively. The impairment charges are included in Discontinued Operations on the Consolidated Statements of Operations for the nine months ended September 30, 2013 (See Note 5).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the nine months ended September 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$9,340	$—	$7,840	$1,500	$(60,693)
Property and Equipment, Net (2)	$1,500	$—	$—	$1,500	$(42,916)
  _____________________
(1) This represents a non-recurring fair value measurement made at September 30, 2012 for Hercules 252 and Hercules 258.
(2) This represents a non-recurring fair value measurement made at June 30, 2012 for Hercules 185.
Long-lived assets held for sale at September 30, 2012 were written down to their fair value less estimated cost to sell, resulting in an impairment charge of approximately $25.5 million ($16.6 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, related to Hercules 252. The sale of Hercules 252 was completed in October 2012.
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
In April 2012, during the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced extensive damage to various portions of the rig's legs. The Company believed it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge of $42.9 million ($27.9 million, net of tax) which is included in Asset Impairment on the Consolidated Statements of Operations for the nine months ended September 30, 2012 to write the rig down to salvage value. In addition, the Company incurred $4.6 million ($3.0 million, net of tax) related to the write-off of the unamortized deferred costs associated with the Hercules 185 contract which is included in Asset Impairment on the Consolidated Statements of Operations for the nine months ended September 30, 2012.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair values because of the short-term nature of the instruments. The fair value of the Company's cash equivalents are Level 1.
The fair value of the Company’s 3.375% Convertible Senior Notes, 8.75% Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$427.0	$—	$—
7.125% Senior Secured Notes, due April 2017	300.0	320.1	300.0	317.1
10.5% Senior Notes, due October 2017	295.2	317.6	294.5	326.6
10.25% Senior Notes, due April 2019	200.0	224.8	200.0	219.6
3.375% Convertible Senior Notes, due June 2038	7.1	7.1	67.1	68.5
7.375% Senior Notes, due April 2018	3.5	3.5	3.5	3.3
9.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At September 30, 2013, approximately 4.3 million shares were available for grant or award under the 2004 Plan.
During the nine months ended September 30, 2013, the Company granted the following equity awards:

•
Time-based awards The Company granted 0.7 million time-based restricted stock awards to employees which vest 1/3 per year and 0.1 million time-based restricted stock awards to the Company's Directors which vest on the date of the Company's 2014 Annual Meeting of Stockholders. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $6.81 and a grant date fair value of $7.13 for the awards granted in the nine months ended September 30, 2013 to employees and the Company's Directors, respectively.

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
11.   Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as discontinued operations. The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments (See Note 5). The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the operating results of these assets. In 2012, the Company transferred one vessel, Kingfish, from its Domestic Liftboats segment to its International Liftboats segment. The historical results generated by the Kingfish, that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment. As a result of this transfer, the historical results of International Liftboats have also been recast to include the operating results of this asset.
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
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, the Company signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for the use of Hercules 267. The rig is expected to commence work in the fourth quarter of 2013.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

In March 2013, the Company acquired the liftboat Bull Ray for $42.0 million. The liftboat commenced work in West Africa in March 2013.
As a result of the Discovery Transaction (See Note 4), Hercules Triumph and Hercules Resilience are included in the Company's International Offshore segment. The Company entered into a contract with Cairn India Limited for use of the Hercules Triumph in the Indian Ocean which is expected to commence in late October 2013. Hercules Resilience was delivered in October 2013 but remains in the shipyard for the installation of additional equipment.
Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore	$138,975	$44,349	$19,811	$387,088	$124,205	$59,291
International Offshore	46,309	2,507	12,768	126,836	(12,995)	35,555
International Liftboats	40,024	12,804	4,721	109,035	27,893	13,872
	$225,308	$59,660	$37,300	$622,959	$139,103	$108,718
Corporate	—	(14,404)	740	—	(42,410)	2,188
Total Company	$225,308	$45,256	$38,040	$622,959	$96,693	$110,906

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore (a)	$92,277	$(16,941)	$19,678	$264,663	$(1,112)	$57,930
International Offshore (b)	37,090	3,513	10,360	85,210	(68,970)	35,087
International Liftboats	30,790	6,499	3,819	93,617	26,538	13,189
	$160,157	$(6,929)	$33,857	$443,490	$(43,544)	$106,206
Corporate	—	(11,345)	672	—	(33,383)	1,937
Total Company	$160,157	$(18,274)	$34,529	$443,490	$(76,927)	$108,143
  _____________________

(a)	Income (Loss) from Operations for the Company's Domestic Offshore segment includes a $25.5 million asset impairment charge for the three and nine months ended September 30, 2012 (See Note 8).

(b)
Income (Loss) from Operations for the Company's International Offshore segment includes $35.2 million and $82.7 million in asset impairment charges for the three and nine months ended September 30, 2012, respectively (See Note 8). In addition, Income (Loss) from Operations for the Company's International Offshore segment includes a gain on the sale of Platform Rig 3 of $18.4 million (See Note 5) and a gain on the Hercules 185 insurance settlement of $27.3 million for both the three and nine months ended September 30, 2012.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Total Assets
	September 30, 2013	December 31, 2012
	(in thousands)
Domestic Offshore	$1,077,864	$980,973
International Offshore	1,095,896	649,565
Inland	—	107,349
Domestic Liftboats	—	74,824
International Liftboats	184,418	147,823
Corporate	45,257	56,096
Total Company	$2,403,435	$2,016,630

12.    Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2013, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Effective May 1, 2013, the Company completed the annual renewal of all of its key insurance policies. The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.7 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. The Company also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from the Company’s vessels and drilling rigs, with primary limits of $5.0 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200.0 million.
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
The Company has a separate primary marine package for Hercules Triumph that provides hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  The marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. The Company also has operational protection and indemnity coverage up to $500.0 million, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, the Company has coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million and pollution-by-blowout coverage up to $10.0 million, all subject to certain contractual assumptions and limitations.  The Company does not have coverage inclusive of U.S. Gulf of Mexico named windstorms. Upon delivery of the Hercules Resilience, the Company obtained insurance policies for the Hercules Resilience substantially similar to those procured for the Hercules Triumph.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

In 2013, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24% and a maturity date of March 2014, of which $18.5 million was outstanding as of September 30, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which was fully paid by the maturity date of March 2013. Additionally $0.7 million was outstanding on the $1.3 million note, related to the 2013 insurance renewal for the Hercules Triumph, with an interest rate of 3.24% and a maturity date of March 2014.
Hercules 265 Incident
On July 23, 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well apparently bridged over, and the flow of natural gas ceased and the well was thereafter secured by the Company's customer. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. Based on the Company's limited survey, the rig sustained substantial damage in the incident. The Company's insurance underwriters have not been able to determine whether the rig will be a constructive total loss. The cause of the incident is unknown but is under investigation. The rig has an insured value of $50.0 million.  The Company also has removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a total loss. In the event any pollution emanated from the Company's rig or equipment as a result of the incident, the Company's vessel pollution policy provides coverage, subject to deductibles and limitations. The rig has a net book value of approximately $19.0 million at September 30, 2013.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $8.9 million and $12.0 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.
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
14.    Subsequent Events
Subsequent to September 30, 2013, the Company noted the following:
•On October 1, 2013, the Company issued $300.0 million aggregate principal amount of 7.5% Senior Notes due 2021 (See Note 6).
•On October 1, 2013, the Company used a portion of the proceeds from the 7.5% Senior Notes due 2021 offering to redeem $253.6 million of the $300.0 million aggregate principal amount of 10.5% Senior Notes due 2017 for $268.5 million. The Company expects to use the remaining net proceeds from the 7.5% Senior Notes due 2021 offering, together with cash on hand, to redeem the remaining $46.4 million aggregate principal amount of the 10.5% Senior Notes due 2017 in November 2013 for approximately $48.8 million (See Note 6).
•On October 17, 2013, the final shipyard installment of $166.9 million was paid on Hercules Resilience.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and September 30, 2012, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of our quarterly reports on Form 10-Q for March 31, 2013, June 30, 2013 and this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of October 22, 2013, we owned a fleet of 40 jackup rigs, including Hercules Triumph and Hercules Resilience, 19 liftboat vessels and operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
In March 2013, we acquired the offshore drilling rig Hercules 267 for $55.0 million. In addition, we signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for use of Hercules 267. We expect the rig to commence work in the fourth quarter of 2013.
In March 2013, we acquired the liftboat Bull Ray for $42.0 million. The liftboat commenced work in West Africa in March 2013.
On June 24, 2013 ("Acquisition Date"), we acquired an additional 52% interest in Discovery Offshore S.A. (“Discovery”) by purchasing additional common stock to bring the total interest held to 84%. We began consolidating Discovery's results of operations as of the Acquisition Date. As of September 30, 2013, we held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date at 15 Norwegian Kroner (“NOK”) per share (USD $26.3 million in total). (See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Business Combinations”). As a result of this transaction, Hercules Triumph and Hercules Resilience are included in our International Offshore segment. We entered into a contract with Cairn India Limited for use of the Hercules Triumph in the Indian Ocean which is expected to commence in late October 2013. Hercules Resilience was delivered in October 2013 but remains in the shipyard for the installation of additional equipment.
Asset Dispositions
In May 2013,we entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 we closed on the sale of these Inland assets. Additionally, in August 2013, we sold the Hercules 27 inland barge for approximately $5.1 million. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment. In the second quarter of 2013, we recorded an impairment charge of $40.9 million ($40.7 million, net of tax) related to the sale of the Inland barges. The results of operations of the Inland segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, as discontinued operations. Additionally, the historical results of Domestic Offshore have been recast to include the operating results of the remaining Inland assets.
In June 2013, we entered into an agreement to sell our U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, we recorded an impairment charge of $3.5 million ($3.5 million net of tax). On July 1, 2013, we closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million. In 2012, the Company transferred one vessel, Kingfish, from its Domestic Liftboats segment to its International Liftboats segment. The historical results generated by the Kingfish, that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment. The results of operations of the Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, as discontinued operations.
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
Our backlog at October 22, 2013, totaled approximately $1.1 billion for our executed contracts. Approximately $146.7 million of this backlog is expected to be realized during the remainder of 2013. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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
RECENT DEVELOPMENTS
Subsequent to September 30, 2013, we noted the following:
•On October 1, 2013, we issued $300.0 million aggregate principal amount of 7.5% Senior Notes due 2021 (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Requirements and Contractual Obligations").
•On October 1, 2013, we used a portion of the proceeds from the 7.5% Senior Notes due 2021 offering to redeem $253.6 million of the $300.0 million aggregate principal amount of 10.5% Senior Notes due 2017 for $268.5 million. We expect to use the remaining net proceeds from the 7.5% Senior Notes due 2021 offering, together with cash on hand, to redeem the remaining $46.4 million aggregate principal amount of the 10.5% Senior Notes due 2017 in November 2013 for approximately $48.8 million (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Requirements and Contractual Obligations").
•On October 17, 2013, the final shipyard installment of $166.9 million was paid on Hercules Resilience.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	34
Revenue	$138,975	$92,277	$46,698	50.6%
Operating expenses	73,577	61,939	11,638	18.8%
Asset impairment	—	25,502	(25,502)	n/m
Depreciation and amortization expense	19,811	19,678	133	0.7%
General and administrative expenses	1,238	2,099	(861)	(41.0)%
Operating income (loss)	$44,349	$(16,941)	$61,290	n/m
International Offshore:
Number of rigs (as of end of period)	11	8
Revenue	$46,309	$37,090	$9,219	24.9%
Operating expenses	28,191	(13,816)	42,007	n/m
Asset impairment	—	35,191	(35,191)	n/m
Depreciation and amortization expense	12,768	10,360	2,408	23.2%
General and administrative expenses	2,843	1,842	1,001	54.3%
Operating income	$2,507	$3,513	$(1,006)	(28.6)%
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$40,024	$30,790	$9,234	30.0%
Operating expenses	20,960	20,400	560	2.7%
Depreciation and amortization expense	4,721	3,819	902	23.6%
General and administrative expenses	1,539	72	1,467	n/m
Operating income	$12,804	$6,499	$6,305	97.0%
Total Company:
Revenue	$225,308	$160,157	$65,151	40.7%
Operating expenses	122,728	68,523	54,205	79.1%
Asset impairment	—	60,693	(60,693)	n/m
Depreciation and amortization expense	38,040	34,529	3,511	10.2%
General and administrative expenses	19,284	14,686	4,598	31.3%
Operating income (loss)	45,256	(18,274)	63,530	n/m
Interest expense	(19,360)	(18,249)	(1,111)	6.1%
Other, net	(337)	676	(1,013)	n/m
Income (loss) before income taxes	25,559	(35,847)	61,406	n/m
Income tax provision	(8,400)	(1,319)	(7,081)	n/m
Income (loss) from continuing operations	17,159	(37,166)	54,325	n/m
Income (loss) from discontinued operations, net of taxes	8,093	(692)	8,785	n/m
Net income (loss)	25,252	(37,858)	63,110	n/m
Loss attributable to noncontrolling interest	21	—	21	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$25,273	$(37,858)	$63,131	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended September 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,522	1,678	90.7%	$91,311	$43,848
International Offshore	426	552	77.2%	108,707	51,071
International Liftboats	1,578	2,116	74.6%	25,364	9,905

	Three Months Ended September 30, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,460	1,656	88.2%	$63,203	$37,403
International Offshore	393	602	65.3%	94,377	(22,950)
International Liftboats	1,314	1,932	68.0%	23,432	10,559
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

For the Three Months Ended September 30, 2013 and 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates along with additional operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $41 million and $6 million, respectively. The Hercules 209 contributed $9.5 million to these increases in revenue in the Current Quarter as it was reactivated and commenced work in May 2013.
International Offshore. The increase in revenue from our International Offshore segment resulted primarily from the following:
•$13.2 million increase from Hercules 266, as it was acquired in March 2012 and commenced work in April 2013;
•$1.6 million increase from Hercules 262, as it was preparing for a new contract a portion of the Comparable Quarter;
•$3.0 million decrease from Hercules 208 resulting from fewer operating days in the Current Quarter as compared to the Comparable Quarter.
•$2.5 million decrease from Platform Rig 3, as it was sold in August 2012.

International Liftboats. The increase in revenue from our International Liftboats segment resulted from an increase in operating days and average dayrates, contributing to revenue increases of approximately $7 million and approximately $3 million, respectively in the Current Quarter as compared to the Comparable Quarter. These increases in operating days and average dayrates are largely due to the Bull Ray, contributing a $6.4 million increase to revenue in the Current Quarter, after its purchase in March 2013.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to $3.1 million in incremental costs for the Hercules 209 operating after its reactivation in May 2013 and $3.2 million in expenses related to the Hercules 265 insurance claim. Additionally, labor, workers' compensation and insurance costs increased in the Current Quarter as compared to the Comparable Quarter by $2.0 million, $1.3 million and $1.1 million, respectively.
International Offshore. The increase in operating expenses was driven primarily by the following:
•$24.8 million increase from Hercules 185 due primarily to the $27.3 gain on insurance settlement in the Comparable Quarter;
•$18.4 million gain on the sale of Platform Rig 3 in the Comparable Quarter;
•$4.8 million increase from Hercules 266 which began work in April 2013; and
•$2.5 million decrease from Hercules 208 primarily due to amortization of deferred mobilization and contract preparation costs in the Comparable Quarter.
International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to the following:
•$1.3 million increase due to the Bull Ray operating in the International Liftboats segment in the Current Quarter after its purchase in March 2013;
•$1.7 million increase in labor costs in the Current Quarter as compared to the Comparable Quarter; and
•$1.3 million decrease in repair and maintenance costs in the Current Quarter as compared to the Comparable Quarter.
Asset Impairment
In the Comparable Quarter, we recorded an asset impairment charge of $60.7 million of which $35.2 million was related to the write-down of Hercules 258 to salvage value and $25.5 million related to the write down of Hercules 252, which was held for sale at September 30, 2012, to its fair value less estimated cost to sell.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional deprecation for the Hercules 266 and other capital projects, which contributed to increases of $2.6 million and approximately $3.8 million, respectively. These increases are partially offset by a reduction in depreciation of $1.6 million primarily due to rigs sold. Additionally, the Hercules 258 contributed to a $0.9 million reduction in depreciation after its impairment in 2012.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to an increase in labor costs in the Current Quarter as compared to the Comparable Quarter of $2.3 million, primarily in Corporate. Additionally, bad debt expense increased $1.5 million in the Current Quarter as compared to the Comparable Quarter primarily related to the International Liftboats segment.

Interest Expense
The increase in interest expense for the Current Quarter is primarily due to $8.2 million in interest on our 8.75% Senior Notes due 2021, partially offset by higher interest capitalization, $7.5 million increase, on the Hercules Triumph and Hercules Resilience rigs projects and other upgrade and reactivation projects.
Other, net
The increase in other expense is largely due to the gain on the fair value of the Discovery warrants recorded in the Comparable Period.
Income Tax Provision
During the Current Quarter we generated an income tax provision from continuing operations of $8.4 million compared to $1.3 million in the Comparable Quarter. The change is primarily related to generating pretax income from continuing operations in the Current Quarter compared to losses from continuing operations in the Comparable Quarter.  Additionally the variation is due to the tax effect of the mix of earnings (losses) from different jurisdictions partially offset by the impact of discrete items.
Discontinued Operations
We had income from our discontinued Inland operations of $7.6 million during the Current Quarter compared to a loss of $1.9 million in the Comparable Quarter, primarily due to the $4.8 million gain recognized on the sale of Hercules 27 in August 2013. The sales of all of the inland assets that were held for sale at June 30, 2013 were completed in July 2013, except for the Hercules 27 which closed in August 2013. For the Domestic liftboats, we had income from discontinued operations of $0.5 million in the Current Quarter compared with an income from discontinued operations of $1.2 million in the Comparable Quarter. The sale of the domestic liftboats assets was completed in July 2013.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	34
Revenue	$387,088	$264,663	$122,425	46.3%
Operating expenses	198,887	176,407	22,480	12.7%
Asset Impairment	—	25,502	(25,502)	n/m
Depreciation and amortization expense	59,291	57,930	1,361	2.3%
General and administrative expenses	4,705	5,936	(1,231)	(20.7)%
Operating income (loss)	$124,205	$(1,112)	$125,317	n/m
International Offshore:
Number of rigs (as of end of period)	11	8
Revenue	$126,836	$85,210	$41,626	48.9%
Operating expenses	93,769	39,061	54,708	140.1%
Asset Impairment	—	82,714	(82,714)	n/m
Depreciation and amortization expense	35,555	35,087	468	1.3%
General and administrative expenses	10,507	(2,682)	13,189	n/m
Operating loss	$(12,995)	$(68,970)	$55,975	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$109,035	$93,617	$15,418	16.5%
Operating expenses	62,883	51,035	11,848	23.2%
Depreciation and amortization expense	13,872	13,189	683	5.2%
General and administrative expenses	4,387	2,855	1,532	53.7%
Operating income	$27,893	$26,538	$1,355	5.1%
Total Company:
Revenue	$622,959	$443,490	$179,469	40.5%
Operating expenses	355,539	266,503	89,036	33.4%
Asset impairment	—	108,216	(108,216)	n/m
Depreciation and amortization expense	110,906	108,143	2,763	2.6%
General and administrative expenses	59,821	37,555	22,266	59.3%
Operating income (loss)	96,693	(76,927)	173,620	n/m
Interest expense	(54,495)	(54,915)	420	(0.8)%
Loss on extinguishment of debt	—	(9,156)	9,156	n/m
Gain on equity investment	14,876	—	14,876	n/m
Other, net	(1,652)	764	(2,416)	n/m
Income (loss) before income taxes	55,422	(140,234)	195,656	n/m
Income tax benefit	18,609	16,829	1,780	10.6%
Income (loss) from continuing operations	74,031	(123,405)	197,436	n/m
Loss from discontinued operations, net of taxes	(40,996)	(7,866)	(33,130)	n/m
Net income (loss)	33,035	(131,271)	164,306	n/m
Loss attributable to noncontrolling interests	39	—	39	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$33,074	$(131,271)	$164,345	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Nine Months Ended September 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,576	4,993	91.6%	$84,591	$39,833
International Offshore	1,115	1,540	72.4%	113,754	60,889
International Liftboats	4,503	6,220	72.4%	24,214	10,110

	Nine Months Ended September 30, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,414	4,932	89.5%	$59,960	$35,768
International Offshore	969	1,876	51.7%	87,936	20,821
International Liftboats	3,911	5,702	68.6%	23,937	8,950
For the Nine Months Ended September 30, 2013 and 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in the Current Period as compared to the Comparable Period, which contributed an increase of approximately $108 million and $14 million, respectively.
International Offshore. The increase in revenue from our International Offshore segment resulted primarily from the following:
•$24.7 million increase from Hercules 266 as it was acquired in March 2012 and commenced work in April 2013;
•$14.5 million increase from Hercules 262 as it was in the shipyard preparing for a new contract for a portion of the Comparable Period;
•$10.8 million increase from Hercules 261 as it was in the shipyard preparing for a new contract for a portion of the Comparable Period; and
•$11.6 million decrease from Platform Rig 3 as it was sold in August 2012.
International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days in the Current Period as compared to the Comparable Period which contributed to an increase of approximately $14 million. Approximately $10 million of this increase was contributed by the Bull Ray after its purchase in March 2013.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is discussed below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to $4.8 million in incremental costs for the Hercules 209 operating after its reactivation in May 2013 and $3.2 million in expenses related to the Hercules 265 insurance claim. Additionally, labor, insurance and repair and maintenance costs increased in the Current Period as compared to the Comparable Period by $8.3 million, $1.6 million and $1.4 million, respectively.
International Offshore. The increase in operating expenses is primarily due to the following:

•$27.3 million gain on the Hercules 185 insurance settlement in the Comparable Period, partially offset by costs incurred in the Comparable Period associated with the the additional damage the rig sustained during its return mobilization to Angola;
•$18.4 million gain on the sale of Platform Rig 3 in the Comparable Period, partially offset by costs incurred in the Comparable Period;
•$10.0 million increase from Hercules 266 as the rig began working in April 2013;
•$7.4 million increase from Hercules 262 as the rig was in the shipyard preparing for a new contract a portion of the Comparable Period;
•$5.2 million increase from Hercules 260 in the Current Period as compared to the Comparable Period primarily due to repair costs related to its spud can damage; and
•$4.2 million decrease from Hercules 258 as the rig was cold stacked in the fourth Quarter of 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment resulted from the following:
•$2.6 million increase related to the write down of the Croaker to fair market value in the Current Period;
•$3.4 million increase due to the Bull Ray operating in the International Liftboats segment in the Current Period after its purchase in 2013;
•$4.3 million increase in labor costs in the Current Period as compared to the Comparable Period; and
•$1.6 million insurance gain recognized on the loss of the Mako in the Comparable Period.
Asset Impairment
During the Comparable Period, we recorded an asset impairment charge of $108.2 million of which $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the rig's contract; $35.2 million related to the write down of Hercules 258 to salvage value and $25.5 million related to Hercules 252, which was held for sale at September 30, 2012, to write it down to its fair value less estimated cost to sell.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional deprecation for the Hercules 266 and other capital projects, which contributed to increases of $5.3 million and approximately $11.2 million, respectively. These increases are partially offset by a reduction in depreciation of $9.2 million primarily due to rigs sold. Additionally, the Hercules 258 contributed to a $2.5 million reduction in depreciation after its impairment in 2012.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries from one international customer of doubtful accounts receivable in the Comparable Period of $8.8 million. Additionally, labor cost, primarily in corporate, and professional fees, primarily in our International Offshore segment, increased $8.8 million and $2.3 million, respectively in the Current Period as compared to the Comparable Period.
Interest Expense
Interest expense for the Current Period is essentially flat with the Comparable Period. Higher interest expense is offset by higher interest capitalization on upgrade and reactivation projects in addition to the Hercules Triumph and Hercules Resilience projects.
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
Other, net
The increase in other expense is primarily due to change in the fair value of the Discovery warrants as we recognized a loss of $0.4 million in the Current Period compared to a gain of $1.1 million in the Comparable Period. Additionally, we recognized $0.7 million of additional equity in losses from Discovery during the Current Period as compared to the Comparable Period.
Income Tax Benefit
During the Current Period we generated an income tax benefit from continuing operations of $18.6 million compared to an income tax benefit of $16.8 million during the Comparable Period. The increase is primarily related to the $37.7 million tax benefit recorded in the Current Period related to the tax attributes received from the Seahawk Transaction as well as the impact of discrete items, which is largely offset by the tax effect of the mix of earnings (losses) from different jurisdictions.
Discontinued Operations
We had a loss from our discontinued Inland operations of $36.9 million during the Current Period compared to a loss of $7.3 million in the Comparable Period, primarily due to the $40.9 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell, partially offset by the $4.8 million gain on the sale of Hercules 27 in August 2013. We had a loss from our discontinued Domestic Liftboat operations of $4.1 million during the Current Period compared to $0.5 million in the Comparable Period primarily due to the $3.5 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell.
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

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Income (Loss)	$45,277	$(18,274)	$96,732	$(76,927)
Adjustments:
Asset impairment	—	60,693	—	108,216
Gain on sale of Platform Rig 3	—	(18,350)	—	(18,350)
Gain on Hercules 185 insurance settlement	—	(27,268)	—	(27,268)
Total adjustments	—	15,075	—	62,598
Adjusted Operating Income (Loss)	$45,277	$(3,199)	$96,732	$(14,329)
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$17,180	$(37,166)	$74,070	$(123,405)
Adjustments:
Asset impairment	—	60,693	—	108,216
Gain on sale of Platform Rig 3	—	(18,350)	—	(18,350)
Gain on Hercules 185 insurance settlement	—	(27,268)	—	(27,268)
Loss on extinguishment of debt	—	—	—	9,156
Gain on equity investment	—	—	(14,876)	—
Tax benefit (a)	—	—	(37,729)	—
Tax impact of adjustments	—	7,042	—	(12,796)
Total adjustments	—	22,117	(52,605)	58,958
Adjusted Income (Loss) from Continuing Operations	$17,180	$(15,049)	$21,465	$(64,447)
Diluted Earnings (Loss) per Share from Continuing Operations	$0.11	$(0.23)	$0.46	$(0.81)
Adjustments:
Asset impairment	—	0.38	—	0.71
Gain on sale of Platform Rig 3	—	(0.12)	—	(0.12)
Gain on Hercules 185 insurance settlement	—	(0.17)	—	(0.18)
Loss on extinguishment of debt	—	—	—	0.06
Gain on equity investment	—	—	(0.09)	—
Tax benefit	—	—	(0.24)	—
Tax impact of adjustments	—	0.05	—	(0.08)
Total adjustments	—	0.14	(0.33)	0.39
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$0.11	$(0.09)	$0.13	$(0.42)
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$17,180	$(37,166)	$74,070	$(123,405)
Interest expense	19,360	18,249	54,495	54,915
Income tax provision (benefit)	8,400	1,319	(18,609)	(16,829)
Depreciation and amortization	38,040	34,529	110,906	108,143
EBITDA	82,980	16,931	220,862	22,824
Adjustments:
Asset impairment	—	60,693	—	108,216
Gain on sale of Platform Rig 3	—	(18,350)	—	(18,350)
Gain on Hercules 185 insurance settlement	—	(27,268)	—	(27,268)
Loss on extinguishment of debt	—	—	—	9,156
Gain on equity investment	—	—	(14,876)	—
Total adjustments	—	15,075	(14,876)	71,754
Adjusted EBITDA	$82,980	$32,006	$205,986	$94,578
____________________________
(a) Tax benefit recognized of $37.7 million related to the change in characterization of the Seahawk acquisition for tax purposes from a purchase of assets to a reorganization.

CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to business combinations, property and equipment, derivatives, revenue recognition, income taxes, allowance for doubtful accounts, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2013. Item 1 of Part I of this Quarterly Report on Form 10-Q and below.
Business Combinations
Discovery Offshore
On June 24, 2013, we acquired an additional 52% interest in Discovery by purchasing additional common stock to bring the total interest held to 84%. We began consolidating Discovery's results of operations as of the June 24, 2013 acquisition date ("Acquisition Date"). As of September 30, 2013, we held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date at 15 NOK per share (USD $26.3 million in total).
The acquisition date fair value of our previously held equity interest in Discovery Offshore was $52.0 million. We recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value, as of the Acquisition Date, in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the nine months ended September 30, 2013.
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
Principles of Consolidation
Our Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including the accounts of our wholly owned subsidiary Discovery from the date a majority controlling interest was acquired. All intercompany account balances and transactions have been eliminated.
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, as well as our customers' ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the disparity between the price of crude oil and natural gas. As of October 10, 2013, the spot price for Louisiana Light Sweet (“LLS”) crude was $106.01 per barrel. LLS crude oil prices have fluctuated significantly over the past year, peaking at a high of $118.93 per barrel to a low of $99.03 per barrel. Throughout this period of volatility, we did not experience any material reduction in demand for our services, and we believe current oil prices remain supportive for a continuation of activity levels.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 38 rigs as of October 10, 2013, of which we estimate that 35 rigs are contracted.
Discussions with our domestic customers suggest an extensive inventory of oil and liquids directed drilling opportunities exists in the U.S. Gulf of Mexico Shelf. Relatively high crude oil prices and our customers' emphasis on drilling oil and liquids rich prospects leads us to believe that healthy levels of rig demand and pricing in the region will persist. Tempering these positive conditions in the U.S. Gulf of Mexico is the market expectation for a prolonged period of low natural gas prices. We also expect to experience some inflationary pressures on operating costs, particularly in labor, as strong drilling activity worldwide has led to a tightening of skilled labor across the oilfield service industry. In addition, any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore's financial results.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices and capital budget announcements by National and International Oil Companies, leads us to believe that international capital spending and demand for drilling rigs overseas will increase in 2014. Our expectation for greater international rig demand is tempered by the anticipated growth in supply from newly constructed rigs. As of October 10, 2013, there were 425 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico, excluding cold stacked rigs, of which only 15 rigs were uncontracted. In addition, globally, there are an estimated 122 new jackup rigs either under construction, on order, or planned for delivery from 2013 to 2017, of which 100 are without contracts. With the exception of the rigs we acquired from Discovery, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
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
Over the long term, we believe that international liftboat demand will benefit from: (i) the aging offshore infrastructure and maturing offshore basins, (ii) desire by our international customers to economically produce from these mature basins and service their infrastructure and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is (i) our expectation of increased competition from newly constructed liftboats and mobilizations of existing liftboats primarily from the U.S. Gulf of Mexico to international markets, (ii) the risk of recurring political, social and union unrest, principally in West Africa and (iii) increased pressure to have local ownership of assets, principally in Nigeria.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the nine month period ended September 30, 2013 are as follows (in millions):

Net Cash Provided by Operating Activities	$179.4
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(201.0)
Additions of Property and Equipment	(307.1)
Deferred Drydocking Expenditures	(7.5)
Insurance Proceeds Received	1.4
Proceeds from Sale of Assets, Net	107.4
Other	2.2
Total	(404.6)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowing	400.0
Redemption of 3.375% Convertible Senior Notes	(61.3)
Payment of Debt Issuance Cost	(8.2)
Other	1.3
Total	331.8
Net Increase in Cash and Cash Equivalents	$106.6
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
On April 3, 2012, we entered into a credit agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”). On July 08, 2013, we amended the Credit Agreement to increase the senior secured revolving credit facility to $150.0 million from $75.0 million and the sublimit for the issuance of letters of credit to $50.0 million from $25.0 million. As of September 30, 2013, no amounts were outstanding and $1.0 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $149.0 million.
Prior to July 8, 2013, borrowings under the Credit Facility bore interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranged between 3.0% and 4.5%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranged between 4.0% and 5.5%, depending on our leverage ratio. We paid a per annum fee on all letters of credit issued under the Credit Facility, which fee equaled the applicable margin for loans accruing interest based on the Eurodollar rate, and we paid a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.
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
The amendment to the Credit Agreement, among other things:

•
increased the senior secured revolving credit facility to $150.0 million (subject to certain limitations which restrict borrowing to $75.0 million while our 10.5% Senior Notes due 2017 are outstanding);

•	extended the maturity date of the Credit Facility to July 8, 2018;

•	increased the sublimit for the issuance of letters of credit to $50.0 million;

•	allowed for an increase in aggregate commitments of up to $50.0 million;

•	reduced the applicable margin for ABR Loans to a range between 1.5% and 3.0% depending on our total leverage ratio;

•	reduced the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% depending on our total leverage ratio; and

•	reduced the per annum commitment fee on unused availability under the Credit Facility to 0.50%.
We incurred costs of $1.1 million related to the amendment of our Credit Agreement.
On July 8, 2013, we completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million we received from the sales of our inland barge rigs, domestic liftboats and related assets), were used to fund our acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes will accrue from and including July 8, 2013 at a rate of 8.75% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2014.
The 8.75% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
Prior to July 15, 2016, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.75% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) we make such redemption not more than 180 days after consummation of such equity offering. In addition, prior to July 15, 2017, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
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
On October 1, 2013, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes will accrue from and including October 1, 2013 at a rate of 7.5% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2014.
The 7.5% Senior Notes are guaranteed by each of the Guarantors that guarantee our obligations under its Credit Agreement.
Prior to October 1, 2016, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.5% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) we make such redemption not more than 180 days after consummation of such equity offering. In addition, prior to October 1, 2016, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after October 1, 2016, we may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning October 1 of the years indicated:

Year	Optional Redemption Price
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
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
On September 17, 2013, we commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of our 10.5% Senior Notes due 2017. Senior notes totaling approximately $253.6 million were tendered as of September 30, 2013 and were settled on October 1, 2013 for $268.5 million using a portion of the proceeds from the issuance of the 7.5% Senior Notes due 2021. We expect to use the remaining net proceeds from the 7.5% Senior Notes due 2021 offering, together with cash on hand, to redeem the remaining $46.4 million aggregate principal amount of the 10.5% Senior Notes in November 2013 for approximately $48.8 million.
In 2008, we issued $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038.
The 3.375% Convertible Senior Notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at an initial conversion rate of 19.9695 shares of Common Stock per $1,000 in original principal amount of notes, which is equal to an initial conversion price of approximately $50.08 per share. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At September 30, 2013, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 0.1 million. We may redeem the 3.375% Convertible Senior Notes at our option and holders of the notes will have the right to require us to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
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
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes, 10.5% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) permits the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 10.5% Senior Notes.
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
Effective May 1, 2013, we completed the annual renewal of all of our key insurance policies. Our primary marine package provides for hull and machinery coverage for substantially all of our rigs and liftboats up to a scheduled value of each asset. The total maximum amount of coverage for these assets is $1.7 billion. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities, with primary coverage (or self-insured retention for maritime employer’s liability coverage) of $5.0 million per occurrence with excess liability coverage up to $200.0 million. The marine package policy also includes coverage for personal injury and death of third parties with primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per-occurrence deductible. The marine package also provides coverage for cargo and charterer’s legal liability. The marine package includes limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms, including an annual aggregate limit of liability of $75.0 million for property damage and removal of wreck liability coverage. We also procured an additional $75.0 million excess policy for removal of wreck and certain third-party liabilities incurred in U.S. Gulf of Mexico named windstorms. Deductibles for events that are not caused by a U.S. Gulf of Mexico named windstorm are 12.5% of the insured drilling rig values per occurrence, subject to a minimum of $1.0 million, and $1.0 million per occurrence for liftboats. The deductible for drilling rigs in a U.S. Gulf of Mexico named windstorm event is $25.0 million. Vessel pollution is covered under a Water Quality Insurance Syndicate policy (“WQIS

Policy”) providing limits as required by applicable law, including the Oil Pollution Act of 1990. The WQIS Policy covers pollution emanating from our vessels and drilling rigs, with primary limits of $5.0 million (inclusive of a $3.0 million per-occurrence deductible) and excess liability coverage up to $200.0 million.
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
We have a separate primary marine package for Hercules Triumph that provides hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  The marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. We also have operational protection and indemnity coverage up to $500.0 million, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, we have coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million and pollution-by-blowout coverage up to $10.0 million, all subject to certain contractual assumptions and limitations.  We do not have coverage inclusive of U.S. Gulf of Mexico named windstorms. Upon delivery of the Hercules Resilience, we obtained insurance policies for the Hercules Resilience substantially similar to those procured for the Hercules Triumph.
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
In 2013, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24% and a maturity date of March 2014, of which $18.5 million was outstanding as insurance notes payable as of September 30, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which we fully paid by the maturity date of March 2013. Additionally $0.7 million was outstanding on the $1.3 million note, related to the 2013 insurance renewal for Hercules Triumph, with an interest rate of 3.24% and a maturity date of March 2014.
Hercules 265 Incident
On July 23, 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well apparently bridged over, and the flow of natural gas ceased and the well was thereafter secured by our customer. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. Based on our limited survey, the rig sustained substantial damage in the incident. Our insurance underwriters have not been able to determine whether the rig will be a constructive total loss. The cause of the incident is unknown but is under investigation.  The rig has an insured value of $50.0 million.  We also have removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a total loss.  In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. The rig has a net book value of approximately $19.0 million at September 30, 2013.
Capital Expenditures
We expect capital expenditures and drydocking during the fourth quarter 2013 to range from $220 million to $240 million, which includes an approximate $167 million final shipyard payment for the Hercules Resilience. Fourth quarter 2013 capital expenditures will also include a portion of the cost to reactivate the Hercules 203. The reactivation is expected to take through mid-2014 to complete, at an estimated cost of approximately $20 million. The reactivation cost could increase if we elect to make selective upgrades and enhancements to the rig. Planned capital expenditures also include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2013. Should we elect to reactivate additional cold stacked rigs or upgrade and refurbish select rigs or liftboats, our capital expenditures will increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, surety bonds, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first nine months of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•Settled $9.1 million of insurance notes payable outstanding at December 31, 2012;
•Financed $30.7 million related to the renewal of our insurance policies;
•Consolidated $1.2 million for Discovery's insurance policy renewal financing as a result of the business combination;
•Retired $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes;
•Issued $400.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2021 and amended our credit agreement (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations" );
•Paid $166.9 million for the final shipyard installment on Hercules Triumph.
On October 1, 2013, we issued $300.0 million aggregate principal amount of 7.5% Senior Notes due October 2021 and used a portion of the proceeds to redeem $253.6 million of the $300.0 million aggregate principal amount of 10.5% Senior Notes due 2017 for $268.5 million. We expect to use the remaining net proceeds from the 7.5% Senior Notes due 2021 offering, together with cash on hand, to redeem the remaining $46.4 million aggregated principal amount of the 10.5% Senior Notes due 2017 in November 2013 for approximately $48.8 million (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations").
On October 17, 2013, the final shipyard installment of $166.9 million was paid on Hercules Resilience.
For additional information about our contractual obligations as of December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2013.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this quarterly report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including our two ultra-high specification rigs, and future utilization rates and dayrates for the units;

•	our ability to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required rig construction payments, capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under coastwise and other laws of the United States and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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

•
operating hazards such as hurricanes, severe weather and seas, fires, cratering, blowouts and other well control incidents, war, terrorism and cancellation or unavailability of insurance coverage or insufficient insurance coverage;

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

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 1-31, 2013	24,331	$7.05	N/A	N/A
August 1-31, 2013	—	—	N/A	N/A
September 1-30, 2013	—	—	N/A	N/A
Total	24,331	7.05	N/A	N/A
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
Third Supplemental Indenture dated as of October 1, 2013 to Indenture dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 7, 2013 (the "October 2013 8-K”)).

4.2	—
Indenture dated as of October 1, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to the October 2013 8-K).

4.3	—	Form of 7.50% Senior Note Due 2021 (included as Exhibit A to Exhibit 4.2 of the October 2013 8-K).
10.1	—
Purchase Agreement, dated September 17, 2013, by and among Hercules Offshore, Inc., the guarantors party thereto, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., UBS Securities LLC and Capital One Securities, Inc., as representatives of the initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 23, 2013).

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

Date: October 24, 2013