Form 10-K
period 2013-12-31
HERCULES OFFSHORE, INC.
filed 2014-02-27
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013, based on the closing price on the NASDAQ Global Select Market on such date, was approximately $1.1 billion. As of such date, the registrant’s directors and executive officers were considered affiliates of the registrant for this purpose.
As of February 24, 2014, there were 159,868,427 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated by reference into Part III of this report.

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
Overview
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 19, 2014, we owned a fleet of 38 jackup rigs, including Hercules Triumph (formerly Discovery Triumph) and Hercules Resilience (formerly Discovery Resilience), 19 liftboat vessels and operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
In March 2013, we acquired the offshore drilling rig Hercules 267 and signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for the use of this rig. The rig commenced work in November 2013.
In March 2013, we acquired the liftboat Bull Ray which commenced work in West Africa in March 2013.
In May 2013,we entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets, and in July 2013 we closed on the sale of these Inland assets. Additionally, in August 2013, we sold the Hercules 27 inland barge. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment.
On June 24, 2013 ("Acquisition Date"), we acquired an additional 52% interest in Discovery Offshore S.A. (“Discovery”) by purchasing additional common stock to bring our total interest held to 84%. We began consolidating Discovery's results of operations as of the Acquisition Date. As of December 31, 2013, we held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date. As a result of this transaction, Hercules Triumph and Hercules Resilience are included in our International Offshore segment.
In June 2013, we entered into an agreement to sell our U.S. Gulf of Mexico Liftboats and related assets and in July 2013, we closed on the sale of these assets.
On July 23, 2013, our jackup drilling rig, Hercules 265, experienced a well control incident and sustained substantial damage. Our insurance underwriters determined that the rig was a constructive total loss and we received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013, and we recorded a net insurance gain of $31.6 million after writing off the rig's net book value of $18.4 million.
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd (“Perisai”) whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102, each with a maximum water depth of 400 feet. The rigs are being constructed by PPL in Singapore and are expected to be delivered in the third quarter of 2014 and the second quarter of 2015, respectively.
In December 2013, we sold Hercules 170 for gross proceeds of $8.3 million and recorded a loss on the sale of $11.5 million for the year ended December 31, 2013.
As of February 19, 2014, our business segments include the following:
Domestic Offshore — includes 28 jackup rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either under contract or available for contracts and ten are cold stacked.
International Offshore — includes ten jackup rigs outside of the U.S. Gulf of Mexico. We have three jackup rigs contracted offshore in Saudi Arabia, two jackup rigs contracted offshore in India, one jackup rig contracted offshore in the Democratic Republic of Congo, one jackup rig contracted offshore in Angola and one jackup rig contracted offshore in Vietnam. In addition, we have one jackup rig cold stacked in Bahrain as well as one jackup rig cold stacked in Malaysia.
International Liftboats — includes 24 liftboats. Twenty are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold stacked offshore West Africa and three are operating or available for contracts in the Middle East region.
Recast of Financial Information for Discontinued Operations

Due to the current period classification of the Domestic Liftboats and Inland segments as discontinued operations, we have recast the Company's historical information to reflect the results of operations of these two segments as discontinued operations for all periods presented. In addition, the historical results of Domestic Offshore have been recast to include the operating results of the remaining retained Inland assets. In 2008 (2 vessels), 2009 (4 vessels) and 2012 (1 vessel), we transferred certain assets from our Domestic Liftboats segment to our International Liftboats segment. The historical results generated by these assets that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment. As a result of these transfers, the historical results of International Liftboats have also been recast to include the operating results of these assets that have not been discontinued.
Our Fleet
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
Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, similar to those encountered in certain of the shallow-water areas of the U.S. Gulf of Mexico or “U.S. GOM”. Mat-supported rigs generally are able to position themselves more quickly on the worksite and more easily move on and off location than independent leg rigs. Twenty-seven of our jackup rigs are mat-supported and eleven are independent leg rigs.
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
As of February 19, 2014, twenty-six of our jackup rigs were under contract ranging in duration from well-to-well to five years. In the following table, “ILS” means an independent leg slot-type jackup rig, “MC” means a mat-supported cantilevered jackup rig, “ILC” means an independent leg cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

The following table contains information regarding our jackup rig fleet as of February 19, 2014.

Rig Name	Type	Year Built/ Upgraded(a)	Maximum/ Minimum Water Depth Rating	Rated Drilling Depth(b)	Location	Status(c)
			(Feet)	(Feet)
Hercules 85	ILS	1982	85/9	20,000	U.S. GOM	Cold Stacked
Hercules 120	MC	1958	120/22	18,000	U.S. GOM	Contracted
Hercules 150	ILC	1979	150/10	20,000	U.S. GOM	Contracted
Hercules 153	MC	1980/2007	150/22	25,000	U.S. GOM	Cold Stacked
Hercules 156	ILC	1983	150/14	20,000	Bahrain	Cold Stacked
Hercules 173	MC	1971	173/22	15,000	U.S. GOM	Contracted
Hercules 200	MC	1979	200/23	20,000	U.S. GOM	Contracted
Hercules 201	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 202	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 203	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 204	MC	1981	200/23	20,000	U.S. GOM	Contracted
Hercules 205	MC	1979/2003	200/23	20,000	U.S. GOM	Shipyard
Hercules 206	MC	1980/2003	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 207	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 208(d)	MC	1980/2008	200/22	20,000	En route to India	Contracted
Hercules 209	MC	1981/2013	200/23	20,000	U.S. GOM	Contracted
Hercules 211	MC	1980	200/23	18,000(e)	U.S. GOM	Cold Stacked
Hercules 212	MC	1982	200/23	20,000	U.S. GOM	Contracted
Hercules 213	MC	1981/2002	200/23	20,000	U.S. GOM	Contracted
Hercules 214	MC	1982	200/23	20,000	U.S. GOM	Contracted
Hercules 250	MS	1974	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 251	MS	1978	250/24	20,000	U.S. GOM	Contracted
Hercules 253	MS	1982	250/24	20,000	U.S. GOM	Contracted
Hercules 258	MS	1979/2008	250/24	20,000	Malaysia	Cold Stacked
Hercules 260	ILC	1979/2008	250/12	20,000	Democratic Republic of Congo	Contracted
Hercules 261	ILC	1979/2008	250/15	20,000	Saudi Arabia	Contracted
Hercules 262	ILC	1982/2008	250/15	20,000	Saudi Arabia	Contracted
Hercules 263	MC	1982/2002	250/23	20,000	U.S. GOM	Contracted
Hercules 264	MC	1976/1999	250/23	25,000	U.S. GOM	Shipyard
Hercules 266	ILC	1978/2013	250/15	20,000	Saudi Arabia	Contracted
Hercules 267	ILC	1980/2006	250/15	20,000	Angola	Contracted
Hercules 300	MC	1974/1999	300/25	25,000	U.S. GOM	Contracted
Hercules 350	ILC	1982	350/16	25,000	U.S. GOM	Contracted
Hercules 2002	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 2003	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 2500	MS	1981/1996	250/24	20,000	U.S. GOM	Cold Stacked
Hercules Resilience	ILC	2013	400/25	35,000	En route to Vietnam	Contracted
Hercules Triumph	ILC	2013	400/25	35,000	India	Contracted
 _____________________________

(a)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

(b)	Rated drilling depth means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

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

As of February 19, 2014, we owned sixteen liftboats operating in West Africa and three liftboats operating in the Middle East. In addition, we operated five liftboats owned by a third party in West Africa. The following table contains information regarding the liftboats we operate as of February 19, 2014.

Liftboat Name(1)	Year Built/ Upgraded(2)	Leg Length	Deck Area	Maximum Deck Load	Location	Gross Tonnage
		(Feet)	(Square feet)	(Pounds)
Bull Ray(3)	2008	280	11,000	1,000,000	Nigeria	2,559
Whale Shark(3)	2005/2009	260	8,170	1,010,000	U.A.E.	1,142
Tiger Shark(4)	2001	230	5,300	1,000,000	Nigeria	469
Kingfish(3)	1996/2012	229	5,000	500,000	U.A.E	1,312
Blue Shark(3)	1981	215	3,800	400,000	Nigeria	1,182
Amberjack(3)	1981	205	3,800	500,000	U.A.E.	417
Creole Fish(4)	2001	200	5,000	798,000	Nigeria	192
Cutlassfish(4)	2006	200	5,000	798,000	Nigeria	183
Black Jack(3)	1997/2008	200	4,000	480,000	Nigeria	777
Oilfish(3)	1996	170	3,200	590,000	Nigeria	495
F.J. Leleux(5)	1981	150	2,600	200,000	Nigeria	407
Black Marlin(3)	1984	150	2,600	200,000	Nigeria	407
Pilotfish(3)	1990	145	2,400	175,000	Nigeria	292
Rudderfish(3)	1991	145	3,000	100,000	Nigeria	309
Scamp(3)	1984	130	2,400	150,000	Nigeria	195
Charlie Cobb(5)	1980	120	2,000	100,000	Nigeria	229
Durwood Speed(5)	1979	120	2,000	100,000	Nigeria	210
James Choat(5)	1980	120	2,000	100,000	Nigeria	210
Solefish(3)	1978	120	2,000	100,000	Nigeria	229
Tigerfish(3)	1980	120	2,000	100,000	Nigeria	210
Zoal Albrecht(5)	1982	120	2,000	100,000	Nigeria	213
Bonefish(3)	1978	105	1,344	90,000	Nigeria	97
Gemfish(3)	1978	105	2,000	100,000	Nigeria	223
Tapertail(3)	1979	105	1,392	110,000	Nigeria	100
  _____________________________

(1)	The Bonefish is currently cold stacked. All other liftboats are either available or operating.

(2)	Dates shown are the original date the vessel was built and the date of the most recent upgrade and/or major refurbishment, if any.

(3)	Pursuant to the registry documents issued by the Republic of Panama.

(4)	Pursuant to U.S. Coast Guard documentation. International regulatory bodies or non-U.S. Flag states may calculate gross tonnage differently than the U.S. Coast Guard.

(5)	We operate these vessels; however, they are owned by a third party.

Competition
The shallow-water businesses in which we operate are highly competitive. Domestic drilling contracts are traditionally short term in nature, although we have recently been awarded longer term domestic drilling contracts. International drilling and liftboat contracts are longer term in nature. The contracts are typically awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although technical capability of service and equipment, unit availability, unit location, safety record and crew quality may also be considered. Certain of our competitors in the shallow-water business may have greater financial and other resources than we have. As a result, these competitors may have a better ability to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs, acquire existing rigs, and make technological improvements to existing equipment or replace equipment that becomes obsolete. Competition for offshore rigs is usually on a global basis, as drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our mat-supported jackup rigs to certain regions in response to changes in market conditions is limited. Additionally, a number of our competitors have independent leg jackup rigs with generally higher specifications and capabilities than the independent leg rigs that we currently operate in the Gulf of Mexico. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs.
Customers
Our customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of our total revenue from continuing operations in any of the past three years are as follows:

	Year Ended December 31,
	2013	2012	2011
Chevron Corporation (a)	15%	16%	24%
Saudi Aramco (b)	12	7	15
Oil and Natural Gas Corporation Limited (b)	—	—	11
   _____________________________

(a)	Revenue included in our Domestic Offshore, International Offshore and International Liftboats segments.

(b)	Revenue included in our International Offshore segment.
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
A dayrate drilling contract generally extends over a period of time covering the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the customer under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment or due to events beyond the control of either party. In addition, customers in some instances have the right to terminate our contracts with little or no prior notice, and without penalty or early termination payments. The contract term in some instances may be extended by the customers exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. To date, most of our contracts in the U.S. Gulf of Mexico have been on a short-term basis of less than six months. Our contracts in international locations have historically been longer-term, with contract terms of up to five years. For contracts over six months in term we may have the right to pass through certain cost escalations. Our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime or operational problems above a contractual limit, if the rig is a total loss, or in other specified circumstances. A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if some of our contracts with our customers are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension.
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
Contract Backlog
We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. The following table reflects the amount of our contract backlog by year as of February 19, 2014:

	For the Years Ending December 31,
	Total	2014	2015	2016	Thereafter
	(in thousands)
Domestic Offshore	$287,985	$277,205	$10,780	$—	$—
International Offshore	748,595	188,835	171,814	128,304	259,642
International Liftboats	13,153	13,153	—	—	—
Total	$1,049,733	$479,193	$182,594	$128,304	$259,642
Employees
As of December 31, 2013, we had approximately 2,200 employees. We require skilled personnel to operate and provide technical services and support for our rigs, barges and liftboats. As a result, we conduct extensive personnel training and safety programs.
Certain of our employees in West Africa are working under collective bargaining agreements. Additionally, efforts have been made from time to time to unionize portions of the offshore workforce in the U.S. Gulf of Mexico. We believe that our employee relations are good.
Insurance and Indemnity
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

Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". We carry a contractor’s extra expense policy with $25.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions. In addition to the marine package, we have separate policies providing coverage for onshore foreign and domestic general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary deductibles and coverage. Our policy, which we renew annually, expires in April 2014.
Our drilling contracts provide for varying levels of indemnification from our customers and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused, and even if we are grossly negligent. However, since the Macondo blowout and resulting litigation, some of our customers have been reluctant to extend their indemnity obligations in instances where we are grossly negligent. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blowouts or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be contractually limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. In addition, we may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.
We have separate primary marine packages for Hercules Triumph and Hercules Resilience that each provide hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages. Each marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. We also have operational protection and indemnity coverage up to $500.0 million per rig, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, we have coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million per rig and pollution-by blowout coverage up to $10.0 million per rig, all subject to certain contractual assumptions and limitations. We do not have coverage inclusive of U.S. Gulf of Mexico named windstorms.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
On July 23, 2013, our jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well apparently bridged over, and the flow of natural gas ceased and the well was thereafter secured by our customer. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. We received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million after writing off the rig's net book value of $18.4 million. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a constructive total loss. In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Insurance Claims Settlement
In September 2011, we were conducting a required annual spud can inspection on Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced additional damage to its legs. We conducted a survey of the rig's legs above and below the water line and discovered extensive damage to various portions of the rig's legs. In June 2012, we determined that it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge to write the rig down to salvage value. We and our insurance underwriters reached a global settlement in September 2012, agreeing that Hercules 185 should be considered a constructive total loss. From this settlement, we received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statements of Operations for the year ended December 31, 2012. In the fourth quarter 2013, we sold the Hercules 185 for $0.6 million. Pursuant to our settlement with the underwriters, the full proceeds from this sale were transferred to underwriters after closing.
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
In addition to this Coast Guard Policy Letter, in November 2011, the BSEE announced a change in its enforcement policies in the aftermath of the Macondo well blowout in April 2010, pursuant to which the agency has extended its regulatory enforcement reach to include contractors as well as offshore lease operators. Consequently, the BSEE may elect to hold contractors, including drilling contractors, liable for alleged violations of law arising in the BSEE’s jurisdictional area. In August 2012, the BSEE issued an Interim Policy Letter that established the parameters by which BSEE will issue incidents of noncompliance to drilling contractors for serious violations of BSEE regulations. Implementation of this change in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, as well as increased costs arising from contractual arrangements in master services agreements that failed to take into account such change in enforcement policy with respect to our operations in the U.S. Gulf of Mexico, which may have an adverse effect on our business and results of operations.
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
The U.S. Federal Water Pollution Control Act of 1972, as amended, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified discharge activities occur. Offshore facilities must also prepare plans addressing spill prevention, control and countermeasures. In addition, while operators of vessels visiting U.S. ports historically have been excluded from obtaining permits for the discharge of ballast water and other substances incidental to the normal operation of the vessels because of an exemption under the Clean Water Act, that exemption was vacated, effective February 6, 2009. In place of the former Clean Water Act exemption, the EPA adopted a Vessel General Permit, effective December 19, 2008, that required subject vessel operators, including us, to obtain a Vessel General Permit for all of our covered vessels by February 6, 2009. We have obtained the necessary Vessel General Permit for all of our vessels to which this permitting program applies. The EPA reissues the Vessel General Permit every five years, and the EPA released a new permit on March 28, 2013 that had an effective date of December 19, 2013. In addition to the EPA’s issuance of the Vessel General Permit, some states are, and other states are considering, regulating ballast water discharges. Violations of monitoring, reporting and permitting requirements associated with applicable ballast water discharge permitting programs or other regulatory initiatives may result in the imposition of civil and criminal penalties. Moreover, we have incurred added costs to comply with legal requirements under the Vessel General Permit and may continue to incur further costs as other legal requirements under federal and state ballast water discharge permit programs are adopted and implemented, but we do not believe that such compliance efforts will have a material adverse effect on our results of operations or financial position.
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
 Segment and Geographic Information
Information with respect to revenue, operating income and total assets attributable to our segments and revenue and long-lived assets by geographic areas of operations is presented in Note 16 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. Additional information about our segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report.

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

•
the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia and other significant oil and natural gas producing regions; and

•	acts of terrorism or piracy that affect oil and natural gas producing regions, especially in Nigeria, where armed conflict, civil unrest and acts of terrorism are increasingly common occurrences.
While economic conditions continue to improve, reduced demand for drilling and liftboat services could materially erode dayrates and utilization rates for our units, which could adversely affect our financial condition and results of operations. Continued hostilities in the Middle East, North Africa, West Africa and Asia and the occurrence or threat of terrorist attacks against the United States or other countries could negatively impact the economies of the United States and other countries where we operate. Another decline in the economy could result in a decrease in energy consumption, which in turn would cause our revenue and margins to decline and limit our future growth prospects.
The offshore service industry is highly cyclical and experiences periods of low demand and low dayrates. The volatility of the industry has in the past resulted and could again result in sharp declines in our profitability.
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
As of December 31, 2013, we had total outstanding debt of approximately $1.2 billion. This debt represented approximately 60% of our total book capitalization. As of December 31, 2013, we had $138.6 million of available capacity under our revolving credit facility, after the commitment of $11.4 million for letters of credit issued under it. We may borrow under our revolving credit facility to fund working capital or other needs in the near term up to the remaining availability, subject to our compliance with financial covenants. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences for our business and future prospects, including the following:

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
Our ability to make payments on and to refinance our indebtedness, including the 7.125% Senior Secured Notes due 2017, the 10.25% Senior Notes due 2019, the 8.75% Senior Notes due 2021, the 3.375% Convertible Senior Notes due 2038 and the 7.5% Senior Notes due 2021, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and other commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we may not be able to complete asset sales in a timely manner sufficient to make such repayments.
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
If we are unable to comply with the financial covenant in our revolving credit facility, there could be a default, which could result in an acceleration of repayment of funds that we have borrowed.
Our revolving credit facility includes a financial covenant that will be tested if there are any revolving borrowings under the credit facility or letters of credit issued under the credit facility exceeding $10.0 million. If we trigger the conditions requiring testing, our ability to comply with this financial covenant can be affected by events beyond our control. Reduced activity levels in the oil and natural gas industry could adversely impact our ability to comply with such covenant in the future. Our failure to comply with such covenant would result in an event of default under the revolving credit facility. An event of default could prevent us from borrowing under our revolving credit facility, which could in turn have a material adverse effect on our available liquidity. In addition, an event of default could result in our having to immediately repay all amounts outstanding under the revolving credit facility, the 7.125% Senior Secured Notes due 2017, the 10.25% Senior Notes due 2019, the 8.75% Senior Notes due 2021, the 3.375% Convertible Senior Notes due 2038 and the 7.5% Senior Notes due 2021 and in foreclosure of liens on our assets. As of December 31, 2013, we were in compliance with all covenants under our debt facilities.
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
Several of our competitors also are incorporated in jurisdictions outside the United States, which provides them with significant tax advantages that are not available to us as a U.S. company and, as a result, may materially impair our ability to compete with them for many projects that would be beneficial to us.
We may require additional capital in the future, which may not be available to us or may be at a cost which reduces our cash flow and profitability.
Our business is capital intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt (which would increase our interest costs) or equity financings to execute our business strategy or to fund capital expenditures. Adequate sources of capital funding may not be available when needed or may not be available on acceptable terms. In addition, under the terms of our revolving credit facility, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. If we raise additional funds by issuing additional equity securities, existing stockholders may experience dilution. If funding is insufficient at any time in the future, we may be unable to fund maintenance of our assets, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.
Asset sales have been an important component of our business strategy. We may be unable to identify appropriate buyers with access to financing or to complete any sales on acceptable terms.
We are currently considering sales or other dispositions of certain of our assets, and any such disposition could be significant and could significantly affect the results of operations of one or more of our business segments. Asset sales may occur on less favorable terms than terms that might be available at other times in the business cycle. At any given time, discussions with one or more potential buyers may be at different stages. Any such discussions and agreements to sell assets may or may not result in the consummation of an asset sale. We may not be able to identify buyers with access to financing or complete sales on acceptable terms.
Our customer contracts are generally short term, and we will experience reduced profitability if our customers reduce activity levels, terminate or seek to renegotiate contracts, or if we experience downtime, operational difficulties, or safety-related issues.
Currently, all of our drilling contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. Likewise, under our current liftboat contracts, we charge a fixed fee per day regardless of the success of the operations that are being conducted by our customer utilizing our liftboat. During depressed market conditions, a customer may no longer need a rig or liftboat that is currently under contract or may be able to obtain a comparable rig or liftboat at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations, including their payment obligations, under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the rig or liftboat is a total loss, if the rig or liftboat is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.
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
Reactivation of non-marketed rigs, mobilization of rigs back to the U.S. Gulf of Mexico or new construction of rigs could result in excess supply in the region, and our dayrates and utilization could be reduced.
Construction of rigs, including high specification rigs such as Hercules Triumph and Hercules Resilience, could result in excess supply in international regions, which could reduce our ability to secure new contracts for our rigs and could reduce our ability to renew, extend or obtain new contracts for working rigs at the end of such contract term. The excess supply would also impact the dayrates on future contracts.
If market conditions improve, inactive rigs and liftboats that are not currently being marketed could be reactivated to meet an increase in demand. Improved market conditions in the U.S. Gulf of Mexico, particularly relative to other regions, could also lead to the movement of jackup rigs and other mobile offshore drilling units into the U.S. Gulf of Mexico. Improved market conditions in any region worldwide could lead to increased construction of rigs and liftboats and upgraded programs by our competitors. Some of our competitors have already announced plans to build additional jackup rigs with higher specifications than our rigs. According to ODS-Petrodata, as of February 19, 2014, 138 newbuild jackup rigs are scheduled for delivery through 2017. Many of the rigs currently under construction have not been contracted for future work, which may intensify price competition as scheduled delivery dates occur. A significant increase in the supply of jackup rigs, other mobile offshore drilling units or liftboats could adversely affect both our utilization and dayrates.
Our business involves numerous operating hazards and exposure to extreme weather and climate risks, and our insurance may not be adequate to cover our losses.
Our operations are subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution, such as the well control incident experienced in July 2013 by our jackup drilling rig Hercules 265 in the U.S. Gulf of Mexico. The occurrence of these events could result in the suspension of drilling or production operations, claims by the operator, severe damage to or destruction of the property and equipment involved, injury or death to rig or liftboat personnel, and environmental damage. We may also be subject to personal injury and other claims of rig or liftboat personnel as a result of our drilling and liftboat operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.
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
As of February 19, 2014, our total contract drilling backlog for our Domestic Offshore, International Offshore and International Liftboats segments was approximately $1.0 billion. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. We may not be able to perform under our drilling contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), and our customers may seek to cancel or renegotiate our contracts for various reasons. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. In addition, we can provide no assurance that our customers will pay any or all of the revenues that we earn from them for providing our drilling and liftboat services. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.
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
As a result of a number of catastrophic weather related and other events, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry has suffered extensive damage from several hurricanes since 2005. As a result, our insurance costs have increased significantly, our deductibles have increased and our coverage for named windstorm damage was restricted. Any additional severe storm activity in the energy producing areas of the U.S. Gulf of Mexico in the future could cause insurance underwriters to no longer insure U.S. Gulf of Mexico assets against weather-related damage. Further, due to the escalating costs for weather-related damage in the U.S. Gulf of Mexico, in the future we may elect to forgo purchasing such coverage. A number of our customers that produce oil and natural gas have previously maintained business interruption insurance for their production. This insurance is less available and may cease to be available in the future, which could adversely impact our customers’ business prospects in the U.S. Gulf of Mexico and reduce demand for our services.
Our customers may be unable or unwilling to indemnify us.
Consistent with standard industry practice, our clients generally assume, and indemnify us against, well control and subsurface risks under dayrate contracts, regardless of how the loss or damages may be caused. Typically, our customer agrees to indemnify us for these risks, even if we are grossly negligent. However, since the Macondo well blowout and resulting litigation, some of our customers have been reluctant to extend their indemnity obligations in instances where we are grossly negligent. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. There can be no assurance, however, that these clients will necessarily be financially able to indemnify us against all these risks. Also, we may be effectively prevented from enforcing these indemnities because of the nature of our relationship with some of our larger clients. Additionally, from time to time we may not be able to obtain agreement from our customers to indemnify us for such damages and risks.
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
An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East and the Asia-Pacific region. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in Saudi Arabia, West Africa, India and Southeast Asia. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings and piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	delays and potential prolonged disruption of operations associated with obtaining visas for our employees and other local procedural requirements and administrative matters, particularly in Angola;

•	repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages or strikes, particularly in the Nigerian labor environments;

•	unexpected changes in regulatory requirements;

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content and cabotage laws, particularly in West Africa and Southeast Asia, where the legislatures are active in developing new legislation;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.

Many governments favor or effectively require that liftboat or drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In certain countries, government rules and regulations also require that local citizens or entities be engaged as local representatives to support the operations of foreign contractors or to own a portion of the equity or assets of companies operating within their jurisdiction. These practices and legal requirements regarding the use of and potential company equity and asset ownership by local representatives might limit our business and operations, and occasions may arise when we have disagreements with our local representative, or the continuation of such relationship may become infeasible. Any such developments might disrupt our operations and continuity of our business in such jurisdictions. If we are unable to resolve issues with a local representative, we may decide to terminate the relationship with such local representative and seek another local representative or seek opportunities for our vessels elsewhere. Where local representative relationships require approval from the local government or other third parties we may be constrained in our ability to replace an existing local representative which may disrupt our operations and continuity of our business in such jurisdictions and require us to seek opportunities for our vessels elsewhere. In addition, if we experience delays or are unable to perform our obligations under our contracts, our customers may seek to cancel the contracts, which could adversely affect our financial condition, results of operations or cash flows.
Our non-U.S. contract drilling and liftboat operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling rigs and liftboats, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, employees and suppliers by foreign contractors, the ownership of assets by local citizens and companies, and duties on the importation and exportation of units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in developing countries can be subject to legal systems which are not as predictable as those in more developed countries, which can lead to greater risk and uncertainty in legal matters and proceedings. Our ability to compete in international markets may be adversely affected by these foreign governmental regulations and/or policies that favor the awarding of contracts to contractors in which nationals of those foreign countries have substantial ownership interests or by regulations requiring foreign contractors to employ, transfer ownership of equipment to, or purchase supplies from citizens of a particular jurisdiction.
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
In recent years there has been a significant consolidation in our customer base. Therefore, we derive a significant amount of our revenue from a few energy companies. Chevron Corporation and Saudi Aramco accounted for 15% and 12% of our revenue for the year ended December 31, 2013, respectively. Our financial condition and results of operations will be materially adversely affected if these customers interrupt or curtail their activities, terminate their contracts with us, fail to renew their existing contracts or refuse to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates. There are a relatively small number of potential customers for our high-specification rigs. The loss of either of these or any other significant customer could adversely affect our financial condition and results of operations.
More of our existing jackup rigs are at a relative disadvantage to higher specification rigs, which may be more likely to obtain contracts than lower specification jackup rigs such as ours.
Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet other than our two ultra-high specification rigs. In our existing fleet, 27 of our 38 jackup rigs are mat-supported, which are generally limited to geographic areas with soft bottom conditions like much of the Gulf of Mexico. In addition, all of the new rigs under construction are of higher specification than our existing fleet, other than our two ultra-high specification rigs. Most of these rigs under construction are currently without contracts, which may intensify price competition as scheduled delivery dates occur. Particularly in periods in which there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification jackup rigs such as ours. In the past, lower specification rigs have been stacked earlier in the cycle of decreased rig demand than higher specification rigs and have been reactivated later in the cycle, which may adversely impact our business. In addition, higher specification rigs may be more adaptable to different operating conditions and therefore have greater flexibility to move to areas of demand in response to changes in market conditions. Because a majority of our rigs were designed specifically for drilling in the shallow-water of the U.S. Gulf of Mexico, our ability to move them to other regions in response to changes in market conditions is limited.
Furthermore, there is an increasing amount of exploration and production expenditures being concentrated in deepwater drilling programs and deeper formations, including deep natural gas prospects, requiring higher specification jackup rigs, semisubmersible drilling rigs or drillships. This trend is expected to continue and could result in a decline in demand for lower specification jackup rigs like ours, which could have an adverse impact on our financial condition and results of operations.
Acquisitions and integrating such acquisitions create certain risk and may affect our operating results.
We have completed acquisitions and will consider pursuing acquisitions (including the acquisition of individual rigs and liftboats and our acquisitions of Seahawk in 2011 and Discovery Offshore S.A. in 2013) in order to continue to grow and increase profitability. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms.
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
We may consider future acquisitions which could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. In addition, we may not be able to obtain, on terms we find acceptable, sufficient financing or funding that may be required to fund any such acquisition or investment and related capital expenditures.
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
Governmental laws and regulations, including those arising out of the Macondo well incident and those related to climate change and emissions of greenhouse gases, may add to our costs or limit drilling activity.
Our operations are affected in varying degrees by governmental laws and regulations. We are also subject to the jurisdiction of the Coast Guard, the National Transportation Safety Board, the Customs and Boarder Protection, the Department of Interior, the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement ("BSEE"), as well as private industry organizations such as the American Bureau of Shipping. New laws, regulations and requirements imposed after the Macondo well incident may delay our operations and cause us to incur additional expenses in order for our rigs and operations in the U.S. Gulf of Mexico to be compliant with these new laws, regulations and requirements. These new laws, regulations and requirements and other potential changes in laws and regulations applicable to the offshore drilling industry in the U.S. Gulf of Mexico may also prevent our customers from obtaining new drilling permits and approvals in a timely manner, if at all, which could materially adversely impact our business, financial position or results of operations. In addition, we may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations. Moreover, the cost of compliance could be higher than anticipated. For example, the BSEE has extended its regulatory enforcement reach to include contractors, which exposes contractors to potential fines, sanctions and penalties for violations of law arising in the BSEE's jurisdictional area. Similarly, our international operations are subject to compliance with the FCPA, certain international conventions and the laws, regulations and standards of other foreign countries in which we operate. It is also possible that existing and proposed governmental conventions, laws, regulations and standards, including those related to climate change and emissions of greenhouse gases, may in the future add significantly to our operating costs or limit our activities or the activities and levels of capital spending by our customers.
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
Our operations are subject to federal, state, local and foreign and/or international laws and regulations that require us to obtain and maintain specified permits or other governmental approvals, control the discharge of materials into the environment, require the removal and cleanup of materials that may harm the environment or otherwise relate to the protection of the environment. Governmental entities such as the U.S. Environmental Protection Agency and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. For example, as an operator of mobile offshore drilling units in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from those operations. Additionally, the BSEE has extended its regulatory enforcement reach to include contractors which exposes contractors to potential fines, sanctions and penalties for violations of law arising in the BSEE's jurisdictional area. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions restricting some or all of our activities in the affected areas. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new requirements, both in U.S. waters and internationally, could have a material adverse effect on our financial condition and results of operations.
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
We do not expect our operating and maintenance costs with respect to our rigs to necessarily fluctuate in proportion to changes in operating revenue. Operating revenue may fluctuate as a function of changes in dayrate, but costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. Additionally, if our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, including mobilizations to harsh environments where high specification rigs such as the Hercules Triumph and Hercules Resilience generally operate, the labor and other operating and maintenance costs can increase significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.
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
Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, the ultimate repatriation of earnings from foreign subsidiaries to the United States, or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the examination of our tax returns by the Internal Revenue Service and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that any existing or future examinations by the Internal Revenue Service or other taxing authorities will not have an adverse effect on our operating results and financial condition.
Our liquidity depends upon cash on hand, cash from operations and availability under our revolving credit facility.
Our liquidity depends upon cash on hand, cash from operations and availability under our revolving credit facility. The availability under the $150.0 million revolving credit facility is to be used for working capital, capital expenditures and other general corporate purposes. Except under certain conditions, the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. No amounts were outstanding under the revolving credit facility as of December 31, 2013, although $11.4 million in letters of credit had been issued under it. The remaining availability under the revolving credit facility is $138.6 million at December 31, 2013.
We currently maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. Although we currently believe we will have adequate liquidity to fund our operations for the foreseeable future, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity offerings to fund operations, and under the terms of our existing indebtedness, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. Furthermore, we may need to raise additional funds through public or private debt or equity offerings or asset sales to refinance our indebtedness, to fund capital expenditures or for general corporate purposes.
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
The inability to transfer cash from our subsidiaries may mean that, even though we may have sufficient resources on a consolidated basis to meet our obligations, we may not be permitted to make the necessary transfers from subsidiaries to the parent company in order to provide funds for the payment of the parent company’s obligations.
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
We do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our existing indebtedness restricts our ability to pay dividends or other distributions on our equity securities. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not receive a gain on their investment when they sell our common stock and may lose the entire amount of their investment.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our property consists primarily of jackup rigs, liftboats and ancillary equipment, substantially all of which we own. The majority of our vessels and substantially all of our other personal property, are pledged to collateralize our credit facility and 7.125% Senior Secured Notes.
We maintain offices, maintenance facilities, yard facilities, warehouses, waterfront docks as well as residential premises in various countries, including the United States, Nigeria, Singapore, Saudi Arabia, United Arab Emirates, India, Malaysia, Democratic Republic of Congo and Bahrain. Almost all of these properties are leased. Our leased principal executive offices are located in Houston, Texas.
We incorporate by reference in response to this item the information set forth in Item 1 of this annual report.

Item 3.    Legal Proceedings

The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2013 , management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies - Loss Contingencies.
Shareholder Derivative Suits
Say-on-Pay Litigation
In June 2011, two separate shareholder derivative actions were filed purportedly on our behalf in response to our failure to receive a majority advisory “say-on-pay” vote in favor of our 2010 executive compensation. On June 8, 2011, the first action was filed in the District Court of Harris County, Texas, and on June 23, 2011, the second action was filed in the United States Court for the District of Delaware. Subsequently, on July 21, 2011, the plaintiff in the Harris County action filed a concurrent action in the United States District Court for the Southern District of Texas. Each action named us as a nominal defendant and certain of our officers and directors, as well as our Compensation Committee’s consultant, as defendants. Plaintiffs allege that our directors breached their fiduciary duty by approving excessive executive compensation for 2010, that the Compensation Committee consultant aided and abetted that breach of fiduciary duty, that the officer defendants were unjustly enriched by receiving the allegedly excessive compensation, and that the directors violated the federal securities laws by disseminating a materially false and misleading proxy. The plaintiffs seek damages in an unspecified amount on our behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney's fees. We and the other defendants have filed motions to dismiss these cases for failure to make demand upon our board and for failing to state a claim. On June 11, 2012, the plaintiff in the Harris County action voluntarily dismissed his action. On March 14, 2013, our and the other defendants' motions to dismiss the Delaware federal action were granted. The motions to dismiss the Texas federal action are pending.
We do not expect the ultimate outcome of the shareholder derivative lawsuit to have a material adverse effect on our consolidated results of operations, financial position or cash flows.
We and our subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. We do not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial statements.
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
Quarterly Common Stock Prices and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HERO.” As of February 24, 2014, there were 114 stockholders of record. On February 24, 2014, the closing price of our common stock as reported by NASDAQ was $4.73 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	Price
	High	Low
2013
Fourth Quarter	$7.54	$5.82
Third Quarter	7.96	6.61
Second Quarter	7.83	6.21
First Quarter	7.62	6.25
	Price
	High	Low
2012
Fourth Quarter	$6.30	$4.36
Third Quarter	5.03	3.22
Second Quarter	5.25	2.91
First Quarter	5.57	3.77
We have not paid any cash dividends on our common stock since becoming a publicly held corporation in October 2005, and we do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our Credit Agreement as well as indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes and 10.25% Senior Notes restrict our ability to pay dividends or other distributions on our equity securities.
Issuer Purchases of Equity Securities
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
October 1 - 31, 2013	1,191	$7.41	N/A	N/A
November 1 - 30, 2013	1,824	6.97	N/A	N/A
December 1 - 31, 2013	82	5.91	N/A	N/A
Total	3,097	7.11	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during 2013, 2012 or 2011, and currently do not have, a share repurchase program in place.

Item 6.	Selected Financial Data
We have derived the following condensed consolidated financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements included in Item 8 of this report. The condensed consolidated financial information as of December 31, 2011, and for the year ended December 31, 2010 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2103.The condensed consolidated financial information as of December 31, 2010 and 2009 and for the year ended December 31, 2009 was derived from our accounting records as adjusted for discontinued operations and related asset transfers.
We were formed in July 2004 and commenced operations in August 2004. From our formation to December 31, 2013, we completed our (i) acquisition of the remaining 68% interest in Discovery Offshore S.A. ("Discovery") (52% on June 24, 2013 ("Acquisition Date")), and the remaining interest to reach 100% in the third quarter of 2013), which includes Hercules Triumph and Hercules Resilience; ii) acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries ("Seahawk") ("Seahawk Transaction") on April 27, 2011; iii) acquisition of TODCO and iv) acquisition of several other significant assets. Our financial results reflect the consolidation of Discovery's results as of the Acquisition Date, the impact of the Seahawk Transaction and various asset acquisitions from their respective dates of closing, which impacts the comparability of our historical financial results presented in the tables below.
In 2013 we closed on the sale of the majority of the Inland barges as well as our U.S. Gulf of Mexico Liftboats and related assets. The results of operations of the Inland segment and Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for all periods presented as discontinued operations. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the operating results of these remaining assets. Additionally, in 2009 (4 vessels) and 2012 (1 vessel), we transferred certain assets from our Domestic Liftboats segment to our International Liftboats segment. The historical results generated by these assets that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment.
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

	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012(b)	Year Ended December 31, 2011	Year Ended December 31, 2010(c)	Year Ended December 31, 2009(d)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$858,300	$618,225	$574,571	$537,114	$636,782
Operating Income (loss) attributable to Hercules Offshore, Inc.	51,471	(59,727)	(6,412)	(140,681)	(45,462)
Loss from continuing operations attributable to Hercules Offshore, Inc.	(26,770)	(121,000)	(54,750)	(126,018)	(56,125)
Loss per share from continuing operations attributable to Hercules Offshore, Inc.:
Basic and Diluted	$(0.17)	$(0.79)	$(0.42)	$(1.10)	$(0.58)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$198,406	$259,193	$134,351	$136,666	$140,828
Working capital	227,291	217,184	174,598	182,276	144,813
Total assets	2,301,448	2,016,630	2,006,704	1,995,309	2,277,476
Long-term debt, net of current portion	1,210,676	798,013	818,146	853,166	856,755
Total equity	823,700	882,762	908,553	853,132	978,512
Cash dividends per share	—	—	—	—	—
 _____________________________

(a)
Includes $114.2 million ($114.2 million, net of taxes or $0.72 per diluted share) in asset impairment charges. 2013 includes an $11.5 million loss ($11.5 million, net of taxes or $0.07 per diluted share) on the sale of Hercules 170 and a $31.6 million gain ($31.6 million, net of taxes or $0.20 per diluted share) for the Hercules 265 insurance settlement. In addition, 2013 includes a $14.9 million gain ($14.9 million, net of taxes or $0.09 per diluted share) on equity investment, a $29.3 million charge ($29.3 million, net of taxes or $0.18 per diluted share) related to the redemption of the 10.5% Senior Notes and issuance of the 7.5% Senior Notes and a $37.7 million tax benefit ($0.24 per diluted share) recognized related to the change in characterization of the Seahawk Acquisition for tax purposes from a purchase of assets to a reorganization.

(b)
Includes $108.2 million ($82.7 million, net of taxes or $0.54 per diluted share) in asset impairment charges. In addition, 2012 includes an $18.4 million gain ($11.9 million, net of taxes or $0.08 per diluted share) on the sale of Platform Rig 3 as well as a $27.3 million gain ($17.7 million, net of taxes or $0.12 per diluted share) for the Hercules 185 insurance settlement.

(c)	Includes $122.7 million ($79.8 million, net of taxes or $0.69 per diluted share) in impairment of property and equipment charges.

(d)
Includes $26.9 million ($13.1 million, net of taxes or $0.13 per diluted share) of asset impairment charges. In addition, 2009 includes $31.6 million ($20.5 million, net of taxes or $0.21 per diluted share) related to an allowance for doubtful accounts receivable of approximately $26.8 million, associated with a customer in our International Offshore segment, a non-cash charge of approximately $7.3 million to fully impair the related deferred mobilization and contract preparation costs, partially offset by a $2.5 million reduction in previously accrued contract related operating costs that were not expected to be settled if the receivable was not collected.

	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Other Financial Data:
Net cash provided by (used in):
Operating activities	$182,470	$68,363	$52,025	$24,420	$137,861
Investing activities	(572,663)	(52,269)	(32,520)	(21,306)	(60,510)
Financing activities	329,406	108,748	(21,820)	(7,276)	(42,978)
Capital expenditures	544,987	138,605	55,222	37,058	91,787
 _____________________________
(a) 2013 Capital expenditures includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, included in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements”.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 19, 2014, we owned a fleet of 38 jackup rigs, including Hercules Triumph (formerly Discovery Triumph) and Hercules Resilience (formerly Discovery Resilience), 19 liftboat vessels, as well as operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd (“Perisai”) whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102, each with a maximum water depth of 400 feet. The rigs are being constructed by PPL in Singapore and are expected to be delivered in the third quarter of 2014 and the second quarter of 2015, respectively.

Business Combination and Asset Acquisitions
In March 2013, we acquired the offshore drilling rig Hercules 267 for $55.0 million and signed a three-year rig commitment with Cabinda Gulf Oil Company Limited for use of this rig. The rig commenced work in November 2013.
In March 2013, we acquired the liftboat Bull Ray for $42.0 million which commenced work in West Africa in March 2013.
On June 24, 2013 ("Acquisition Date"), we acquired an additional 52% interest in Discovery Offshore S.A. (“Discovery”) by purchasing additional common stock to bring the total interest held to 84%. We began consolidating Discovery's results of operations as of the Acquisition Date. As of December 31, 2013, we held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date. As a result of this transaction, Hercules Triumph and Hercules Resilience are included in our International Offshore segment.
Dispositions and Impairment
In December 2013, we sold Hercules 170 for gross proceeds of $8.3 million and recorded a loss on the sale of $11.5 million which is included in Operating Expenses on the Consolidated Statements of Operations for the year ended December 31, 2013.
During December 2013, we made the decision to remove the Hercules 153, Hercules 203, Hercules 206 and Hercules 250 from its marketable assets into its non-marketable assets as we do not reasonably expect to market these rigs in the foreseeable future. The decision resulted in an impairment charge of approximately $114.2 million ($114.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the year ended December 31, 2013, to write the rigs down to salvage value based on a third party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.
In May 2013, we entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 we closed on the sale of these Inland assets. Additionally, in August 2013, we sold the Hercules 27 inland barge for $5.1 million. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment. In the second quarter of 2013, we recorded an impairment charge of $40.9 million ($40.7 million, net of taxes) related to the sale of the Inland barges.
In June 2013, we entered into an agreement to sell our U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, we recorded an impairment charge of $3.5 million ($3.5 million net of taxes). In July 2013, we closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million.
Recast of Financial Information for Discontinued Operations
Due to the current period classification of the Domestic Liftboats and Inland segments as discontinued operations, we have recast the Company's historical information to reflect the results of operations of these two segments as discontinued operations for all periods presented. In addition, the historical results of Domestic Offshore have been recast to include the operating results of the remaining retained Inland assets. In 2012 we transferred a liftboat from our Domestic Liftboats segment to our International Liftboats segment. The historical results generated by this vessel that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment. As a result of this transfer, the historical results of International Liftboats have also been recast to include the operating results of this asset that has not been discontinued.
Segments
As of February 19, 2014, our business segments include the following:
Domestic Offshore — includes 28 jackup rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either under contract or available for contracts and ten are cold stacked.
International Offshore — includes ten jackup rigs outside of the U.S. Gulf of Mexico. We have three jackup rigs contracted offshore in Saudi Arabia, two jackup rigs contracted offshore in India, one jackup rig contracted offshore in the Democratic Republic of Congo, one jackup rig contracted offshore in Angola and one jackup rig contracted offshore in Vietnam. In addition, we have one jackup rig cold stacked in Bahrain as well as one jackup rig cold stacked in Malaysia.
International Liftboats — includes 24 liftboats. Twenty are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold stacked offshore West Africa and three are operating or available for contracts in the Middle East region.
Our drilling rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.

Our liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well. Under most of our liftboat contracts, we are paid a fixed dayrate for the rental of the vessel, which typically includes the costs of a small crew of five to ten employees, and we also receive a variable rate for reimbursement of other operating costs such as catering, fuel, rental equipment, crane overtime and other items.
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
Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs for our Domestic Offshore and International Offshore segments are wages paid to crews, maintenance and repairs to the rigs, and insurance. These costs do not vary significantly whether the rig is operating under contract or idle, unless we believe that the rig is unlikely to work for a prolonged period of time, in which case we may decide to “cold stack” or “warm stack” the rig. Cold stacking is a common term used to describe a rig that is expected to be idle for a protracted period and typically for which routine maintenance is suspended and the crews are either redeployed or laid-off. When a rig is cold stacked, operating expenses for the rig are significantly reduced because the crew is smaller and maintenance activities are suspended. Placing rigs in service that have been cold stacked typically requires a lengthy reactivation project that can involve significant expenditures and potentially additional regulatory review, particularly if the rig has been cold stacked for a long period of time. Warm stacking is a term used for a rig expected to be idle for a period of time that is not as prolonged as is the case with a cold stacked rig. Maintenance is continued for warm stacked rigs. Crews are reduced but a small crew is retained. Warm stacked rigs generally can be reactivated in three to four weeks.
The most significant costs for our International Liftboats segment are the wages paid to crews, maintenance and repairs to the vessels and the amortization of regulatory drydocking costs. Unlike our Domestic Offshore and International Offshore segments, a significant portion of the expenses incurred with operating each liftboat are paid for or reimbursed by the customer under contractual terms and prices. This includes catering, fuel, oil, rental equipment, crane overtime and other items. We record reimbursements from customers as revenue and the related expenses as operating costs. Our liftboats are required to undergo regulatory inspections every year and to be drydocked two times every five years; the drydocking expenses and length of time in drydock vary depending on the condition of the vessel.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
On July 23, 2013, our jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well apparently bridged over, and the flow of natural gas ceased and the well was thereafter secured by our customer. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. We received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million after writing off the rig's net book value of $18.4 million. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. The deductible under our package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a constructive total loss. In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
RESULTS OF OPERATIONS
Generally, domestic drilling industry conditions strengthened in 2013, as limited excess rig capacity and strong levels of demand led to an increase in dayrates for jackup rigs in the U.S. Gulf of Mexico. Utilization of our domestic rigs was generally strong throughout 2013, with downtime principally limited to our requirement to perform rig inspections, certifications and repairs, as well as other factors outside of our control, including weather-related downtime.
Our International Offshore segment benefited largely in 2013 from the commencement of operations of the Hercules 266 and Hercules Triumph. The 2013 period included an $11.5 million loss on the sale of Hercules 170 while 2012 included asset impairment charges of $82.7 million, partially offset by an $18.4 million gain on the sale of Platform Rig 3 and the $27.3 million insurance gain on Hercules 185.

Our International Liftboat performance in 2013 remained relatively in line with 2012. The International Liftboats segment benefited from the addition of the Bull Ray, but those benefits were partially offset by an increase in labor costs. In addition, 2013 includes a $2.6 million write down of the Croaker to fair market value.
Effective April 27, 2011, we completed our acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries ("Seahawk") ("Seahawk Transaction").The results of the Seahawk Transaction are included in our results from the date of acquisition, which impacts the comparability of the 2012 period with the corresponding 2011 period.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Year Ended December 31,
	2013	2012	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	28	29
Revenue	$522,705	$355,762	$166,943	46.9%
Operating expenses	232,166	236,485	(4,319)	(1.8)%
Asset impairment	114,168	25,502	88,666	n/m
Depreciation and amortization expense	78,526	76,890	1,636	2.1%
General and administrative expenses	7,643	8,130	(487)	(6.0)%
Operating income	$90,202	$8,755	$81,447	n/m
International Offshore:
Number of rigs (as of end of period)	10	8
Revenue	$190,376	$135,047	$55,329	41.0%
Operating expenses	145,650	66,144	79,506	120.2%
Asset impairment	—	82,714	(82,714)	n/m
Depreciation and amortization expense	51,759	45,577	6,182	13.6%
General and administrative expenses	12,729	(183)	12,912	n/m
Operating loss	$(19,762)	$(59,205)	$39,443	(66.6)%
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$145,219	$127,416	$17,803	14.0%
Operating expenses	83,516	67,467	16,049	23.8%
Depreciation and amortization expense	18,627	17,213	1,414	8.2%
General and administrative expenses	5,501	4,588	913	19.9%
Operating income	$37,575	$38,148	$(573)	(1.5)%
Total Company:
Revenue	$858,300	$618,225	$240,075	38.8%
Operating expenses	461,332	370,096	91,236	24.7%
Asset impairment	114,168	108,216	5,952	n/m
Depreciation and amortization expense	151,943	142,329	9,614	6.8%
General and administrative expenses	79,425	57,311	22,114	38.6%
Operating income (loss)	51,432	(59,727)	111,159	n/m
Interest expense	(73,248)	(72,734)	(514)	0.7%
Loss on extinguishment of debt	(29,295)	(9,156)	(20,139)	n/m
Gain on equity investment	14,876	—	14,876	n/m
Other, net	(1,518)	1,896	(3,414)	n/m
Loss before income taxes	(37,753)	(139,721)	101,968	(73.0)%
Income tax benefit	10,944	18,721	(7,777)	(41.5)%
Loss from continuing operations	(26,809)	(121,000)	94,191	(77.8)%
Loss from discontinued operations, net of taxes	(41,308)	(6,004)	(35,304)	n/m
Net loss	(68,117)	(127,004)	58,887	(46.4)%
Loss attributable to noncontrolling interest	39	—	39	n/m
Net loss attributable to Hercules Offshore, Inc.	$(68,078)	$(127,004)	$58,926	(46.4)%
  _____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Year Ended December 31, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	5,930	6,649	89.2%	$88,146	$34,917
International Offshore	1,572	2,177	72.2%	121,104	66,904
International Liftboats	5,900	8,336	70.8%	24,613	10,019

	Year Ended December 31, 2012
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	5,760	6,588	87.4%	$61,764	$35,896
International Offshore	1,331	2,336	57.0%	101,463	28,315
International Liftboats	5,383	7,670	70.2%	23,670	8,796
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

2013 Compared to 2012
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in the Current Period as compared to the Comparable period, which contributed an increase of approximately $152 million and $15 million, respectively.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$37.8 million increase from Hercules 266 as it was acquired in March 2012 and commenced work in April 2013;

•	$19.6 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$14.3 million increase from Hercules 262 primarily due to it being in the shipyard preparing for a new contract a portion of the Comparable Period;

•	$10.5 million increase from Hercules 261 primarily due to it being in the shipyard preparing for a new contract a portion of the Comparable Period;

•	$13.0 million decrease from Hercules 185 primarily due to cash received from one international customer in the Comparable Period for which revenue criteria had not previously been met; and

•	$11.6 million decrease from Platform Rig 3 as it was sold in August 2012.
International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days, largely due to the addition of the Bull Ray, in the Current Period as compared to the Comparable

Period which contributed to an increase of approximate $13 million. Average revenue per vessel per day also increased in the Current Period as compared to the Comparable Period, contributing to an increase in revenue of approximately $5 million.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment related primarily to the following:

•	$31.6 million gain on the Hercules 265 insurance settlement in the Current Period; partially offset by

•	$7.6 million incremental costs from Hercules 209 operating in 2013 after its reactivation;

•	$12.9 million increase in Labor costs in the Current Period as compared to the Comparable Period; and

•	$14.2 million of gains on asset sales in the Comparable Period.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•
$27.3 million gain on the Hercules 185 insurance settlement in the Comparable Period, partially offset by costs incurred in the Comparable Period associated with the additional damage the rig sustained during its return mobilization to Angola;

•	$18.4 million gain on the sale of Platform Rig 3 in the Comparable Period, partially offset by costs incurred in the Comparable Period;

•	$14.8 million increase from Hercules 266 as the rig began working in April 2013;

•	$11.5 million loss on the sale of Hercules 170 in the Current Period;

•	$8.1 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013;

•	$7.4 million increase from Hercules 262 primarily due to the rig being in the shipyard preparing for a new contract a portion of the Comparable Period;

•	$7.5 million increase from Hercules 260 in the Current Period as compared to the Comparable Period primarily due to repair costs related to its spud can damage; and

•	$4.8 million decrease from Hercules 258 as the rig was cold stacked in the fourth Quarter of 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to the following:

•	$2.6 million increase related to the write down of the Croaker to fair market value in the Current Period;

•	$4.7 million increase due to the Bull Ray operating in the International Liftboats segment in the Current Period after its purchase in March 2013;

•	$5.3 million increase in labor costs in the Current Period as compared to the Comparable Period; and

•	$1.6 million insurance gain recognized on the loss of the Mako in the Comparable Period.
Asset Impairment
In the Current Period we recorded an asset impairment charge of $114.2 million in our Domestic Offshore segment which includes the write-down of Hercules 153, Hercules 203, Hercules 206 and Hercules 250 to salvage value.
In the Comparable Period we recorded an asset impairment charge of $82.7 million in our International Offshore segment which includes $35.2 million related to the write-down of Hercules 258 to salvage value, $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the Hercules 185 contract. Additionally, Hercules 252, which was held for sale at September 30, 2012, was written down to its fair value less estimated cost to sell, resulting in an impairment charge of $25.5 million in the Comparable Period to our Domestic Offshore segment.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional deprecation for the Hercules 266 and other capital projects, which contributed to increases of $8.0 million and approximately $17.1 million, respectively. These increases are partially offset by a reduction in depreciation of $9.6 million primarily due to rigs sold. Additionally, the Hercules 258 contributed to a $2.5 million reduction in depreciation after its impairment in 2012.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries from one international customer of doubtful accounts receivable in the Comparable Period of $8.8 million. Additionally, labor costs, primarily in corporate, and professional fees, primarily in our International Offshore segment, increased $7.7 million and $2.1 million, respectively.
Interest Expense
Interest expense for the Current Period is essentially flat with the Comparable Period. Higher interest expense is offset by higher interest capitalization on upgrade and reactivation projects in addition to the Hercules Triumph and Hercules Resilience projects.
Loss on Extinguishment of Debt
During the fourth quarter of 2013, we redeemed $300.0 million aggregate principal amount of our 10.5% Senior Notes and expensed $17.3 million for the call premium, as well as wrote off $4.2 million and $4.8 million in unamortized debt issuance costs and unamortized discount associated with these notes. Additionally, we expensed $3.0 million in bank fees related to the October 2013 refinancing of these notes with the Issuance of the 7.5% Senior Notes.
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
Other, net
The increase in other expense is primarily due to change in the fair value of the Discovery warrants as we recognized a loss of $0.4 million in the Current Period compared to a gain of $2.2 million in the Comparable Period. Additionally, we recognized $0.5 million of additional equity in losses from Discovery during the Current Period as compared to the Comparable Period.
Income Tax Benefit
During the Current Period we generated an income tax benefit from continuing operations of $10.9 million, for an effective rate of 29.0%, compared to an income tax benefit from continuing operations of $18.7 million, for an effective rate of 13.4%, during the Comparable Period. The increase is primarily related to the $37.7 million tax benefit recorded in the Current Period related to the tax attributes received from the Seahawk Transaction net of a valuation allowance. This benefit is partially offset by $28.4 million of tax expense related to additional valuation allowance recorded against US tax assets. Additionally, the variation is due to the tax effect of the mix of earnings (losses) from different jurisdictions.
Discontinued Operations
We had a loss from our discontinued Inland operations of $37.0 million during the Current Period compared to a loss of $8.1 million in the Comparable Period, primarily due to the $40.9 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell, partially offset by the $4.8 million gain on the sale of Hercules 27 in August 2013. We had a loss from our discontinued Domestic Liftboat operations of $4.3 million during the Current Period compared to income of $2.1 million in the Comparable Period primarily due to the $3.5 million asset impairment charge in the Current Period to write down the assets to fair value less costs to sell.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Year Ended December 31,
	2012	2011	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	29	38
Revenue	$355,762	$217,450	$138,312	63.6%
Operating expenses	236,485	183,375	53,110	29.0%
Asset impairment	25,502	—	25,502	n/m
Depreciation and amortization expense	76,890	73,901	2,989	4.0%
General and administrative expenses	8,130	9,275	(1,145)	(12.3)%
Operating income (loss)	$8,755	$(49,101)	$57,856	n/m
International Offshore:
Number of rigs (as of end of period)	8	9
Revenue	$135,047	$237,047	$(102,000)	(43.0)%
Operating expenses	66,144	134,439	(68,295)	(50.8)%
Asset impairment	82,714	—	82,714	n/m
Depreciation and amortization expense	45,577	52,278	(6,701)	(12.8)%
General and administrative expenses	(183)	(7,512)	7,329	n/m
Operating income (loss)	$(59,205)	$57,842	$(117,047)	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	25
Revenue	$127,416	$120,074	$7,342	6.1%
Operating expenses	67,467	60,066	7,401	12.3%
Depreciation and amortization expense	17,213	20,693	(3,480)	(16.8)%
General and administrative expenses	4,588	7,166	(2,578)	(36.0)%
Operating income	$38,148	$32,149	$5,999	18.7%
Total Company:
Revenue	$618,225	$574,571	$43,654	7.6%
Operating expenses	370,096	377,880	(7,784)	(2.1)%
Asset impairment	108,216	—	108,216	n/m
Depreciation and amortization expense	142,329	149,477	(7,148)	(4.8)%
General and administrative expenses	57,311	53,626	3,685	6.9%
Operating loss	(59,727)	(6,412)	(53,315)	n/m
Interest expense	(72,734)	(72,086)	(648)	0.9%
Loss on extinguishment of debt	(9,156)	—	(9,156)	n/m
Other, net	1,896	(3,934)	5,830	n/m
Loss before income taxes	(139,721)	(82,432)	(57,289)	69.5%
Income tax benefit	18,721	27,682	(8,961)	(32.4)%
Loss from continuing operations	(121,000)	(54,750)	(66,250)	121.0%
Loss from discontinued operations, net of taxes	(6,004)	(21,378)	15,374	(71.9)%
Net loss	(127,004)	(76,128)	(50,876)	66.8%
Loss attributable to noncontrolling interest	—	—	—	n/m
Net loss attributable to Hercules Offshore, Inc.	$(127,004)	$(76,128)	$(50,876)	66.8%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Year Ended December 31, 2012
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	5,760	6,588	87.4%	$61,764	$35,896
International Offshore	1,331	2,336	57.0%	101,463	28,315
International Liftboats	5,383	7,670	70.2%	23,670	8,796

	Year Ended December 31, 2011
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	4,494	5,755	78.1%	$48,387	$31,864
International Offshore	2,131	2,828	75.4%	111,237	47,539
International Liftboats	5,486	8,760	62.6%	21,887	6,857
2012 Compared to 2011
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. The rigs acquired from Seahawk contributed to $72 million of the increase in revenue from our Domestic Offshore segment. The remaining increase was due to increased operating days and average dayrates for the legacy Hercules rigs during 2012 as compared to 2011, which contributed to an increase in revenue of approximately $34 million and $32 million, respectively.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$34.4 million decrease from Hercules 258 as it did not operate during most of 2012;

•
$21.8 million decrease from Hercules 262 as it was in the shipyard preparing for a new contract a portion of 2012 which contributed to an approximate $11 million decrease and it operated at a lower average dayrate which contributed to an approximate $13 million decrease, net of other miscellaneous items;

•
$21.6 million decrease from Hercules 261 as it was in the shipyard preparing for a new contract a portion of 2012 which contributed to an approximate $10 million decrease and it operated at a lower average dayrate which contributed to an approximate $13 million decrease, net of other miscellaneous items;

•
$16.1 million decrease from Hercules 208 as it was preparing for a new contract in Indonesia during the first quarter of 2012 which contributed to an approximate $8 million decrease and it operated at a lower average dayrate which contributed to an approximate $11 million decrease, offset partially by additional days worked in the fourth quarter of 2012 which contributed to an approximate $3 million increase;

•	$5.2 million decrease from Platform Rig 3 as it was sold in August 2012; and

•
$5.1 million decrease from Hercules 260 of which an approximate $11 million decrease related to it operating at a lower dayrate in 2012 than in 2011 and not providing marine package services as were provided under the contract in 2011 and an approximate $5 million increase related to an increase in operating days in 2012 as compared to 2011.

International Liftboats. The increase in revenue from our International Liftboats segment resulted from an increase in average revenue per liftboat per day in 2012 as compared to 2011 contributing to an approximate $10 million increase in revenue. This increase was partially offset by a decrease in operating days in 2012 as compared to 2011 which contributed to an approximate $2 million decrease in revenue.
Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.

Domestic Offshore. The rigs acquired from Seahawk contributed to a $39 million increase in operating expenses for our Domestic Offshore segment. The remaining increase in operating expenses was due to an increase in labor costs of $15.2 million in 2012 as compared to 2011 as well as gains on asset sales in 2011. These increases were partially offset by an $8.0 million decrease in costs associated with workers' compensation.
International Offshore. Platform Rig 3 contributed a $29.1 million decrease to operating expenses in 2012 as compared to 2011. This decrease was primarily due to the gain on sale of the rig during 2012 of $18.4 million as well as approximately $8 million of costs incurred in 2011 for the permanent importation of the rig. Hercules 185 contributed a $29.6 million decrease in operating expenses primarily due to a gain on insurance settlement of $27.3 million in 2012. Hercules 258 contributed a $12.8 million decrease in operating expenses primarily due to the rig not operating during most of 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to $1.3 million of incremental costs associated with the mobilization of the Kingfish to the Middle East, $1.1 million of incremental costs associated with the Whaleshark repairs as well as an increase in labor and burden, equipment rentals, catering and workers' compensation costs of $2.1 million, $1.0 million, $1.0 million and $1.0 million, respectively, in 2012 as compared to 2011. Partially offsetting these increases is a $1.6 million gain recognized on the loss of the Mako recovered from insurance underwriters in excess of the net book value in 2012.
Asset Impairment
We recorded an asset impairment charge of $82.7 million in our International Offshore segment which includes $35.2 million related to the write-down of Hercules 258 to salvage value, $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the Hercules 185 contract. Additionally, Hercules 252, which was held for sale at September 30, 2012, was written down to its fair value less estimated cost to sell, resulting in an impairment charge of $25.5 million in 2012 to our Domestic Offshore segment.
Depreciation and Amortization
The decrease in depreciation and amortization is primarily due to the asset impairment charge recorded in the second quarter of 2012 to write-down Hercules 185 to salvage value, which contributed to a $3.9 million decrease in depreciation. Depreciation decreased in 2012 as compared to 2011 by approximately $1.9 million due to various assets sold. Additionally, amortization of drydock expenditures decreased $3.3 million in 2012 as compared to 2011. These decreases were partially offset by the additional depreciation in 2012 as compared to 2011 from the addition of the rigs acquired from Seahawk in April 2011.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries of doubtful accounts receivable in 2011 as compared to 2012. Additionally, labor costs increased $5.1 million in 2012 as compared to 2011. Partially offsetting this increase, we had a decrease in legal and professional service fees of $7.5 million in 2012 as compared to 2011.
Loss on Extinguishment of Debt
During the second quarter of 2012, we expensed $6.4 million related to the April 2012 debt refinancing and wrote off $1.4 million of unamortized debt issuance costs associated with the April 2012 termination of our prior term loan. Additionally, in May 2012, we repurchased a portion of our 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million.
Other Income (Expense), net
The increase in other income is primarily due to the gain recognized in 2012 for the change in the fair value of our warrants issued from Discovery Offshore as compared to a loss on the warrants in 2011.
Income Tax Benefit
During 2012 we generated an income tax benefit from continuing operations of $18.7 million, for an effective rate of 13.4%, compared to an income tax benefit from continuing operations of $27.7 million, for an effective rate of 33.6%, during 2011. The decline in our effective rate related primarily to the profitability of certain entities in our offshore structure, as we do not provide a U.S. tax provision/benefit for income/losses that are generated in this structure generally until funds are repatriated to the U.S. via capital transactions. During 2012 we generated $44.7 million of losses in our offshore structure, primarily related to the impairment of Hercules 258, which had no associated tax benefit recorded in 2012.

Discontinued Operations
During 2012 , loss from discontinued operations, net of taxes was $6.0 million compared with $21.4 million in 2011. The 2011 period included a loss of $13.4 million, $8.2 million net of tax, from the Delta Towing sale in May 2011. The Inland segment had a loss from discontinued operations, net of taxes of $8.1 million compared to $7.1 million in 2011 primarily due to incremental accrued sales and use tax expense of $2.3 million, related to several multi-year sales and use tax audits, as well as an increase in workers' compensation expense of $2.3 million in 2012 as compared to 2011. These increases on Inland were partially offset by lower equipment rental expense of $0.9 million in 2012 as compared to 2011 as well as gains on asset sales of $1.2 million in 2012. Income from discontinued operations, net of taxes of the Domestic Liftboats segment was $2.1 million for 2012 compared with a loss from discontinued operations, net of taxes of $4.6 million during 2011 as a result of an increase in revenue driven by higher average revenue per liftboat per day in 2012 as compared to 2011. Additionally, Domestic Liftboats recognized a gain of $1.8 million in 2012 on the loss of the Starfish recovered from insurance underwriters.
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
The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Operating Income (Loss) attributable to Hercules Offshore, Inc.	$51,471	$(59,727)	$(6,412)
Adjustments:
Asset impairment	114,168	108,216	—
Gain on Hercules 265 insurance settlement	(31,600)	—	—
Loss on sale of Hercules 170	11,498	—	—
Gain on sale of Platform Rig 3	—	(18,350)	—
Gain on Hercules 185 insurance settlement	—	(27,268)	—
Total adjustments	94,066	62,598	—
Adjusted Operating Income (Loss)	$145,537	$2,871	$(6,412)

	For the Years Ended December 31,
	2013	2012	2011
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(26,770)	$(121,000)	$(54,750)
Adjustments:
Asset impairment	114,168	108,216	—
Gain on Hercules 265 insurance settlement	(31,600)	—	—
Loss on sale of Hercules 170	11,498	—	—
Gain on sale of Platform Rig 3	—	(18,350)	—
Gain on Hercules 185 insurance settlement	—	(27,268)	—
Loss on extinguishment of debt	29,295	9,156	—
Gain on equity investment	(14,876)	—	—
Tax benefit (a)	(37,729)	—	—
Tax impact of adjustments	—	(12,796)	—
Total adjustments	70,756	58,958	—
Adjusted Income (Loss) from Continuing Operations	$43,986	$(62,042)	$(54,750)
Diluted Loss per Share from Continuing Operations	$(0.17)	$(0.79)	$(0.42)
Adjustments:
Asset impairment	0.71	0.70	—
Gain on Hercules 265 insurance settlement	(0.20)	—	—
Loss on sale of Hercules 170	0.07	—	—
Gain on sale of Platform Rig 3	—	(0.12)	—
Gain on Hercules 185 insurance settlement	—	(0.18)	—
Loss on extinguishment of debt	0.18	0.06	—
Gain on equity investment	(0.09)	—	—
Tax benefit (a)	(0.23)	—	—
Tax impact of adjustments	—	(0.07)	—
Total adjustments	0.44	0.39	—
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$0.27	$(0.40)	$(0.42)
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(26,770)	$(121,000)	$(54,750)
Interest expense	73,248	72,734	72,086
Income tax benefit	(10,944)	(18,721)	(27,682)
Depreciation and amortization	151,943	142,329	149,477
EBITDA	187,477	75,342	139,131
Adjustments:
Asset impairment	114,168	108,216	—
Gain on Hercules 265 insurance settlement	(31,600)	—	—
Loss on sale of Hercules 170	11,498	—	—
Gain on sale of Platform Rig 3	—	(18,350)	—
Gain on Hercules 185 insurance settlement	—	(27,268)	—
Loss on extinguishment of debt	29,295	9,156	—
Gain on equity investment	(14,876)	—	—
Total adjustments	108,485	71,754	—
Adjusted EBITDA	$295,962	$147,096	$139,131
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
We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Projected business and general economic environment are impacted by prices for crude oil and natural gas, which can at times be volatile. To the extent prices decline, coupled with the severity and duration of such decline, this may adversely impact the business of our customers, and in turn our business. This could result in changes to estimates used in preparing our financial statements, including the assessment of certain of our assets for impairment.
Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We believe that our more critical accounting policies include those related to business combinations, property and equipment, revenue recognition, income taxes, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates.
Business Combinations
Discovery Offshore
On June 24, 2013, we acquired an additional 52% interest in Discovery by purchasing additional common stock to bring the total interest held to 84% for cash consideration, net of cash acquired of $77.7 million. We began consolidating Discovery's results of operations as of the Acquisition Date. As of December 31, 2013, we held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date at 15 Norwegian Kroner ("NOK") per share (USD $26.3 million in total).
The acquisition date fair value of our previously held equity interest in Discovery Offshore was $52.0 million. We recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the year ended December 31, 2013.
We accounted for this transaction as a business combination.
Seahawk
We accounted for the Seahawk Transaction as a business combination. Our financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, we recorded a carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific, and in some cases an annual, limitation on their utilization. We recognized a valuation allowance as appropriate. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. We recorded deferred tax assets, net of valuation allowance, of approximately $37.7 million in the first quarter 2013. There can be no assurance that these deferred tax assets will be realized.
Property and Equipment
Depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the useful life of the asset, which ranges from 10 to 30 years for our rigs and liftboats. We review our property and equipment for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or when reclassifications are made between property and equipment and assets held for sale. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a substantial reduction in cash flows associated with the use of the long-lived asset. For property and equipment held for use, the determination of recoverability is made based on the estimated undiscounted future net cash flows of the related asset or group of assets being reviewed. Any actual impairment charges are recorded using an estimate of discounted future cash flows. This evaluation requires us to make judgments regarding long-term forecasts of future revenue and costs. In turn these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives and salvage values of our rigs and liftboats and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our assets.
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
Revenue Recognition
Revenue generated from our contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized as drilling services are performed over the term of the related drilling contract. For certain contracts, we may receive fees from our customers for capital improvements to our rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. We capitalize such capital improvements and depreciate them over the useful life of the asset. Certain of our contracts also allow us to recover additional direct costs, such as demobilization costs, additional labor and additional catering costs and under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, fuel, oil, rental equipment, crane overtime and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred.
Accrued Self-Insurance Reserves
We are self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are estimated by our internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and our historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by our third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2013 and 2012, there was $25.8 million and $27.9 million in Accrued Self-Insurance Reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.

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
Stock-Based Compensation
We recognize compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such we record the grant date fair value of stock options and time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards are recognized using the accelerated method over the requisite service period. We estimated the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). The fair value of our time-based restricted stock and performance based grants that are share settled is based on the closing price of our common stock on the date of grant. For those performance based grants that contain a market performance condition, the Monte Carlo simulation is used for valuation as of the date of grant. All of our cash settled awards are recorded as a liability at fair value, which is remeasured at the end of each reporting period, over the requisite service period. Our cash settled liability awards that contain market performance conditions are valued using a Monte Carlo simulation, while the service based liability retention award was valued based on the lesser of the average price of our common stock for the 90 days prior to the end of the quarter or date of vesting and $10.00. We also estimate future forfeitures and related tax effects. Our estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards.
Our estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2013 as well as the remaining vesting period over which the associated expense is to be recognized is presented in the table below; however, due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of liability-based awards, these amounts are estimates and subject to change.

	December 31, 2013
	Unrecognized Compensation Expense	Weighted Average Remaining Term
	(in thousands)	(in years)
Time-based Restricted Stock Awards	5,068	1.0
Objective-based Awards (share settled)	4,832	1.2
Objective-based Awards (cash settled)	560	1.0
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, capital budgets of our customers as well as their ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are increasingly focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this trend to continue, given the disparity between the price of crude oil and natural gas. As of February 19, 2014, the spot price for Louisiana Light Sweet (“LLS”) crude was $108.41 per barrel. LLS crude oil prices have fluctuated significantly over the past year, peaking at a high of $118.46 per barrel to a low of $95.54 per barrel. We believe current oil prices remain supportive for a continuation of activity levels.

The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 37 rigs as of February 19, 2014, of which we estimate that 33 rigs are contracted.
Discussions with our domestic customers suggest an extensive inventory of oil and liquids rich directed drilling opportunities exists in the U.S. Gulf of Mexico Shelf. Relatively high crude oil prices and our customers' emphasis on drilling oil and liquids rich prospects could support a relatively stable base of jackup rig demand over the long term. Tempering this long term demand outlook for oil drilling is the market expectation for a prolonged period of low natural gas prices.  Although natural gas prices have improved in recent months, customer discussions do not currently indicate incremental demand for gas-directed drilling activity.  In addition, slower contracting activity in the last months of 2013 have led to a decline in Domestic Offshore backlog.  Recently, we elected to postpone the reactivation of the Hercules 203, as we seek greater contract coverage on our existing marketed rigs. Over the next several years, we estimate approximately 17 jackup rigs owned by international drilling contractors currently working in Mexico are scheduled to end their contracts with PEMEX. It is uncertain whether PEMEX will re-contract these rigs, and if not, where these rigs will migrate to. With regard to our cost structure, we expect to experience some inflationary pressures, particularly in labor, as strong drilling activity worldwide has led to a tightening of skilled labor across the oilfield service industry, and insurance. In addition, any new regulatory or legislative changes that would affect shallow-water drilling activity in the U.S. Gulf of Mexico could have a material impact on Domestic Offshore's financial results.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices and capital budget announcements by National and International Oil Companies, leads us to believe that international capital spending and demand for jackup rigs overseas will increase in 2014. Our expectation for greater international rig demand is tempered by the anticipated growth in supply from newly constructed rigs. As of February 19, 2014, there were approximately 438 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico, excluding cold stacked rigs, of which only 21 rigs were uncontracted. In addition, globally, there are an estimated 138 new jackup rigs either under construction, on order, or planned for delivery from 2014 to 2017, of which 117 are without contracts. With the exception of the rigs we acquired from Discovery, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
Demand for rigs of similar class to the rigs acquired from Discovery, and the premium dayrates that such rigs historically command, is dependent on the need by oil and gas companies to utilize high specification and harsh environment ("HS/HE") jackup rigs with capabilities that exceed many of the standard rigs currently in existence, and availability of these HS/HE rigs. We believe that demand for HS/HE jackup rigs has grown, driven by harsher environmental conditions, greater well depths and increased complexities of the offshore wells drilled by oil and gas companies. We expect this trend to continue through the foreseeable future, as oil and gas companies further expand their exploration efforts into frontier areas that are often characterized by these greater challenges. Tempering our near term expectations for HS/HE jackup rig demand is the growth in new rig supply that is previously referenced, several of which are competitive with the rigs acquired from Discovery.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been strong and we expect such conditions to continue at least through 2014. However, expected mobilization of additional vessels to the region could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the years ended 2013 and 2012 are as follows (in millions):

	2013	2012
Net Cash Provided by Operating Activities	$182.5	$68.4
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(201.0)	(40.0)
Capital Expenditures	(545.0)	(138.6)
Cash Paid for Equity Investment	—	(4.3)
Insurance Proceeds Received	51.4	54.1
Proceeds from Sale of Assets, Net	117.4	72.9
Other	4.5	3.6
Total	(572.7)	(52.3)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	700.0	500.0
Long-term Debt Repayments	—	(452.9)
Redemption of 3.375% Convertible Senior Notes	(61.3)	(27.6)
Redemption of 10.5% Senior Notes	(300.0)	—
Common Stock Issuance	—	96.7
Payment of Debt Issuance Costs	(10.6)	(7.7)
Other	1.3	0.2
Total	329.4	108.7
Net Increase (Decrease) in Cash and Cash Equivalents	$(60.8)	$124.8
Insurance Proceeds
We intend to use the proceeds received from insurance settlements to reinvest in its existing fleet or for growth opportunities.
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, in certain instances we would be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt, to fund capital expenditures or for general corporate purposes.
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
Credit Agreement
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
On April 3, 2012, we entered into a credit agreement (the “Credit Agreement”), which governs the senior secured revolving credit facility (the “Credit Facility”). Prior to July 8, 2013, borrowings under the Credit Facility bore interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranged between 3.0% and 4.5%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranged between 4.0% and 5.5%, depending on our leverage ratio. We paid a per annum fee on all letters of credit issued under the Credit Facility equal to the applicable margin for loans accruing interest based on the Eurodollar rate, and we paid a commitment fee of 0.75% per annum on the unused availability under the Credit Facility.
In addition, during any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of December 31, 2013, we were in compliance with all covenants under our revolving credit facility.
Our obligations under the Credit Agreement are guaranteed by substantially all of our current domestic subsidiaries (collectively, the “Guarantors”), and the obligations of the Company and the Guarantors are secured by liens on substantially all of the vessels owned by the Company and the Guarantors, together with certain accounts receivable, equity of subsidiaries, equipment and other assets.
July 2013 Credit Amendment
On July 8, 2013, we amended the Credit Agreement to, among other things:

•
increase the senior secured revolving credit facility to $150.0 million (subject to certain limitations which restricted borrowing to $75.0 million while the 10.5% Senior Notes due 2017 were outstanding);

•	extend the maturity date of the Credit Facility to July 8, 2018;

•	increase the sublimit for the issuance of letters of credit to $50.0 million;

•	allow for an increase in aggregate commitments of up to $50.0 million;

•	reduce the applicable margin for ABR Loans to a range between 1.5% and 3.0% depending on our total leverage ratio;

•	reduce the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% depending on our total leverage ratio; and

•	reduce the per annum commitment fee on unused availability under the Credit Facility to 0.50%.
We incurred costs of $1.1 million related to the amendment of the Credit Agreement. As of December 31, 2013, no amounts were outstanding and $11.4 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $138.6 million.
8.75% Senior Notes
On July 8, 2013, we completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million we received from the sales of our inland barge rigs, domestic liftboats and related assets), were used to fund our acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes will accrue from and including July 8, 2013, at a rate of 8.75% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2014. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
Prior to July 15, 2016, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.75% of the aggregate principal amount plus accrued and unpaid interest; provided that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) we make such redemption not more than 180 days after consummation of such equity offering. In addition, prior to July 15, 2017, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after July 15, 2017, we may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July15 or the years indicated:

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
7.5% Senior Notes
On October 1, 2013, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes will accrue from and including October 1, 2013 at a rate of 7.5% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2014. These notes are guaranteed by each of the Guarantors that guarantee our obligations under its Credit Agreement.
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
7.125% Senior Secured Notes
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

Interest on the notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
3.375% Convertible Senior Notes
In 2008, we issued $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of December 31, 2013, $7.2 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding.
The interest on the 3.375% Convertible Senior Notes accretes to principal at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at a conversion rate of 19.9695 shares of Common Stock per $1,000 original principal amount of notes, which is equal to a conversion price of approximately $50.08 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2013, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 0.1 million. We may redeem the 3.375% Convertible Senior Notes at our option and holders of the notes will have the right to require us to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
We determined that upon maturity or redemption, we have the intent and ability to settle the principal amount of our 3.375% Convertible Senior Notes in cash, and any additional conversion consideration spread (the excess of conversion value over face value) in shares of our Common Stock.
In May 2012, we repurchased a portion of the 3.375% Convertible Senior Notes and the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of equity.
On May 1, 2013, we made an offer to purchase all of the outstanding notes in accordance with our repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the optional put repurchase offer.
Retirement of 10.5% Senior Notes
In 2009, we issued $300.0 million of senior notes at a coupon rate of 10.5% ("10.5% Senior Notes") with maturity in October 2017. On September 17, 2013, we commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of our 10.5% Senior Notes. Senior notes totaling approximately $253.6 million were settled on October 1, 2013 for $268.5 million using a portion of the proceeds from the issuance of the 7.5% Senior Notes. Additionally, on November 4, 2013 we redeemed all $46.4 million of the remaining outstanding 10.5% Senior Notes for approximately $48.8 million using the remaining proceeds from the 7.5% Senior Notes offering, together with cash on hand.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes and 10.25% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
Loss on Extinguishment of Debt
During the twelve months ended December 31, 2013 and 2012, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations:

•
In April 2012 and in connection with the termination of the prior secured credit facility, we recognized a pretax charge of $1.4 million, $0.9 million, net of tax, for the write off of unamortized issuance costs related to the term loan;

•	In April 2012, we recognized a pretax charge of $6.4 million, $4.2 million net of tax, related to our debt refinancing;

•	In May 2012, we repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million, or $0.9 million, net of tax; and

•
During the fourth quarter of 2013, we incurred a pretax charge of $29.3 million, $29.3 million net of tax, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes.

The fair value of our 3.375% Convertible Senior Notes, 8.75% Senior Notes, 7.5% Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs. The following table provides the carrying value and fair value of our long-term debt instruments:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$447.5	$—	$—
7.5% Senior Notes, due October 2021	300.0	317.3	—	—
7.125% Senior Secured Notes, due April 2017	300.0	320.1	300.0	317.1
10.5% Senior Notes, due October 2017	—	—	294.5	326.6
10.25% Senior Notes, due April 2019	200.0	226.8	200.0	219.6
3.375% Convertible Senior Notes, due June 2038	7.2	7.1	67.1	68.5
7.375% Senior Notes, due April 2018	3.5	3.5	3.5	3.3
Insurance and Indemnity
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
Our drilling contracts provide for varying levels of indemnification from our customers and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused, and even if we are grossly negligent. However, since the Macondo blowout and resulting litigation, some of our customers have been reluctant to extend their indemnity obligations in instances where we are grossly negligent. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blowouts or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be contractually limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. In addition, we may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.
We have separate primary marine packages for Hercules Triumph and Hercules Resilience that each provide hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages. Each marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. We also have operational protection and indemnity coverage up to $500.0 million per rig, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, we have coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million per rig and pollution-by blowout coverage up to $10.0 million per rig, all subject to certain contractual assumptions and limitations. We do not have coverage inclusive of U.S. Gulf of Mexico named windstorms.
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
In 2013, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24% and a maturity date of March 2014, of which $9.3 million was outstanding at December 31, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which we fully paid during 2013. The amount financed, related interest rate and maturity date in connection with the prior year renewal was $30.1 million at 3.54% which matured in March 2013. Additionally, $0.3 million was outstanding on the $1.3 million note related to the 2013 insurance procured for Hercules Triumph with an interest rate of 3.24% and a maturity date of March 2014.
Capital Expenditures
We currently expect total capital expenditures during 2014 to approximate $125.0 million to $140.0 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2014. This estimate does not include future capital investment to complete the reactivation of Hercules 203, which we elected to suspend. Should we elect to recommence the reactivation of the Hercules 203 or any other cold stacked rigs, or upgrade and refurbish additional selected rigs or liftboats, our capital expenditures will increase. Reactivations, upgrades and refurbishments are subject to our discretion and will depend on our view of market conditions and our cash flows.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations.
The following table summarizes our contractual obligations and contingent commitments by period as of December 31, 2013:

	Payments due by Period
Contractual Obligations and	Less than	1-3	4-5	After 5
Contingent Commitments	1 Year	Years	Years	Years	Total
	(In thousands)
Recorded Obligations:
Long-term debt obligations	$—	$—	$311,815	$900,000	$1,211,815
Insurance notes payable	9,568	—	—	—	9,568
Interest on debt and notes payable(a)	33,067	—	—	—	33,067
Purchase obligations(b)	16,535	—	—	—	16,535
Other	2,756	—	—	—	2,756
Unrecorded Obligations(c):
Interest on debt and notes payable(a)	68,771	202,308	169,175	184,530	624,784
Letters of credit and bank guarantees	5,496	6,013	—	—	11,509
Management compensation obligations	4,989	9,978	—	—	14,967
Purchase obligations(b)	11,383	—	—	—	11,383
Operating lease obligations	3,901	5,695	2,296	—	11,892
Total contractual obligations	$156,466	$223,994	$483,286	$1,084,530	$1,948,276
  _____________________________

(a)	Estimated interest is based on the rates associated with the respective fixed rate instrument.

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

(c)	Tax liabilities of $7.7 million have been excluded from the table above as a reasonably reliable estimate of the period of cash settlement cannot be made.
Off-Balance Sheet Arrangements
Guarantees
Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 7.125% Senior Secured Notes, the 10.25% Senior Notes, the 8.75% Senior Notes and the 7.5% Senior Notes.
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this annual report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including our two ultra-high specification rigs, and future utilization rates and dayrates for the units;

•	our ability to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

•
expectations regarding offshore drilling and liftboat activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenue, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook and future earnings.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of this annual report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the adequacy and costs of sources of credit and liquidity;

•	our ability to collect receivables due from our customers;

•
the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia and other oil and natural gas producing regions or acts of terrorism or piracy;

•	the ability of our customers in the U.S. Gulf of Mexico to obtain drilling permits in an efficient manner or at all;

•	the impact of governmental laws and regulations, including laws and regulations in the U.S. Gulf of Mexico following the Macondo well incident;

•	our ability to obtain in a timely manner visas and work permits for our employees working in international jurisdictions, particularly in Angola;

•	the impact of local content and cabotage laws and regulations in international jurisdictions in which we operate, particularly Nigeria;

•	the impact of tax laws, regulations, interpretations and audits in jurisdictions where we conduct business;

•	uncertainties relating to the level of activity in offshore oil and natural gas exploration, development and production;

•	competition and market conditions in the contract drilling and liftboat industries;

•	the availability of skilled personnel and the rising cost of labor;

•	labor relations and work stoppages, particularly in the Nigerian labor environment;

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
Fair Value of Warrants and Derivative Asset
Previously we had warrants issued from Discovery Offshore that were recorded as a Derivative Asset. This asset, valued at $3.5 million as of June 24, 2013, was eliminated as a result of the purchase of a controlling interest in Discovery. Previously, we estimated the fair value of these instruments using a Monte Carlo simulation which takes into account a variety of factors including the strike price, the target price, the stock value, the expected volatility, the risk-free interest rate, the expected life of warrants, and the number of warrants. We were required to revalue this asset each quarter. We believe that the assumption that had the greatest impact on the determination of fair value was the closing price of Discovery Offshore’s stock.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Hercules Offshore, Inc.
We have audited the accompanying consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Offshore, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Houston, Texas
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Hercules Offshore, Inc.
We have audited Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hercules Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hercules Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2013 of Hercules Offshore, Inc. and subsidiaries, and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Houston, Texas
February 27, 2014

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$198,406	$259,193
Restricted Cash	—	2,027
Accounts Receivable, Net of Allowance for Doubtful Accounts of $891 and $788 as of December 31, 2013 and December 31, 2012, Respectively	220,139	167,936
Prepaids	20,395	16,135
Current Deferred Tax Asset	10,876	21,125
Other	17,363	12,191
	467,179	478,607
Property and Equipment, Net	1,808,526	1,462,755
Equity Investment	—	38,191
Other Assets, Net	25,743	37,077
	$2,301,448	$2,016,630
LIABILITIES AND EQUITY
Current Liabilities:
Short-term Debt and Current Portion of Long-term Debt	$—	$67,054
Accounts Payable	80,018	58,615
Accrued Liabilities	81,500	82,781
Interest Payable	33,067	17,367
Insurance Notes Payable	9,568	9,123
Other Current Liabilities	35,735	26,483
	239,888	261,423
Long-term Debt, Net of Current Portion	1,210,676	798,013
Deferred Income Taxes	14,452	56,821
Other Liabilities	12,732	17,611
Commitments and Contingencies
Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 162,144 and 160,708 Shares Issued, Respectively; 159,761 and 158,628 Shares Outstanding, Respectively	1,621	1,607
Capital in Excess of Par Value	2,170,811	2,159,744
Treasury Stock, at Cost, 2,383 Shares and 2,080 Shares, Respectively	(55,165)	(53,100)
Retained Deficit	(1,293,567)	(1,225,489)
	823,700	882,762
	$2,301,448	$2,016,630
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$858,300	$618,225	$574,571
Costs and Expenses:
Operating Expenses	461,332	370,096	377,880
Asset Impairment	114,168	108,216	—
Depreciation and Amortization	151,943	142,329	149,477
General and Administrative	79,425	57,311	53,626
	806,868	677,952	580,983
Operating Income (Loss)	51,432	(59,727)	(6,412)
Other Income (Expense):
Interest Expense	(73,248)	(72,734)	(72,086)
Loss on Extinguishment of Debt	(29,295)	(9,156)	—
Gain on Equity Investment	14,876	—	—
Other, Net	(1,518)	1,896	(3,934)
Loss Before Income Taxes	(37,753)	(139,721)	(82,432)
Income Tax Benefit	10,944	18,721	27,682
Loss from Continuing Operations	(26,809)	(121,000)	(54,750)
Loss from Discontinued Operations, Net of Taxes	(41,308)	(6,004)	(21,378)
Net Loss	(68,117)	(127,004)	(76,128)
Loss attributable to Noncontrolling Interest	39	—	—
Net Loss attributable to Hercules Offshore, Inc.	$(68,078)	$(127,004)	$(76,128)

Net Loss attributable to Hercules Offshore, Inc. Per Share:
Basic and Diluted:
Loss from Continuing Operations	$(0.17)	$(0.79)	$(0.42)
Loss from Discontinued Operations	(0.26)	(0.04)	(0.16)
Net Loss	$(0.43)	$(0.83)	$(0.58)
Basic and Diluted Weighted Average Shares Outstanding	159,501	153,722	130,474
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	December 31, 2013		December 31, 2012		December 31, 2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance at Beginning of Period	160,708	$1,607	139,798	$1,398	116,336	$1,163
Issuance of Common Stock, Net	—	—	20,000	200	22,321	223
Other	1,436	14	910	9	1,141	12
Balance at End of Period	162,144	1,621	160,708	1,607	139,798	1,398
Capital in Excess of Par Value:
Balance at Beginning of Period	—	2,159,744	—	2,057,824	—	1,924,659
Issuance of Common Stock, Net	—	—	—	96,496	—	126,562
Compensation Expense Recognized	—	9,960	—	6,243	—	5,283
Excess Tax Benefit (Deficit) From Stock-Based Arrangements, Net	—	825	—	(1,106)	—	(321)
Other	—	282	—	287	—	1,641
Balance at End of Period	—	2,170,811	—	2,159,744	—	2,057,824
Treasury Stock:
Balance at Beginning of Period	(2,080)	(53,100)	(1,899)	(52,184)	(1,552)	(50,333)
Repurchase of Common Stock	(303)	(2,065)	(181)	(916)	(347)	(1,851)
Balance at End of Period	(2,383)	(55,165)	(2,080)	(53,100)	(1,899)	(52,184)
Retained Deficit:
Balance at Beginning of Period	—	(1,225,489)	—	(1,098,485)	—	(1,022,357)
Net Loss	—	(68,078)	—	(127,004)	—	(76,128)
Balance at End of Period	—	(1,293,567)	—	(1,225,489)	—	(1,098,485)
Total Hercules Offshore, Inc. Stockholders’ Equity	159,761	823,700	158,628	882,762	137,899	908,553
Noncontrolling Interest:
Balance at Beginning of Period	—	—	—	—	—	—
Acquisition of Interest in Discovery	—	26,448	—	—	—	—
Acquisition of Noncontrolling Interest in Discovery	—	(26,409)	—	—	—	—
Loss Attributable to Noncontrolling Interest	—	(39)	—	—	—	—
Balance at End of Period	—	—	—	—	—	—
Total Equity	159,761	$823,700	158,628	$882,762	137,899	$908,553
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(68,078)	$(127,004)	$(76,128)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	162,841	166,426	174,227
Stock-Based Compensation Expense	9,960	6,243	5,283
Deferred Income Taxes	(30,940)	(33,236)	(59,187)
Provision (Benefit) for Doubtful Accounts Receivable	642	(8,847)	(13,623)
Gain on Equity Investment	(14,876)	—	—
Gain on Insurance Settlement	(31,600)	(30,668)	—
(Gain) Loss on Disposal of Assets, Net	7,355	(33,396)	(10,079)
Non-Cash Portion of Loss on Extinguishment of Debt	9,012	2,738	—
Asset Impairment	158,538	108,216	—
Other	8,319	5,520	11,549
(Increase) Decrease in Operating Assets -
Accounts Receivable	(53,643)	(7,901)	22,072
Prepaid Expenses and Other	15,214	11,646	23,144
Increase (Decrease) in Operating Liabilities -
Accounts Payable	20,357	9,976	(16,325)
Insurance Notes Payable	(31,462)	(26,193)	(26,547)
Other Current Liabilities	17,753	28,453	9,377
Other Liabilities	3,078	(3,610)	8,262
Net Cash Provided by Operating Activities	182,470	68,363	52,025
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	(200,957)	(40,000)	(25,000)
Capital Expenditures	(544,987)	(138,605)	(55,222)
Cash Paid for Equity Investment	—	(4,288)	(34,155)
Insurance Proceeds Received	51,430	54,139	—
Proceeds from Sale of Assets, Net	117,350	72,897	80,362
Other	4,501	3,588	1,495
Net Cash Used in Investing Activities	(572,663)	(52,269)	(32,520)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	700,000	500,000	—
Long-term Debt Repayments	—	(452,909)	(22,247)
Redemption of 3.375% Convertible Senior Notes	(61,274)	(27,606)	—
Redemption of 10.5% Senior Notes	(300,000)	—	—
Common Stock Issuance	—	96,696	—
Payment of Debt Issuance Costs	(10,643)	(7,717)	(2,109)
Other	1,323	284	2,536
Net Cash Provided by (Used in) Financing Activities	329,406	108,748	(21,820)
Net Increase (Decrease) in Cash and Cash Equivalents	(60,787)	124,842	(2,315)
Cash and Cash Equivalents at Beginning of Period	259,193	134,351	136,666
Cash and Cash Equivalents at End of Period	$198,406	$259,193	$134,351
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Organization
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Notes 6 and 16). At December 31, 2013, the Company owned a fleet of 38 jackup rigs, including Hercules Triumph (formerly Discovery Triumph) and Hercules Resilience (formerly Discovery Resilience) acquired from Discovery Offshore S.A. ("Discovery") (see Note 5), 19 liftboat vessels, as well as operated an additional five liftboat vessels owned by a third party (see Notes 6 and 16). The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance, and decommissioning operations in several key shallow-water provinces around the world.
Recast of Financial Information for Discontinued Operations
Due to the current period classification of the Domestic Liftboats and Inland segments as discontinued operations, the Company has recast its historical information to reflect the results of operations of these two segments as discontinued operations for all periods presented. In addition, the historical results of Domestic Offshore have been recast to include the operating results of the remaining retained Inland assets and the historical results of International Liftboats have also been recast to include the operating results of a vessel previously transferred from Domestic Liftboats (See Note 16).
2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries from the date a majority controlling interest was acquired (See Note 5). All intercompany account balances and transactions have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks and investments in highly liquid investments with original maturities of three months or less.
Revenue Recognition
Revenue generated from the Company’s contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized as services are performed over the term of the related drilling contract. For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset. Certain of the Company's contracts also allow us to recover additional direct costs, such as demobilization costs, additional labor and additional catering costs and under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, fuel, oil, rental equipment, crane overtime and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred.
Percentage-of-Completion
In addition to having had an equity method investment in Discovery Offshore, the Company had a construction management agreement (the “Construction Management Agreement”) and a services agreement (the “Services Agreement”) with Discovery Offshore with respect to each of the rigs that Discovery Offshore had under construction. Under the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Management Agreements, the Company was planning, supervising and managing the construction and commissioning of the rigs in exchange for a fixed fee of $7.0 million per rig, which the Company initially received and recorded as deferred revenue in February 2011. The Company used the percentage-of-completion method of accounting based on a cost-to-cost method.
Stock-Based Compensation
The Company recognizes compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such the Company records the grant date fair value of stock options and time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards are recognized using the accelerated method over the requisite service period. The Company estimated the fair value of the options granted using the Trinomial Lattice option pricing model using the following assumptions: expected dividend yield, expected stock price volatility, risk-free interest rate and employee exercise patterns (expected life of the options). The fair value of the Company’s time-based restricted stock and performance based grants that are share settled is based on the closing price of the Company’s common stock on the date of grant. For those performance based grants that contain a market performance condition, the Monte Carlo simulation is used for valuation as of the date of grant. All of the Company’s cash settled awards are recorded as a liability at fair value, which is remeasured at the end of each reporting period, over the requisite service period. The Company’s cash settled liability awards that contain market performance conditions are valued using a Monte Carlo simulation, while the service based liability retention award was valued based on the lesser of the average price of the Company’s common stock for the 90 days prior to the end of the quarter or date of vesting and $10.00. The Company also estimates future forfeitures and related tax effects. The Company’s estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards.
Due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of liability-based awards, the Company's estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2013 as well as the remaining vesting period over which the associated expense is to be recognized are estimates and subject to change.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and the allowance for doubtful accounts. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. The Company establishes an allowance for doubtful accounts based on the actual amount it believes is not collectable. The Company had an allowance of $0.9 million and $0.8 million at December 31, 2013 and 2012, respectively.
Business Combinations
The Company accounted for the 2011 Seahawk Transaction and the acquisition of Discovery as business combinations (See Note 5).
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The useful lives of property and equipment for the purposes of computing depreciation are as follows:

Years
Drilling rigs and marine equipment (salvage value of 10%)	10–30
Drilling machinery and equipment	2–12
Furniture and fixtures	3–5
Computer equipment	3–7
Automobiles and trucks	3–5
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
 The Company’s estimates, assumptions and judgments used in the application of its property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives and salvage values of the Company’s rigs and liftboats and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of the Company’s assets.
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
Equity Investment
As of December 31, 2012, the Company held a $38.2 million, or 32%, equity investment in Discovery, a development stage company whose purpose was to own new ultra high specification jackup drilling rigs. Historically, the Company accounted for its investment in Discovery using the equity method of accounting as the Company had the ability to exert significant influence, but not control, over operating and financial policies. In 2013, the Company acquired the remaining

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Discovery and began consolidating the results of Discovery from the date a majority controlling interest was acquired (See Note 5).
Derivatives
The warrants issued to the Company from Discovery were being accounted for as a derivative instrument as the underlying security was readily convertible to cash. Subsequent changes in the fair value of the warrants were recognized in other income (expense). On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million and was eliminated as a result of the purchase of a controlling interest in Discovery (See Note 5). The fair value of the Discovery warrants was determined using a Monte Carlo simulation (See Note 12). The Company’s estimate of fair value required a number of inputs and changes to those inputs could have resulted in a different valuation.
Accrued Self-Insurance Reserves
The Company is self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are estimated by the Company's internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and the Company's historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by the Company's third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2013 and 2012, there was $25.8 million and $27.9 million in Accrued Self-Insurance Reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.
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
Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Changes in these estimates and assumptions, as well as changes in tax laws, could require the Company to adjust the valuation allowance for deferred taxes in the future. The adjustments to the valuation allowance impact the Company’s income tax provision in the period in which such adjustments are identified and recorded.
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
Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Numerator:
Loss from continuing operations	$(26,809)	$(121,000)	$(54,750)
Less: Loss attributable to noncontrolling interest	39	—	—
Adjusted loss from continuing operations	(26,770)	(121,000)	(54,750)
Loss from discontinued operations, net of taxes	(41,308)	(6,004)	(21,378)
Net loss attributable to Hercules Offshore, Inc.	$(68,078)	$(127,004)	$(76,128)
Denominator:
Weighted average basic and diluted shares outstanding	159,501	153,722	130,474
The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. Stock equivalents of 6.3 million, 5.9 million and 6.5 million were anti-dilutive and are excluded from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2013, 2012 and 2011, respectively. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2013, 2012 and 2011 related to the assumed conversion of the 3.375% Convertible Senior Notes as there was no excess of conversion value in any of these periods.
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
4.    Property and Equipment, Net
The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31,
	2013	2012
	(in thousands)
Drilling rigs and marine equipment	$2,359,829	$2,077,330
Drilling machinery and equipment	43,368	62,774
Leasehold improvements	11,577	10,263
Automobiles and trucks	2,000	2,467
Computer equipment	18,350	16,054
Furniture and fixtures	1,768	1,303
Total property and equipment, at cost	2,436,892	2,170,191
Less accumulated depreciation	(628,366)	(707,436)
Total property and equipment, net	$1,808,526	$1,462,755

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $155.0 million, $153.4 million and $157.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $7.1 million, $15.9 million, and $16.7 million related to discontinued operations and is included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statements of Operations for the same years, respectively.
5.    Business Combinations and Asset Acquisitions
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
The Company's financial statements were historically prepared assuming the Seahawk Transaction should be treated as a purchase of assets for tax purposes. In February 2013, during which time Seahawk was in a Chapter 11 proceeding in the U.S. Bankruptcy Court, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G) (See Note 15).
At December 31, 2012, the Company held a $38.2 million, or 32%, equity investment in Discovery, a development stage company whose purpose was to own new ultra high-specification jackup drilling rigs. Historically, the Company accounted for its investment in Discovery under the equity method of accounting. On June 24, 2013 ("Acquisition Date"), the Company acquired an additional 52% interest to bring the total interest held to 84%, for cash consideration, net of cash acquired of $77.7 million ("Discovery Transaction") and began consolidating Discovery's results of operations from this date. The Discovery Transaction allowed the Company to enter into the high-specification jackup market, significantly expanded its service offerings and opened new international markets that have growing needs for assets of this caliber. As of December 31, 2013, the Company held a 100% interest in Discovery as a result of additional purchases of Discovery common stock shares at 15 Norwegian Kroner ("NOK") per share (USD $26.3 million in total).
The acquisition date fair value of the Company's previously held equity interest in Discovery was $52.0 million based on the price the Company paid for additional Discovery shares on June 24, 2013 of 15 NOK per share. The Company recognized a $14.9 million gain as a result of remeasuring the 32% equity interest in Discovery at its fair value in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This gain is included in Gain on Equity Investment on the Consolidated Statements of Operations for the year ended December 31, 2013.
In connection with the Discovery Transaction, the Company settled certain pre-existing relationships including a receivable from Discovery, warrants to purchase 5 million Discovery shares (see Note 11), as well as deferred revenue in the amounts of $14.3 million, $3.5 million, and $5.6 million, respectively, at the Acquisition Date.
The Company valued the noncontrolling interest at the Acquisition Date of 15 NOK per share or $26.4 million in total.
The components of the consideration transferred on June 24, 2013 were as follows (in thousands):

Cash Paid, Net of Cash Acquired	$77,658
Elimination of Related Party Balances	12,283
Fair Value of Discovery Equity Investment	51,959
Noncontrolling Interest	26,448
$168,348

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the consideration on June 24, 2013 is as follows (in thousands):

Prepaids	$1,700
Other	1,563
Property and Equipment, Net	334,210
Total Assets	337,473
Accounts Payable	(986)
Accrued Liabilities (a)	(166,953)
Insurance Note Payable	(1,186)
Total Liabilities	(169,125)
Total Preliminary Purchase Price	$168,348

(a) Includes final shipyard installment for Hercules Triumph of $166.9 million, which was paid on July 23, 2013.
The following presents the consolidated financial information for the Company on a pro forma basis assuming the Discovery Transaction and Seahawk Transaction had occurred as of the beginning of the periods presented relative to each transaction. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions, factually supportable, and with respect to income, are expected to have a continuing impact on consolidated results. These items include adjustments to record the incremental depreciation expense related to the increase in fair value of the acquired assets, eliminate amounts related to the operations of Seahawk that were not purchased in the transaction, eliminate directly related transaction costs, record noncontrolling interest, and eliminate our losses on equity investment.
 The unaudited pro forma financial information set forth below has been compiled from current financial statements and historical financial statements as recast for the Company's discontinued operations and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future:

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (b)
	(in millions, except per share amounts)
Revenue	$850.2	$611.3	$608.0
Loss from Continuing Operations	(40.4)	(123.4)	(52.4)
Loss from Discontinued Operations, Net of Taxes	(41.3)	(6.0)	(21.4)
Net Loss	(81.7)	(129.4)	(73.8)
Loss attributable to Noncontrolling Interest	—	—	—
Net Loss attributable to Hercules Offshore, Inc.	$(81.7)	$(129.4)	$(73.8)
Net Loss attributable to Hercules Offshore, Inc. Per share:
Basic:
Loss from Continuing Operations	$(0.25)	$(0.80)	$(0.38)
Loss from Discontinued Operations	(0.26)	(0.04)	(0.16)
Net Loss	$(0.51)	$(0.84)	$(0.54)
Diluted:
Loss from Continuing Operations	$(0.25)	$(0.80)	$(0.38)
Loss from Discontinued Operations	(0.26)	(0.04)	(0.16)
Net Loss	$(0.51)	$(0.84)	$(0.54)

(a) Includes the Discovery Transaction only. Seahawk results have been included in the Consolidated Statements of Operations since the date of acquisition.
(b) Includes the Seahawk Transaction.
The Company incurred transaction costs in the amount of $3.3 million for the year ended December 31, 2013 related to the Discovery Transaction which is included in General and Administrative in the Consolidated Statements of Operations. The

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred transaction costs in the amount of $3.6 million for the year ended December 31, 2011, related to the Seahawk Transaction of which $0.2 million is included in Operating Expenses and $3.4 million is included in General and Administrative on the Consolidated Statements of Operations.
The amount of revenue and net income of Discovery included in the Company's Consolidated Statements of Operations for the year ended December 31, 2013 is as follows:

June 24, 2013 through December 31, 2013
(in millions)
Revenue	$17.3
Net Income	2.5
The amount of revenue and net income related to the net assets acquired from Seahawk included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011 is as follows:

April 27, 2011 through December 31, 2011
(in millions)
Revenue	$74.4
Net Income	18.3
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million and the liftboat Bull Ray for $42.0 million. In March 2012, the Company acquired the offshore drilling rig Hercules 266 for $40.0 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the years ended December 31, 2013, 2012 and 2011:

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
2013:
	Various (a)	Domestic Liftboats (b)	July 2013	$54,447	$—
	Various (c)	Inland (b)	July 2013	44,331	—
	Hercules 27	Inland (b)	August 2013	5,149	4,834
	Hercules 170	International Offshore	December 2013	8,300	(11,498)
				$112,227	$(6,664)
2012:
	Hercules 2501	Domestic Offshore	June 2012	$7,000	$5,465
	Hercules 29	Inland (b)	July 2012	900	770
	Platform Rig 3 (d)	International Offshore	August 2012	35,516	18,350
	Hercules 101	Domestic Offshore	September 2012	1,200	—
	Hercules 252 (e)	Domestic Offshore	October 2012	8,000	—
	Hercules 257	Domestic Offshore	November 2012	6,500	2,450
	Hercules 259	Domestic Offshore	November 2012	8,000	6,441
	Hercules 75	Domestic Offshore	December 2012	650	(911)
	Hercules 77	Domestic Offshore	December 2012	650	(825)
	Hercules 28	Inland (b)	December 2012	600	474
				$69,016	$32,214
2011:
	Hercules 78	Domestic Offshore	May 2011	$1,700	$20
	Various (f)	Delta Towing (b)	May 2011	30,000	(13,359)
	Hercules 152	Domestic Offshore	July 2011	5,000	271
	Hercules 190	Domestic Offshore	September 2011	2,000	1,440
	Hercules 254	Domestic Offshore	September 2011	2,054	369
	Hercules 800	Domestic Offshore	October 2011	1,360	843
	Hercules 256	Domestic Offshore	December 2011	6,725	5,151
	Hercules 2502	Domestic Offshore	December 2011	6,725	5,151
	Hercules 2503	Domestic Offshore	December 2011	5,000	3,460
	Hercules 2008	Domestic Offshore	December 2011	1,500	35
				$62,064	$3,381
_____________________

(a)	The Company completed the sale of its U.S. Gulf of Mexico liftboats and related assets.

(b)	These gains (losses) have been reflected in the Consolidated Statements of Operations as discontinued operations.

(c)	The Company completed the sale of eleven inland barge rigs and related assets.

(d)	This represents the gain on the sale of Platform Rig 3 and related legal entities.

(e)	During the third quarter of 2012, the Company realized an impairment charge related to the write-down of Hercules 252 (See Note 12).

(f)	The Company completed the sale of substantially all of Delta Towing's assets.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations
In May 2013, the Company entered into an agreement to sell eleven inland barge rigs, comprising the majority of the Inland segment fleet, and related assets for $45 million, and in July 2013 the Company closed on the sale of these Inland assets. Additionally, in August 2013, the Company sold the Hercules 27 inland barge for $5.1 million. In the second quarter of 2013, the Company recorded an impairment charge of $40.9 million ($40.7 million, net of taxes) related to the sale of the Inland barges. The results of operations of the Inland segment are reflected in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 as discontinued operations.
In June 2013, the Company entered into an agreement to sell its U.S. Gulf of Mexico Liftboats and related assets. As a result of this transaction, the Company recorded an impairment charge of $3.5 million ($3.5 million, net of taxes) in the second quarter of 2013. In July 2013, the Company closed on the sale of the liftboats and related assets and received proceeds of approximately $54.4 million. The results of operations of the Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 as discontinued operations.
In May 2011, the Company completed the sale of substantially all of Delta Towing’s assets and certain liabilities for aggregate consideration of $30 million in cash (the “Delta Towing Sale”) and recognized a loss on the sale of $13.4 million ($8.2 million, net of taxes). In addition, the Company retained the working capital of its Delta Towing business which was approximately $6 million at the date of sale. The results of operations of the Delta Towing segment are reflected in the Consolidated Statement of Operations for the year ended December 31, 2011 as discontinued operations.
Interest charges have been allocated to the discontinued operations of Delta Towing, Inland and Domestic Liftboats segments in accordance with FASB ASC 205-20, Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets. Interest allocated to discontinued operations for Delta Towing was $0.8 million for the year ended December 31, 2011. Interest allocated to discontinued operations for the Inland segment was $1.4 million, $3.6 million and $4.1 million for the years 2013, 2012 and 2011, respectively. Interest allocated to discontinued operations for the Domestic Liftboats segment was $1.2 million, $2.8 million, and $3.0 million for the years 2013, 2012 and 2011, respectively.
Operating results included in discontinued operations were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Delta Towing:
Revenue	$—	$—	$9,822
Loss Before Income Taxes	$—	$—	$(15,627)
Income Tax Benefit	—	—	6,019
Loss from Discontinued Operations, Net of Taxes	$—	$—	$(9,608)
Inland:
Revenue	$15,782	$28,015	$28,180
Loss Before Income Taxes	$(39,585)	$(13,528)	$(11,837)
Income Tax Benefit	2,587	5,435	4,689
Loss from Discontinued Operations, Net of Taxes	$(36,998)	$(8,093)	$(7,148)
Domestic Liftboats:
Revenue	$29,625	$63,552	$52,607
Income (Loss) Before Income Taxes	$(4,310)	$3,240	$(7,592)
Income Tax Benefit (Provision)	—	(1,151)	2,970
Income (Loss) from Discontinued Operations, Net of Taxes	$(4,310)	$2,089	$(4,622)
Total:
Revenue	$45,407	$91,567	$90,609
Loss Before Income Taxes	$(43,895)	$(10,288)	$(35,056)
Income Tax Benefit	2,587	4,284	13,678
Loss from Discontinued Operations, Net of Taxes	$(41,308)	$(6,004)	$(21,378)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At December 31, 2013, approximately 4.3 million shares were available for grant or award under the 2004 Plan. The Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of the 2004 Plan, determines all terms and conditions of awards. The Company issues originally issued shares upon exercise of stock options and for restricted stock grants.
The Company has the following equity award grants under the 2004 Plan:

•
Time-based awards The Company granted time-based restricted stock awards to employees which vest 1/3 per year and time-based restricted stock awards to the Company's Directors which vest on the date of the Company's annual meeting of stockholders that follows the grant date. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date. Additionally, the Company previously granted stock options which vested 1/3 per year and have a maximum contractual term of 10 years.

•
Objective-based awards The Company granted additional compensation awards to employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. The awards granted in 2013, which cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to a maximum, as defined by the agreements. For the Chief Executive Officer's ("CEO") portion of these awards, the portion payable in cash is based on the achievement of certain market-based and Company-based performance objectives being met at levels slightly below target levels when combined. For 2012 and 2011 a portion of the awards were payable in shares of the Company's stock and vest 1/3 per year. For 2012 if the highest market-based and Company-based performance objectives were met, a portion of these awards were payable in cash and cliff vested at the first anniversary of the grant date. Additionally, the Company granted certain awards to its CEO that are based upon the Company's achievement of certain market-based objectives that, if met, will be payable in cash at the end of the vesting period, ("Performance Retention Awards") as well as a retention award outside of the 2004 Plan that was paid in cash at December 31, 2013, the end of a three-year vesting period. One of the CEO's Performance Retention Awards vested and was paid in cash as of December 31, 2013.

The Company recognized $3.4 million, $2.6 million and $0.9 million in employee compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively for all liability-based awards. For these awards, the related income tax benefit was $0.9 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively, and there was no related income tax benefit in the year ended December 31, 2013. The Company recognized $10.0 million, $6.2 million and $5.3 million in employee stock-based compensation expense for all share-settled awards during the years ended December 31, 2013, 2012 and 2011, respectively. For these awards, the related income tax benefit was $2.2 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively and there was no related income tax benefit in the year ended December 31, 2013. The Company classified $1.0 million, thirteen thousand and $0.9 million in excess tax benefits as a financing cash inflow for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2013 as well as the remaining vesting period over which the associated expense is to be recognized is presented in the following table:

	December 31, 2013
	Unrecognized Compensation Expense	Weighted Average Remaining Term
	(in thousands)	(in years)
Time-based Restricted Stock Awards	$5,068	1.0
Objective-based Awards (share settled)	4,832	1.2
Objective-based Awards (cash settled)	560	1.0
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

	December 31, 2013		December 31, 2012		December 31, 2011
	Performance Retention Awards	Restricted Stock Market-Based	Performance Retention Awards	Restricted Stock Market-Based	Performance Retention Awards
Dividend yield	—	—	—	—	—
Expected price volatility	65.0%	44.1%	65.0%	65.0%	65.0%
Risk-free interest rate	0.1%	0.4%	0.2%	0.1%	0.3%
Stock price (a)	$6.52	$6.52	$6.17	$6.17	$4.44
Fair value	$4.19	$6.19	$3.24	$6.17	$1.83
_____________________________
(a) The stock price represents the closing price of the Company's common stock at the valuation date.
Stock Option Awards
The following table summarizes stock option activity under the 2004 Plan as of December 31, 2013 and changes during the year then ended:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2013	3,585,241	$8.36	5.78	$8,241
Granted	—	—
Exercised	(96,316)	3.47
Forfeited	—	—
Expired	(51,750)	11.48
Outstanding at December 31, 2013	3,437,175	8.45	4.82	8,757
Vested or Expected to Vest at December 31, 2013	3,437,175	8.45	4.82	8,757
Exercisable at December 31, 2013	3,437,175	8.45	4.82	8,757
The intrinsic value of stock options exercised during 2013, 2012 and 2011 was $0.4 million, $0.4 million and $2.3 million, respectively. Cash received from stock option exercises was $0.3 million, $0.3 million and $1.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Objective-based Awards (share settled)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of all awards requiring share settlement are measured at the fair value on the date of grant. These awards that are based on the Company's achievement of market-based objectives related to the Company's stock price are valued at the date of grant using a Monte Carlo simulation based on the following assumptions:

	February 28, 2013	February 28, 2012
Dividend yield	—	—
Expected price volatility	64.7%	65.0%
Risk-free interest rate	0.3%	0.2%
Stock price (a)	$6.78	$5.28
Fair value	$7.78	$5.28
_____________________________
(a) The stock price represents the closing price of the Company's common stock at February 28, 2013 and 2012, the respective grant dates.
The following table summarizes information about objective-based restricted stock outstanding as of December 31, 2013 and changes during the year then ended:

	Objective-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2013	1,166,391	$5.50
Granted (a)	1,167,257	7.16
Vested	(455,029)	5.99
Forfeited	(15,537)	6.77
Adjustment for Performance Results Achieved	(384,221)	5.28
Non-Vested at December 31, 2013	1,478,861	6.71
_____________________________
(a) The number of objective-based restricted stock shown reflects the shares that would be granted if the maximum level of performance is achieved. The number of shares actually issued may range from zero to 1,167,257.
The weighted-average grant date fair value of objective-based restricted stock granted during the years ended 2013, 2012 and 2011 was $7.16, $5.28 and $5.93, respectively. The total fair value of objective-based restricted stock that vested during the years ended 2013 and 2012 was $3.1 million and $0.9 million, respectively. In addition, there was no objective-based restricted stock that vested during the year ended 2011.
Time-based Restricted Stock Awards
The following table summarizes information about time-based restricted stock outstanding as of December 31, 2013 and changes during the year then ended:

	Time-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2013	1,638,538	$5.04
Granted	799,535	6.86
Vested	(884,629)	4.73
Forfeited	(26,956)	13.26
Non-Vested at December 31, 2013	1,526,488	6.01
The weighted-average grant date fair value of time-based restricted stock granted during the years ended 2013, 2012 and 2011 was $6.86, $5.03 and $5.00, respectively. The total fair value of time-based restricted stock that vested during the years ended 2013, 2012 and 2011 was $6.1 million, $2.8 million and $2.4 million, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Supplemental Financial Information
Consolidated Balance Sheet Information
Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued Liabilities:
Taxes other than Income	$18,297	$20,463
Accrued Payroll and Employee Benefits	36,512	34,066
Accrued Self-Insurance Reserves	25,840	27,947
Other	851	305
	$81,500	$82,781
Other current liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Other Current Liabilities:
Deferred Revenue-Current Portion	$21,480	$14,546
Other	14,255	11,937
	$35,735	$26,483
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
9.    Benefit Plan
The Company currently has a 401(k) plan in which substantially all U.S. employees are eligible to participate. Effective May 1, 2011, the Company reinstated matching participant contributions equal to 3% of a participant’s eligible compensation, and effective April 1, 2013, the Company increased the Company match of participant contributions equal to 6% of a participant's eligible compensation. The Company incurred expense related to matching contributions of $5.7 million, $3.2 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Debt
Debt is comprised of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
8.75% Senior Notes, due July 2021	$400,000	$—
7.5% Senior Notes, due October 2021	300,000	—
7.125% Senior Secured Notes, due April 2017	300,000	300,000
10.5% Senior Notes, due October 2017	—	294,503
10.25% Senior Notes, due April 2019	200,000	200,000
3.375% Convertible Senior Notes, due June 2038	7,166	67,054
7.375% Senior Notes, due April 2018	3,510	3,510
Total Debt	1,210,676	865,067
Less Short-term Debt and Current Portion of Long-term Debt	—	67,054
Total Long-term Debt, Net of Current Portion	$1,210,676	$798,013
The following is a summary of scheduled long-term debt maturities by year (in thousands):

2014	$—
2015	—
2016	—
2017	300,000
2018	10,676
Thereafter	900,000
$1,210,676

	December 31, 2012
Liability Component	Notional Amount	Unamortized Discount	Carrying Value
	(in millions)
10.5% Senior Notes, due October 2017	$300.0	$(5.5)	$294.5
3.375% Convertible Senior Notes, due June 2038*	68.3	(1.2)	67.1

* The carrying amount of the equity component was $30.1 million at both December 31, 2013 and 2012.
The unamortized discount of the 10.5% Senior Notes was amortized to interest expense over the original expected life of the debt instrument. The unamortized discount of the 3.375% Convertible Senior Notes was amortized to interest expense over the original expected life of the debt, which was determined to be June 1, 2013, the earliest date the holders of the notes had the right to require the Company to repurchase the notes.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013				2012
	Coupon Interest	Discount Amortization	Total Interest	Effective Rate	Coupon Interest	Discount Amortization	Total Interest	Effective Rate
	(in millions)				(in millions)
10.5% Senior Notes, due October 2017	$24.1	$0.7	$24.8	11.00%	$31.5	$0.8	$32.3	11.00%
3.375% Convertible Senior Notes, due June 2038	1.1	1.2	2.3	7.27	2.7	3.2	5.9	7.93

	Year Ended December 31, 2011
	Coupon Interest	Discount Amortization	Total Interest	Effective Rate
	(in millions)
10.5% Senior Notes, due October 2017	$31.4	$0.8	$32.2	11.00%
3.375% Convertible Senior Notes, due June 2038	3.2	3.7	6.9	7.93
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
In addition, during any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of December 31, 2013, the Company was in compliance with all covenants under our revolving credit facility.
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
July 2013 Credit Amendment
On July 8, 2013, the Company amended the Credit Agreement to, among other things:

•
increase the senior secured revolving credit facility to $150.0 million (subject to certain limitations which restricted borrowing to $75.0 million while the 10.5% Senior Notes due 2017 were outstanding);

•	extend the maturity date of the Credit Facility to July 8, 2018;

•	increase the sublimit for the issuance of letters of credit to $50.0 million;

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	allow for an increase in aggregate commitments of up to $50.0 million;

•	reduce the applicable margin for ABR Loans to a range between 1.5% and 3.0% depending on the Company's total leverage ratio;

•	reduce the applicable margin for Eurodollar Loans to a range between 2.5% and 4.0% depending on the Company's total leverage ratio; and

•	reduce the per annum commitment fee on unused availability under the Credit Facility to 0.50%.
The Company incurred costs of $1.1 million related to the amendment of the Credit Agreement. As of December 31, 2013, no amounts were outstanding and $11.4 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $138.6 million.
8.75% Senior Notes due 2021
On July 8, 2013, the Company completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million the Company received from the sales of its inland barge rigs, domestic liftboats and related assets), were used to fund its acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes will accrue from and including July 8, 2013, at a rate of 8.75% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2014. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
Prior to July 15, 2016, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.75% of the aggregate principal amount plus accrued and unpaid interest; provided that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the Company makes such redemption not more than 180 days after consummation of such equity offering. In addition, prior to July 15, 2017, the Company may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after July 15, 2017, the Company may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July15 or the years indicated:

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
7.5% Senior Notes due 2021
On October 1, 2013, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes will accrue from and including October 1, 2013 at a rate of 7.5% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2014. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
Prior to October 1, 2016, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.5% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
10.25% Senior Notes due 2019
On April 3, 2012 the Company completed the issuance and sale of $200.0 million aggregate principal amount of senior notes at a coupon rate of 10.25% ("10.25% Senior Notes") with maturity in April 2019. These notes were sold at par and the Company received net proceeds from the offering of the notes of $195.4 million after deducting the initial purchasers' discounts and offering expenses. Interest on the notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under the Company's Credit Agreement.
3.375% Convertible Senior Notes due 2038
The interest on the 3.375% Convertible Senior Notes due 2038 ("3.375% Convertible Senior Notes") accretes to principal at an annual yield to maturity of 3.375% per year. The Company will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of the Company’s common stock (“Common Stock”) at a conversion rate of 19.9695 shares of Common Stock per $1,000 original principal amount of notes, which is equal to a conversion price of approximately $50.08 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2013, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 0.1 million. The Company may redeem the 3.375% Convertible Senior Notes at its option and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.

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
In May 2012, the Company repurchased a portion of the 3.375% Convertible Senior Notes and in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of equity.
On May 1, 2013, the Company made an offer to purchase all of the outstanding notes in accordance with its repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the optional put repurchase offer.
Retirement of 10.5% Senior Notes
In 2009, the Company issued $300.0 million of senior notes at a coupon rate of 10.5% ("10.5% Senior Notes") with maturity in October 2017. On September 17, 2013, the Company commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of its 10.5% Senior Notes. Senior notes totaling approximately $253.6 million were settled on October 1, 2013 for $268.5 million using a portion of the proceeds from the issuance of the 7.5% Senior Notes. Additionally, on November 4, 2013 the Company redeemed all $46.4 million of the remaining outstanding 10.5% Senior Notes for approximately $48.8 million using the remaining proceeds from the 7.5% Senior Notes offering, together with cash on hand.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 7.125% Senior Secured Notes and 10.25% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

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
Loss on Extinguishment of Debt
During the twelve months ended December 31, 2013 and 2012, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations:

•
In April 2012 and in connection with the termination of the prior secured credit facility, the Company recognized a pretax charge of $1.4 million, $0.9 million, net of tax, for the write off of unamortized issuance costs related to the term loan;

•	In April 2012, the Company recognized a pretax charge of $6.4 million, $4.2 million net of tax, related to the Company's debt refinancing;

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In May 2012, the Company repurchased $27.6 million aggregate principal amount of the 3.375% Convertible Senior Notes, resulting in a loss of $1.3 million, or $0.9 million, net of tax; and

•
During the fourth quarter of 2013, the Company incurred a pretax charge of $29.3 million, $29.3 million net of tax, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes.

11.    Derivative Instruments
Warrants
Previously, the Company was issued warrants to purchase up to 5.0 million additional shares of Discovery stock at a strike price of 11.50 NOK per share which was exercisable in the event that the Discovery stock price reached an average equal to or higher than 23.00 NOK per share for 30 consecutive trading days. The warrants were being accounted for as a derivative instrument as the underlying security was readily convertible to cash. Subsequent changes in the fair value of the warrants were recognized to other income (expense). The fair value of the Discovery warrants was determined using a Monte Carlo simulation (See Note 12). On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million and eliminated as a result of the purchase of a controlling interest in Discovery (See Note 5).
The following table provides the fair values of the Company’s derivatives:

Fair Value
Balance Sheet Classification	December 31, 2012
(in thousands)
Derivatives:
Warrants	$3,964
Other Assets, Net	$3,964

The following table provides the effect of the Company’s derivatives on the Consolidated Statements of Operations:

		Year Ended December 31,
		2013	2012	2011
Derivatives	I.	II.
		(in thousands)
Warrants	Other Income (Expense)	$(424)	$2,206	$(3,288)

I.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

II.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative

12.    Fair Value Measurements
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the fair value hierarchy included in FASB ASC Topic 820-10, Fair Value Measurements and Disclosure ("ASC 820-10"), which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
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
The fair value of the warrants issued by Discovery was determined using a Monte Carlo simulation based on the following assumptions:

	June 24, 2013	December 31, 2012
Strike Price (NOK)	11.50	11.50
Target Price (NOK)	23.00	23.00
Stock Value (NOK)	15.00	13.00
Expected Volatility (%)	40.0%	50.0%
Risk-Free Interest Rate (%)	1.42%	1.44%
Expected Life of Warrants (5 years at inception)	2.6	3.1
Number of Warrants	5,000,000	5,000,000

The Company used the historical volatility of companies similar to that of Discovery to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery stock at June 24, 2013 and December 31, 2012. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement. On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million, measured using Level 2 inputs, and was included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery (see Note 5).
The following table represents the Company’s derivative asset measured at fair value on a recurring basis as of December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrants - as of December 31, 2012	$3,964	$—	$3,964	$—
The carrying value and fair value of the Company's equity investment in Discovery was $38.2 million and $49.1 million at December 31, 2012, respectively. The fair value at December 31, 2012 was calculated using the closing price of Discovery shares (Level 1 input), converted to U.S. dollars using the exchange rate. In June 2013, as a result of the acquisition of a controlling interest in Discovery, the Company began consolidating the results of Discovery and discontinued accounting for the investment as an equity investment (See Note 5).
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the year ended December 31, 2013:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$98,802	$—	$98,802	$—	$(44,370)
Property and Equipment, Net (2)	6,000	—	—	6,000	(114,168)

(1) This represents a non-recurring fair value measurement made at June 30, 2013 for various assets that were part of the discontinued operations of the Inland and Domestic Liftboats segments.
(2) This represents a non-recurring fair value measurement made at December 31, 2013 for Hercules 153, Hercules 203, Hercules 206 and Hercules 250.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets held for sale at June 30, 2013 were written down to their fair value less estimated cost to sell, resulting in impairment charges of $40.9 million ($40.7 million net of tax) and $3.5 million ($3.5 million, net of tax) for the discontinued operations of the Inland and Domestic Liftboats segments, respectively. The impairment charges are included in Discontinued Operations on the Consolidated Statements of Operations for the year ended December 31, 2013 (See Note 6).
During December 2013, the Company made the decision to remove the Hercules 153, Hercules 203, Hercules 206 and Hercules 250 from its marketable assets into its non-marketable assets as the Company does not reasonably expect to market these rigs in the foreseeable future. This decision resulted in an impairment charge of approximately $114.2 million ($114.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the year ended December 31, 2013, to write the rigs down to salvage value based on a third party estimate. The financial information for Hercules 153, Hercules 203, Hercules 206 and Hercules 250 have been reported as part of the Domestic Offshore segment.
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the year ended December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$1,500	$—	$—	$1,500	$(42,916)
Property and Equipment, Net (2)	9,340	—	7,840	1,500	(60,693)

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
The fair value of the Company’s 3.375% Convertible Senior Notes, 7.5% Senior Notes, 8.75% Senior Notes, 10.25% Senior Notes, 10.5% Senior Notes, and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$447.5	$—	$—
7.5% Senior Notes, due October 2021	300.0	317.3	—	—
7.125% Senior Secured Notes, due April 2017	300.0	320.1	300.0	317.1
10.5% Senior Notes, due October 2017	—	—	294.5	326.6
10.25% Senior Notes, due April 2019	200.0	226.8	200.0	219.6
3.375% Convertible Senior Notes, due June 2038	7.2	7.1	67.1	68.5
7.375% Senior Notes, due April 2018	3.5	3.5	3.5	3.3
13.    Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid, net during the period for:
Interest, net of capitalized interest	$55,094	$64,332	$68,672
Income taxes	15,658	10,220	7,152
The Company capitalized interest of $20.4 million and $3.6 million during the years ended December 31, 2013 and 2012, respectively. The Company did not capitalize interest in 2011.
Non-cash investing activities in 2011 include the value of the Company's common stock issued in connection with the Seahawk Transaction of $125.3 million (See Note 5).
14.    Concentration of Credit Risk
The Company maintains its cash and cash equivalents in bank deposit accounts at high credit quality financial institutions or in highly rated liquid investments with maturities of three months or less. The balances, at many times, exceed federally insured limits.
The Company provides services to a diversified group of customers in the oil and natural gas exploration and production industry. Credit is extended based on an evaluation of each customer’s financial condition. The Company maintains an allowance for doubtful accounts receivable based on expected collectability and establishes a reserve when payment is unlikely to occur.
15.    Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(68,080)	$(120,004)	$(166,725)
Foreign	30,327	(19,717)	84,293
Total	$(37,753)	$(139,721)	$(82,432)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current-United States	$2,776	$184	$—
Current-foreign	14,539	14,861	16,153
Current-state	(114)	(3,698)	63
Current income tax provision	17,201	11,347	16,216
Deferred-United States	(30,124)	(30,707)	(44,224)
Deferred-foreign	1,341	(708)	304
Deferred-state	638	1,347	22
Deferred income tax benefit	(28,145)	(30,068)	(43,898)
Total income tax benefit	$(10,944)	$(18,721)	$(27,682)

The components of and changes in the net deferred taxes were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforward (Federal, State & Foreign)	$170,772	$155,895
Credit carryforwards	34,805	14,895
Accrued expenses	17,616	19,853
Unearned income	819	2,433
Intangibles	5,141	6,167
Stock-Based compensation	5,954	5,952
Valuation allowance	(61,913)	—
Deferred tax assets	173,194	205,195
Deferred tax liabilities:
Fixed assets	(168,339)	(226,476)
Convertible Notes	(768)	(6,496)
Deferred expenses	(2,210)	(5,130)
Other	(3,713)	(2,688)
Deferred tax liabilities	(175,030)	(240,790)
Net deferred tax liabilities	$(1,836)	$(35,595)
A reconciliation of statutory and effective income tax rates is as shown below:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Taxes on foreign earnings at greater than the U.S. statutory rate	(23.6)	(19.7)	0.5
Officer's Compensation	(3.3)	(0.4)	—
Seahawk tax attributes	152.5	—	—
Valuation allowance	(125.9)	—	—
Other	(5.7)	(1.5)	(1.9)
Effective rate	29.0%	13.4%	33.6%
The amount of consolidated U.S. net operating losses (“NOLs”) available as of December 31, 2013 is approximately $489.8 million, including the NOLs acquired in the Seahawk Transaction. This differs from the NOL reported in the Company's

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements by $4.0 million which represents the unrealized tax benefits associated with equity compensation and uncertain tax position in accordance with FASB ASC 718, Stock Compensation and FASB ASC 740, Income Taxes. These NOLs will expire in the years 2029 through 2031. In addition, the Company has $34.8 million of non-expiring alternative minimum tax credits.
The Company has not recorded deferred income taxes on the remaining undistributed earnings of certain of its foreign subsidiaries because of management’s intent to permanently reinvest such earnings. At December 31, 2013, the aggregate amount of undistributed earnings of the foreign subsidiaries was $79.2 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the remittance of these earnings.
In accordance with FASB ASC 740, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded interest and penalties of $0.2 million through the Income Tax Benefit line of the Consolidated Statements of Operations for each of the years ended December 31, 2013, 2012 and 2011, respectively.
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2007 through 2012 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under a tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2007 through 2012.
Effective April 27, 2011 the Company completed the Seahawk Transaction. The Company’s financial statements were historically prepared assuming this transaction should be treated as a purchase of assets for tax purposes. Seahawk is in a Chapter 11 proceeding in the U.S. Bankruptcy Court. In February 2013, at the direction of the Court, Seahawk made certain distributions to its equity holders. These distributions, taken together with other aspects of the acquisition, changed the tax treatment and caused the Seahawk Transaction to be characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, the Company recorded carryover basis in the Seahawk assets and other tax attributes. Because of the ownership change certain of these carryovers may be subject to specific and in some cases an annual limitation on their utilization. These carryover attributes recognized include net operating losses of $186.7 million, tax credits of $17.1 million, and tax basis in assets of $70.0 million. The Company recorded deferred tax assets, net of a valuation allowance, of approximately $37.7 million in the first quarter of 2013. There can be no assurance that these deferred tax assets will be realized.
In accordance with FASB ASC 740, the Company evaluates its deferred tax assets, including net operating losses and credits, to determine if a valuation allowance should be recognized on the consideration of all available evidence using a "more likely than not" standard. Based on the analysis of all factors management concluded that due to the uncertainty regarding the future realization of the net deferred tax asset, a valuation allowance should be recorded. During the year ended December 31, 2013 the Company recorded a valuation allowance in the amount of $63.7 million. The Company did not have a valuation allowance at December 31, 2012, 2011 and 2010.
The following table presents the reconciliation of the total amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of period	$5,533	$5,533	$4,109
Gross increases — tax positions in prior periods	—	—	1,424
Balance, end of period	$5,533	$5,533	$5,533
The unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitation in the next twelve months. The Company believes it is reasonably possible that approximately $4.8 million of the unrecognized tax benefit may be recognized by the end of 2014 as a result of a lapse of a statute of limitations in a foreign jurisdiction.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year. In June 2013, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Return, for the 2010 calendar year. In January of 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
16.    Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore, and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011, as discontinued operations (See Note 6). The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reportable segments. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the operating results of these assets. In 2012, the Company transferred a liftboat from its Domestic Liftboats segment to its International Liftboats segment. The historical results generated by this vessel, which were previously reported in the Domestic Liftboats segment, are reported in the International Liftboats segment. As a result of this transfer, the historical results of the International Liftboats segment have also been recast to include the operating results of this asset that has not been discontinued.
The following describes the Company's reporting segments as of December 31, 2013:
Domestic Offshore — includes 28 jackup rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Eighteen of the jackup rigs are either under contract or available for contracts and ten are cold stacked.
International Offshore — includes ten jackup rigs outside of the U.S. Gulf of Mexico. The Company has three jackup rigs contracted offshore in Saudi Arabia, two jackup rigs contracted offshore in India, one jackup rig contracted in the Democratic Republic of Congo and one jackup rig contracted offshore in Angola. The Company has one jackup rig cold stacked in Bahrain and one jackup rig cold stacked in Malaysia. Additionally, Hercules Resilience was delivered in October 2013 but remained in the shipyard for the installation of additional equipment at December 31, 2013.
International Liftboats — includes 24 liftboats. Twenty are operating or available for contracts offshore West Africa, including five liftboats owned by a third party, one is cold stacked offshore West Africa and three are operating or available for contracts in the Middle East region.
The Company’s jackup rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.
Information regarding the Company's reportable segments is as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore (a)	$522,705	$90,202	$78,526	$355,762	$8,755	$76,890
International Offshore (b)	190,376	(19,762)	51,759	135,047	(59,205)	45,577
International Liftboats	145,219	37,575	18,627	127,416	38,148	17,213
	$858,300	$108,015	$148,912	$618,225	$(12,302)	$139,680
Corporate	—	(56,583)	3,031	—	(47,425)	2,649
Total Company	$858,300	$51,432	$151,943	$618,225	$(59,727)	$142,329
  _____________________________

(a)
2013 and 2012 Income from Operations for the Company's Domestic Offshore segment includes asset impairment charges of $114.2 million and $25.5 million, respectively (See Note 12). In addition, 2013 Income from Operations for the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's Domestic Offshore segment includes a $31.6 million net gain on Hercules 265 insurance settlement (See Note 17).

(b)
2013 Loss from Operations for the Company's International Offshore segment includes an $11.5 million loss on the sale of Hercules 170 (See Note 6). 2012 Loss from Operations for the Company's International Offshore segment includes asset impairment charges of $82.7 million. In addition, 2012 Loss from Operations for the Company's International Offshore segment includes a gain on the sale of Platform Rig 3 of $18.4 million and a gain on Hercules 185 insurance settlement of $27.3 million (See Notes 6 and 17).

	Year Ended December 31, 2011
	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)
Domestic Offshore	$217,450	$(49,101)	$73,901
International Offshore	237,047	57,842	52,278
International Liftboats	120,074	32,149	20,693
	$574,571	$40,890	$146,872
Corporate	—	(47,302)	2,605
Total Company	$574,571	$(6,412)	$149,477

	Total Assets
	December 31, 2013	December 31, 2012
	(in thousands)
Domestic Offshore	$783,652	$980,973
International Offshore	1,290,122	649,565
Inland	—	107,349
Domestic Liftboats	—	74,824
International Liftboats	180,356	147,823
Corporate	47,318	56,096
Total Company	$2,301,448	$2,016,630

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Capital Expenditures:
Domestic Offshore	$63,344	$42,016	$27,088
International Offshore (a)	459,685	74,235	4,324
Inland	396	1,560	213
Domestic Liftboats	5,678	9,692	11,866
International Liftboats	12,407	8,489	11,217
Delta Towing	—	—	301
Corporate	3,477	2,613	213
Total Company	$544,987	$138,605	$55,222
  _____________________________

(a)	2013 includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenue generated by such assets during the periods. The following tables present revenue and long-lived assets by country based on the location of the service provided:

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Operating Revenue:
United States	$522,705	$356,042	$221,419
Nigeria	115,314	105,176	98,256
Saudi Arabia	114,364	55,911	93,920
India	17,319	56	61,925
Singapore	8,178	6,885	2,827
Other (a)	80,420	94,155	96,224
Total	$858,300	$618,225	$574,571

	As of December 31,
	2013	2012
	(in thousands)
Long-Lived Assets:
United States	$583,868	$883,308
Nigeria	121,148	83,979
Saudi Arabia	332,715	261,433
India	272,069	—
Singapore	339,231	45,798
Other (a)	185,238	263,505
Total	$1,834,269	$1,538,023
  _____________________________

(a)	Other represents countries in which the Company operates that individually had operating revenue or long-lived assets representing less than 10% of total operating revenue or total long-lived assets.
Sales to Major Customers
The Company’s customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of the Company’s total revenue from continuing operations in any of the past three years are as follows:

	Year Ended December 31,
	2013	2012	2011
Chevron Corporation (a)	15%	16%	24%
Saudi Aramco (b)	12	7	15
Oil and Natural Gas Corporation Limited (b)	—	—	11
  _____________________________

(a)	Revenue included in the Company’s Domestic Offshore, International Offshore and International Liftboats segments.

(b)	Revenue included in the Company’s International Offshore segment.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Commitments and Contingencies
Operating Leases
The Company has non-cancellable operating lease commitments that expire at various dates through 2017. As of December 31, 2013, future minimum lease payments related to non-cancellable operating leases were as follows (in thousands):

Years Ended December 31,
2014	$3,901
2015	3,290
2016	2,405
2017	2,296
2018	—
Thereafter	—
Total	$11,892

Rental expense for all operating leases was $15.1 million, $13.8 million and $12.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $0.4 million, $0.7 million, and $0.8 million related to discontinued operations and is included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statements of Operations for the same years, respectively.
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2013, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
The Company’s drilling contracts provide for varying levels of indemnification from its customers and in most cases, may require the Company to indemnify its customers for certain liabilities. Under the Company’s drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that the Company and its customers assume liability for their respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused, and even if the Company is grossly negligent. However, since the Macondo blowout and resulting litigation, some of the Company's customers have been reluctant to extend their indemnity obligations in instances where the Company is grossly negligent. The Company’s customers typically assume responsibility for and agree to indemnify the Company from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blowouts or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be contractually limited or could be determined to be unenforceable in the event of the Company’s gross negligence, willful misconduct or other egregious conduct. In addition, the Company may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. The Company generally indemnifies the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from its rigs or vessels.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has separate primary marine packages for Hercules Triumph and Hercules Resilience that each provide hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages. Each marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. The Company also has operational protection and indemnity coverage up to $500.0 million per rig, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, the Company has coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million per rig and pollution-by blowout coverage up to $10.0 million per rig, all subject to certain contractual assumptions and limitations. The Company does not have coverage inclusive of U.S. Gulf of Mexico named windstorms.
In 2013, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24% and a maturity date of March 2014, of which $9.3 million was outstanding at December 31, 2013. There was $9.1 million outstanding in insurance notes payable at December 31, 2012 which was fully paid during 2013. The amount financed, related interest rate and maturity date in connection with the prior year renewal was $30.1 million at 3.54% which matured in March 2013. Additionally, $0.3 million was outstanding on the $1.3 million note related to the 2013 insurance procured for Hercules Triumph, with an interest rate of 3.24% and a maturity date of March 2014.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
On July 23, 2013, the Company's jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. Natural gas flowing from the well ignited and spread to the rig. On July 25, 2013, the natural gas well apparently bridged over, and the flow of natural gas ceased and the well was thereafter secured by the Company's customer. All 44 personnel aboard the jackup rig were safely evacuated with no reported injuries. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The Company received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million after writing off the rig's net book value of $18.4 million. The cause of the incident is unknown but is under investigation. The Company also has removal of wreck coverage up to a total amount of $110.0 million. The deductible under the Company's package policy, which includes physical damage and removal of wreck coverage, is $5.0 million, but the deductible does not apply in the event the rig is a constructive total loss. In the event any pollution emanated from the Company's rig or equipment as a result of the incident, the Company's vessel pollution policy provides coverage, subject to deductibles and limitations. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Insurance Claims Settlement
In September 2011, the Company was conducting a required annual spud can inspection on Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced additional damage to its legs. The Company conducted a survey of the rig's legs above and below the water line and discovered extensive damage to various portions of the rig's legs. In June 2012, the Company determined that it was unfeasible to repair the damage and return the rig to service and recorded an impairment charge to write the rig down to salvage value (See Note 12). The Company and its insurance underwriters reached a global settlement in September 2012, agreeing that Hercules 185 should be considered a constructive total loss. From this settlement, the Company received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statements of Operations for the year ended December 31, 2012. In the fourth quarter 2013, the Company sold the Hercules 185 for $0.6 million. Pursuant to the Company's settlement with the underwriters, the full proceeds from this sale were transferred to underwriters after closing.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $9.1 million and $12.0 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Unaudited Interim Financial Data
Unaudited interim financial information for the years ended December 31, 2013 and 2012 is as follows:

	Quarter Ended
	March 31 (a)	June 30 (b)	September 30	December 31 (c)
	(in thousands, except per share amounts)
2013
Revenue	$186,195	$211,456	$225,308	$235,341
Operating Income (Loss)	18,187	33,250	45,256	(45,261)
Income (Loss) from Continuing Operations	40,298	16,574	17,159	(100,840)
Income (Loss) from Discontinued Operations, Net of Taxes	(5,136)	(43,953)	8,093	(312)
Net Income (Loss)	35,162	(27,379)	25,252	(101,152)
Loss attributable to Noncontrolling Interest	—	18	21	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$35,162	$(27,361)	$25,273	$(101,152)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per Share:
Basic:
Income (Loss) from Continuing Operations	$0.25	$0.10	$0.11	$(0.63)
Income (Loss) from Discontinued Operations	(0.03)	(0.27)	0.05	—
Net Income (Loss)	$0.22	$(0.17)	$0.16	$(0.63)
Diluted:
Income (Loss) from Continuing Operations	$0.25	$0.10	$0.11	$(0.63)
Income (Loss) from Discontinued Operations	(0.03)	(0.27)	0.05	—
Net Income (Loss)	$0.22	$(0.17)	$0.16	$(0.63)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31	June 30 (d)	September 30 (e)	December 31
	(in thousands, except per share amounts)
2012
Revenue	$128,835	$154,498	$160,157	$174,735
Operating Income (Loss)	(22,872)	(35,781)	(18,274)	17,200
Income (Loss) from Continuing Operations	(33,836)	(52,403)	(37,166)	2,405
Income (Loss) from Discontinued Operations, Net of Taxes	(4,506)	(2,668)	(692)	1,862
Net Income (Loss)	(38,342)	(55,071)	(37,858)	4,267
Loss attributable to Noncontrolling Interest	—	—	—	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$(38,342)	$(55,071)	$(37,858)	$4,267
Net Income (Loss) attributable to Hercules Offshore, Inc. Per Share:
Basic:
Income (Loss) from Continuing Operations	$(0.24)	$(0.33)	$(0.23)	$0.02
Income (Loss) from Discontinued Operations	(0.04)	(0.02)	(0.01)	0.01
Net Income (Loss)	$(0.28)	$(0.35)	$(0.24)	$0.03
Diluted:
Income (Loss) from Continuing Operations	$(0.24)	$(0.33)	$(0.23)	$0.01
Income (Loss) from Discontinued Operations	(0.04)	(0.02)	(0.01)	0.02
Net Income (Loss)	$(0.28)	$(0.35)	$(0.24)	$0.03
_____________________________
(a) Includes a $37.7 million tax benefit related to the Seahawk acquisition.
(b) Income from continuing operations includes a $14.9 million gain on equity investment, while loss from discontinued operations includes $44.4 million in asset impairment charges (See Notes 5, 6 and 12).
(c) Includes $114.2 million in asset impairment charges, an $11.5 million loss on sale of Hercules 170, a $31.6 million gain on the Hercules 265 insurance settlement and a charge of $29.3 million related to the redemption of the 10.5% Senior Notes and issuance of the 7.5% Senior Notes (See Notes 6, 10, 12 and 17).
(d) Includes $47.5 million in asset impairment charges (See Notes 12 and 17).
(e) Includes $60.7 million in asset impairment charges, an $18.4 million gain on the sale of Platform Rig 3 and a $27.3 million gain on the Hercules 185 insurance settlement (See Notes 6, 12 and 17).
19.    Related Parties
The Company engages in transactions in the ordinary course of business with entities with whom certain of the Company's directors or members of management have a relationship. The Company has determined that these transactions were carried out on an arm’s-length basis and are not material individually or in the aggregate. All of these transactions were approved in accordance with the Company’s Policy on Covered Transactions with Related Persons. The following provides a brief description of these relationships.

•
The Company’s Chairman of the Board of Directors is a member of the Board of Directors of Global Energy Services, which includes the Southwest Oilfield Products division, an oilfield equipment manufacturing company. The Company's Chairman of the Board of Directors is also a member of the Board of Directors of Independence Contract Drilling, which purchased Louisiana Electric Rig Services, an equipment manufacturing and service company, from Global Energy Services in 2012.

•	A member of the Company’s Board of Directors is a member of the Board of Directors of HCC Insurance Holdings, a specialty insurance group.

•	A member of the Company’s Board of Directors is a member of the Board of Directors of Bristow Group, Inc.

•	A member of the Company's Board of Directors is a member of the Board of Directors of Technip, a provider of project management, engineering and construction for the energy industry.

•	The Company holds a three percent investment in each of Hall-Houston Exploration II, L.P., Hall-Houston Exploration III, L.P. and Hall-Houston Exploration IV, L.P., exploration and production funds.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
As of December 31, 2012, the Company had an investment in approximately 32% of the total outstanding equity of Discovery. As of December 31, 2013, as a result of additional purchases of shares of Discovery's common stock, the Company held a 100% interest in Discovery (See Note 5). Two of the Company’s officers are on the Board of Directors of Discovery Offshore.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 framework). Based on our assessment, we have concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2013, as stated in their report entitled “Report of Independent Registered Public Accounting Firm” which appears in Item 8 of this annual report.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year on December 31, 2013.
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
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2013.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2013.
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
Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to Hercules' Current Report on Form 8-K dated November 1, 2005 ("the 2005 Form 8-K)).

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

4.10	—	Form of 10.50% Senior Secured Note due 2017 (included in Exhibit 4.9).

Exhibit Number		Description
4.11	—
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

4.17	—	Form of 7.125% Senior Secured Note due 2017 (included in Exhibit 4.16).
4.18	—
Indenture dated as of April 3, 2012, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to the April 2012 8-K).

4.19	—	Form of 10.25% Senior Note due 2019 (included in Exhibit 4.18).
4.20	—
Credit Agreement dated as of April 3, 2012, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.5 to the April 2012 8-K).

4.21	—
Indenture dated as of July 8, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 10, 2013 (the "July 2013 8-K")).

4.22	—	Form 8.750% Senior Note Due 2021 (included in Exhibit 4.21).
4.23	—
Amendment No. 2 to Credit Agreement dated as of July 8, 2013, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.3 of the July 2013 8-K).

4.24	—
Third Supplemental Indenture dated as of October 1, 2013 to Indenture dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 7, 2013 (the "October 2013 8-K")).

4.25	—
Indenture dated as of October 1, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to the October 2013 8-K).

4.26	—	Form of 7.50% Senior Note Due 2021 (included in Exhibit 4.25).
†10.1	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and John T. Rynd (incorporated by reference to Exhibit 10.5 to Hercules' Current Report on Form 8-k dated March 2, 2012 (the "March 2012 8-K")).

†10.2	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and James W. Noe (incorporated by reference to Exhibit 10.6 to the March 2012 8-K).
†10.3	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Stephen M. Butz (incorporated by reference to Exhibit 10.7 to the March 2012 8-K).
†10.4	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Terrell L. Carr (incorporated by reference to Exhibit 10.8 to the March 2012 8-K).
†10.5	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Troy L. Carson (incorporated by reference to Exhibit 10.6 to the March 2012 8-K).

Exhibit Number		Description
†10.6	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).
†10.7	—
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

†10.11	—	Form of Phantom Stock Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to Hercules Quarterly Report on Form 10-Q filed July 27, 2012 (the "July 2012 10-Q")
†10.12	—	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.4 to the July 2012 10-Q).
†10.13	—
Form of Phantom Stock Agreement and Cash Award Agreement for Chief Executive Officer (included as Exhibit 10.1 to the Hercules' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013).

†10.14	—	Form of Phantom Stock Agreement for Employees (included as Exhibit 10.2 to the Hercules' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013).
†10.15	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated March 3, 2009).
†10.16	—
Form of Restricted Stock Agreement for Employees and Consultants (incorporated by reference to Exhibit 10.16 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-51582)).

†10.17	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.14 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-51582)).
†10.18	—	Form of Restricted Stock Agreement (Performance Grant) (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
†10.19	—
Performance Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.27 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-51582)) (the “2010 Form 10-K”).

†10.20	—	Performance Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.28 to the 2010 Form 10-K).
†10.21	—	Special Retention Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.29 to the 2010 Form 10-K).
10.22	—
Registration Rights Agreement, dated as of July 8, 2005, between Hercules and the holders listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-51582)).

10.23	—
Increase Joinder, dated as of April 28, 2008, among Hercules, as borrower, its subsidiaries party thereto, the incremental lenders and other lenders party thereto, and UBS AG Stamford Branch, as administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 30, 2008 (File No. 0-51582)).

10.24	—
Purchase Agreement, dated May 28, 2008, by and between the Company and Goldman, Sachs & Co., Banc of America Securities LLC and UBS Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 3, 2008 (File No. 0-51582)).

10.25	—
Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006 (File No. 0-51582)).

10.26	—
Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).

Exhibit Number		Description
10.27	—
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

10.29	—
Basic Form of Exchange Agreement between the Company and certain holders of our 3.375% Convertible Senior Notes due 2038 (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated June 18, 2009).

10.30	—
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

10.31	—
Intercreditor Agreement dated as of October 20, 2009, among Hercules Offshore, Inc., the subsidiaries party thereto as guarantors, UBS AG, Stamford Branch, as Bank Collateral Agent and U.S. Bank National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated October 26, 2009).

†10.32	—	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K dated March 2, 2012 (the "March 2012 8-K")).
†10.33	—	Form of Stock Option Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the March 2012 8-K).
†10.34	—	Form of Restricted Stock Agreement for Non-Executive Employees and Consultants (incorporated by reference to Exhibit 10.3 to the March 2012 8-K).
†10.35	—	Form of Stock Option Award Agreement for Non-Executive Employees and Consultants (incorporated by reference to Exhibit 10.4 to the March 2012 8-K).
10.36	—
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

10.37	—
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

10.38	—
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

10.39	—
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

10.40	—
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
(c)  Financial Statement Schedules
(1)  Valuation and Qualifying Accounts and Allowances

SCHEDULE II
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2013

		Additions
Description	Balance at Beginning of Period	Charged to Expense, Net	Adjustments	Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$788	$642	$—	$(539)	$891
Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	$11,460	$(8,847)	$—	$(1,825)	$788
Year Ended December 31, 2011:
Allowance for doubtful accounts receivable	$29,798	$(13,623)	$—	$(4,715)	$11,460
All other financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 27, 2014.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2014.

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