Form 10-Q
period 2014-03-31
HERCULES OFFSHORE, INC.
filed 2014-04-23
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of April 17, 2014
160,643,649

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$197,212	$198,406
Accounts Receivable, Net of Allowance for Doubtful Accounts of $357 and $891 as of March 31, 2014 and December 31, 2013, Respectively	224,199	220,139
Prepaids	10,031	20,395
Current Deferred Tax Asset	10,876	10,876
Other	17,708	17,363
	460,026	467,179
Property and Equipment, Net	1,807,343	1,808,526
Cash Designated for Debt Retirement	79,928	—
Other Assets, Net	28,142	25,743
	$2,375,439	$2,301,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$83,031	$80,018
Accrued Liabilities	70,919	81,500
Interest Payable	32,142	33,067
Insurance Notes Payable	—	9,568
Other Current Liabilities	29,093	35,735
	215,185	239,888
Long-term Debt	1,290,664	1,210,676
Deferred Income Taxes	14,788	14,452
Other Liabilities	10,230	12,732
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 163,348 and 162,144 Shares Issued, Respectively; 160,640 and 159,761 Shares Outstanding, Respectively	1,633	1,621
Capital in Excess of Par Value	2,173,307	2,170,811
Treasury Stock, at Cost, 2,708 and 2,383 Shares, Respectively	(56,717)	(55,165)
Retained Deficit	(1,273,651)	(1,293,567)
	844,572	823,700
	$2,375,439	$2,301,448
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$256,734	$186,195
Costs and Expenses:
Operating Expenses	140,752	113,954
Depreciation and Amortization	40,083	34,938
General and Administrative	18,227	19,116
	199,062	168,008
Operating Income	57,672	18,187
Other Income (Expense):
Interest Expense	(22,901)	(17,095)
Loss on Extinguishment of Debt	(15,158)	—
Other, Net	150	196
Income Before Income Taxes	19,763	1,288
Income Tax Benefit	153	39,010
Income from Continuing Operations	19,916	40,298
Loss from Discontinued Operations, Net of Taxes	—	(5,136)
Net Income	$19,916	$35,162
Earnings (Loss) Per Share:
Basic:
Income from Continuing Operations	$0.12	$0.25
Loss from Discontinued Operations	—	(0.03)
Net Income	$0.12	$0.22
Diluted:
Income from Continuing Operations	$0.12	$0.25
Loss from Discontinued Operations	—	(0.03)
Net Income	$0.12	$0.22
Weighted Average Shares Outstanding:
Basic	160,070	158,931
Diluted	161,883	161,125
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$19,916	$35,162
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	40,083	40,815
Stock-Based Compensation Expense	2,400	2,737
Deferred Income Taxes	(4,616)	(36,616)
Other	3,089	1,947
(Increase) Decrease in Operating Assets -
Accounts Receivable	(3,834)	8,607
Prepaid Expenses and Other	9,879	(3,293)
Increase (Decrease) in Operating Liabilities -
Accounts Payable	1,887	13,751
Insurance Notes Payable	(9,568)	(9,123)
Other Current Liabilities	(16,119)	(3,325)
Other Liabilities	(2,472)	(1,983)
Net Cash Provided by Operating Activities	40,645	48,679
Cash Flows from Investing Activities:
Acquisition of Assets	—	(97,000)
Capital Expenditures	(40,665)	(44,973)
Proceeds from Sale of Assets, Net	1,679	2,748
Net Cash Used in Investing Activities	(38,986)	(139,225)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	300,000	—
Redemption of 7.125% Senior Secured Notes	(220,072)	—
Cash Designated for Debt Retirement	(79,928)	—
Payment of Debt Issuance Costs	(2,961)	—
Other	108	768
Net Cash Provided by (Used In) Financing Activities	(2,853)	768
Net Decrease in Cash and Cash Equivalents	(1,194)	(89,778)
Cash and Cash Equivalents at Beginning of Period	198,406	259,193
Cash and Cash Equivalents at End of Period	$197,212	$169,415
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 10). At March 31, 2014, the Company owned a fleet of 38 jackup rigs, 19 liftboat vessels as well as operated an additional five liftboat vessels owned by a third party. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year.
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$19,154	$21,480
Other	9,939	14,255
	$29,093	$35,735

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Numerator:
Income from continuing operations	$19,916	$40,298
Loss from discontinued operations, net of taxes	—	(5,136)
Net income	$19,916	$35,162
Denominator:
Weighted average basic shares	160,070	158,931
Add effect of stock equivalents	1,813	2,194
Weighted average diluted shares	161,883	161,125
The Company calculates basic earnings per share by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

share calculation excludes 1.2 million and 1.1 million stock equivalents for the three months ended March 31, 2014 and 2013, respectively, due to their anti-dilutive effect.

4. Business Combination and Asset Acquisitions
Prior to June 24, 2013, the Company held a 32% equity investment in Discovery Offshore S.A. ("Discovery"). On June 24, 2013 (the "Acquisition Date"), the Company acquired an additional 52% interest to bring the total interest held to 84% ("Discovery Transaction") and began consolidating Discovery's results of operations from that date. As of December 31, 2013, the Company held a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock subsequent to the Acquisition Date.
The unaudited pro forma financial information set forth below has been compiled from historical financial statements as recast for the Company's discontinued operations and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the date indicated or that may be achieved in the future:

Three Months Ended March 31, 2013
(in millions, except per share data)
Revenue	$184.0
Income from Continuing Operations	39.4
Loss from Discontinued Operations, Net of Taxes	(5.1)
Net Income	$34.3

Net Income Per Share:
Basic:
Income from Continuing Operations	$0.25
Loss from Discontinued Operations	(0.03)
Net Income	$0.22
Diluted:
Income from Continuing Operations	$0.24
Loss from Discontinued Operations	(0.03)
Net Income	$0.21
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million and the liftboat Bull Ray for $42.0 million.

5. Dispositions and Discontinued Operations
In 2013, the Company sold its U.S. Gulf of Mexico Liftboats and related assets and additionally sold twelve of its inland barge rigs and related assets, comprising the majority of the Inland segment fleet. The results of operations of the former Domestic Liftboat and Inland segments are reflected in the Consolidated Statements of Operations for the three months ended March 31, 2013 as discontinued operations.
Interest charges of $0.8 million and $0.6 million have been allocated, based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets, to the Inland and Domestic Liftboats segments, respectively, for the three months ended March 31, 2013.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Operating results included in discontinued operations were as follows:

Three Months Ended March 31, 2013
(in thousands)
Inland:
Revenue	$4,348
Loss Before Income Taxes	$(4,785)
Income Tax Benefit	350
Loss from Discontinued Operations, Net of Taxes	$(4,435)
Domestic Liftboats:
Revenue	$14,784
Loss Before Income Taxes	$(701)
Income Tax Benefit	—
Loss from Discontinued Operations, Net of Taxes	$(701)
Total:
Revenue	$19,132
Loss Before Income Taxes	$(5,486)
Income Tax Benefit	350
Loss from Discontinued Operations, Net of Taxes	$(5,136)

6.    Debt
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governs its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of March 31, 2014, no amounts were outstanding and $10.5 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $139.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of March 31, 2014, the Company was in compliance with all covenants under its revolving credit facility.
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
6.75% Senior Notes due 2022
On March 26, 2014, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. Interest on the notes will accrue from and including March 26, 2014 at a rate of 6.75% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2014. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
Prior to April 1, 2017, the Company may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 106.75% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) the Company makes such redemption not more than 180 days after consummation of such equity offering. In addition, prior to April 1, 2017, the Company may redeem all or part of the notes at a price equal to 100% of the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after April 1, 2017, the Company may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning April 1 of the years indicated:

Year	Optional Redemption Price
2017	105.063%
2018	103.375%
2019	101.688%
2020 and thereafter	100.000%
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
Retirement of 7.125% Senior Secured Notes
In 2012, the Company issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014 the Company commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of its 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014 for $232.7 million using a portion of the proceeds from the issuance of the 6.75% Senior Notes. Liens securing the Company's obligations and certain other restrictions under the 7.125% Senior Secured Notes were released pursuant to the supplemental indenture which became effective on March 26, 2014. The Company expects to use the remaining net proceeds from the 6.75% Senior Notes due 2022 offering, together with cash on hand, to complete the redemption of the remaining $79.9 million aggregate principal amount of the 7.125% Senior Secured Notes on April 29, 2014 for approximately $84.2 million. As such, the Company has classified approximately $79.9 million of its cash on hand as Cash Designated for Debt Retirement on the Balance Sheet as of March 31, 2014.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, and 10.25% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Substantially all of the Company's domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 7.125% Senior Secured Notes and 10.25% Senior Notes.
Loss on Extinguishment of Debt
During the three months ended March 31, 2014, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

•
In March 2014, the Company incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes.

7.    Fair Value Measurements
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair values because of the short-term nature of the instruments. The fair value of the Company's cash equivalents are Level 1.
The fair value of the Company’s 3.375% Convertible Senior Notes, 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$444.6	$400.0	$447.5
7.5% Senior Notes, due October 2021	300.0	304.9	300.0	317.3
6.75% Senior Notes, due April 2022	300.0	295.3	—	—
7.125% Senior Secured Notes, due April 2017	79.9	84.4	300.0	320.1
10.25% Senior Notes, due April 2019	200.0	225.2	200.0	226.8
3.375% Convertible Senior Notes, due June 2038	7.2	6.8	7.2	7.1
7.375% Senior Notes, due April 2018	3.5	3.4	3.5	3.5
8.    Long-Term Incentive Awards
Stock-based Compensation

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) provides for the granting of stock options, restricted stock, phantom stock, performance stock awards and other stock-based awards to selected employees and non-employee directors of the Company. At March 31, 2014, approximately 2.1 million shares were available for grant or award under the 2004 Plan.
During the three months ended March 31, 2014, the Company granted the following equity awards:

•
Time-based awards The Company granted 1.2 million time-based restricted stock awards to employees which vest 1/3 per year. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $4.72 for the awards granted in the three months ended March 31, 2014.

•
Objective-based awards The Company granted additional compensation awards to employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. These awards, which cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to maximum, as defined by the agreements. For the CEO's portion of these awards, the portion payable in cash is based on the achievement of certain market-based and Company-based performance objectives being met at threshold levels when combined. The fair value of all awards requiring share settlement is measured at the fair value on the grant date, while those requiring cash settlement are remeasured at the end of each reporting period.

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
9.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2007 through 2013 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, TODCO tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2007 through 2013.
Effective April 27, 2011, the Company completed the Seahawk Transaction. For tax purposes this was characterized as a reorganization pursuant to IRC §368(a)(1)(G). Therefore, the Company recorded deferred tax assets, net of a valuation allowance, of approximately $37.7 million in the first quarter 2013. There can be no assurance that these deferred tax assets will be realized.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.
In June 2013, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Return for the 2010 calendar year. The audit was completed during March 2014 and the Company received notification from the Internal Revenue Service that the audit resulted in no change to the Company's reported tax. In January 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
During the three months ended March 31, 2014, the Company recognized $4.8 million of tax benefit as a result of the tolling of a statute of limitations in a foreign jurisdiction.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

10.   Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the former Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three months ended March 31, 2013 as discontinued operations. The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments (See Note 5). The remaining assets of the former Inland segment, which included spare equipment, one cold stacked barge and a barge that will be used as a training rig, have been transferred to the Domestic Offshore segment and the historical results of Domestic Offshore have been recast to include the operating results of these assets.
The Company’s jackup rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.
Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$143,265	$51,546	$17,371	$121,115	$39,955	$19,844
International Offshore	80,938	14,642	16,626	31,774	(12,169)	10,020
International Liftboats	32,531	5,564	5,126	33,306	5,152	4,352
	$256,734	$71,752	$39,123	$186,195	$32,938	$34,216
Corporate	—	(14,080)	960	—	(14,751)	722
Total Company	$256,734	$57,672	$40,083	$186,195	$18,187	$34,938

	Total Assets
	March 31, 2014	December 31, 2013
	(in thousands)
Domestic Offshore	$815,510	$783,652
International Offshore	1,310,433	1,290,122
International Liftboats	201,218	180,356
Corporate	48,278	47,318
Total Company	$2,375,439	$2,301,448

11.    Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of March 31, 2014, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
The Company has separate primary marine packages for Hercules Triumph and Hercules Resilience that each provide hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  Each marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. The Company also has operational protection and indemnity coverage up to $500.0 million per rig, subject to a $50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, the Company has coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million per rig and pollution-by-blowout coverage up to $10.0 million per rig, all subject to certain contractual assumptions and limitations.  The Company does not have coverage inclusive of U.S. Gulf of Mexico named windstorms for the Hercules Triumph and Hercules Resilience.
In 2013, in connection with the renewal of certain of its insurance policies, the Company entered into an agreement to finance a portion of its annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24%. Additionally, $1.3 million of insurance premiums for the Hercules Triumph were financed at an interest rate of 3.24%. There was $9.6 million outstanding in insurance notes payable at December 31, 2013 which were fully paid by their maturity date of March 2014.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. The Company also has removal of wreck coverage up to a total amount of $110.0 million. In the event any pollution emanated from the Company's rig or equipment as a result of the incident, the Company's vessel pollution policy provides coverage, subject to deductibles and limitations. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $6.8 million and $9.1 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.
12.    Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The amendments in this ASU provides guidance on presentation of unrecognized tax benefits and is expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company adopted ASU 2013-11 as of January 1, 2014 with no material impact on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for disposals of a significant part of an organization that does not qualify as discontinued operations. The amendments in this ASU are effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals that have not been previously reported. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and March 31, 2013, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of April 22, 2014, we owned a fleet of 38 jackup rigs, 19 liftboat vessels as well as operated an additional five liftboat vessels owned by a third party. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Our drilling rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.
Our liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well. Under most of our liftboat contracts, we are paid a fixed dayrate for the rental of the vessel, which typically includes the costs of a small crew of five to ten employees, and we also receive a variable rate for reimbursement of other operating costs such as catering, fuel, oil, rental equipment, crane overtime and other items.
Our backlog at April 22, 2014, totaled approximately $1.0 billion for our executed contracts. Approximately $424.0 million of this backlog is expected to be realized during the remainder of 2014. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	28	29
Revenue	$143,265	$121,115	$22,150	18.3%
Operating expenses	72,800	59,751	13,049	21.8%
Depreciation and amortization expense	17,371	19,844	(2,473)	(12.5)%
General and administrative expenses	1,548	1,565	(17)	(1.1)%
Operating income	$51,546	$39,955	$11,591	29.0%
International Offshore:
Number of rigs (as of end of period)	10	9
Revenue	$80,938	$31,774	$49,164	154.7%
Operating expenses	47,538	31,911	15,627	49.0%
Depreciation and amortization expense	16,626	10,020	6,606	65.9%
General and administrative expenses	2,132	2,012	120	6.0%
Operating income (loss)	$14,642	$(12,169)	$26,811	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	25
Revenue	$32,531	$33,306	$(775)	(2.3)%
Operating expenses	20,414	22,292	(1,878)	(8.4)%
Depreciation and amortization expense	5,126	4,352	774	17.8%
General and administrative expenses	1,427	1,510	(83)	(5.5)%
Operating income	$5,564	$5,152	$412	8.0%
Total Company:
Revenue	$256,734	$186,195	$70,539	37.9%
Operating expenses	140,752	113,954	26,798	23.5%
Depreciation and amortization expense	40,083	34,938	5,145	14.7%
General and administrative expenses	18,227	19,116	(889)	(4.7)%
Operating income	57,672	18,187	39,485	217.1%
Interest expense	(22,901)	(17,095)	(5,806)	34.0%
Loss on extinguishment of debt	(15,158)	—	(15,158)	n/m
Other, net	150	196	(46)	(23.5)%
Income before income taxes	19,763	1,288	18,475	n/m
Income tax benefit	153	39,010	(38,857)	(99.6)%
Income from continuing operations	19,916	40,298	(20,382)	(50.6)%
Loss from discontinued operations, net of taxes	—	(5,136)	5,136	n/m
Net income	$19,916	$35,162	$(15,246)	(43.4)%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended March 31, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,344	1,620	83.0%	$106,596	$44,938
International Offshore	595	675	88.1%	136,030	70,427
International Liftboats	1,199	2,070	57.9%	27,132	9,862

	Three Months Ended March 31, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,548	1,620	95.6%	$78,240	$36,883
International Offshore	269	450	59.8%	118,119	70,913
International Liftboats	1,450	2,011	72.1%	22,970	11,085
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

For the Three Months Ended March 31, 2014 and 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $44 million. Partially offsetting this increase, operating days declined in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease in revenue of approximately $22 million, primarily due to two rigs being in the shipyard a significant portion of the Current Quarter for special surveys and the Hercules 265 being out of service.
International Offshore. Revenue for our International Offshore segment increased due to the following:
•$20.7 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$12.9 million increase from Hercules 266 as the rig commenced work in April 2013;

•	$9.7 million increase from Hercules 267 as the rig commenced work in November 2013; and
•$5.7 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;
International Liftboats. The decrease in revenue from our International Liftboats segment resulted largely from a decrease in utilization of the majority of our vessels in West Africa. This decrease was partially offset by a $5.2 million increase from the Bull Ray, which was purchased in March 2013.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.

Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment is primarily due to the following:
•$2.9 million increase in labor costs in the Current Quarter as compared to the Comparable Quarter;
•$2.9 million increase to state sales and use taxes in the Current Quarter;
•$1.5 million of asset sale gains in the Comparable Quarter; and
•$3.3 million increase due to the reactivation of Hercules 209 in May 2013.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:
•$6.9 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013;
•$7.0 million increase from Hercules 267 as it commenced work in November 2013;
•$4.5 million increase from Hercules 266 as the rig began working in April 2013;
•$3.7 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014; and

•	$5.4 million decrease from Hercules 260 in the Current Quarter as compared to the Comparable Quarter primarily due to repair costs in the Comparable Quarter related to the rig's spud can damage.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to the $2.6 million write down of a cold stacked vessel in West Africa to fair market value in the Comparable Quarter.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional deprecation for the Hercules 266, Hercules Triumph, Hercules 267 and other capital projects, which contributed to increases of $2.7 million, $2.0 million, $1.6 million and $4.1 million, respectively. These increases are partially offset by a reduction in depreciation of $3.4 million due to rigs impaired in 2013.
Interest Expense
The increase in interest expense for the Current Quarter is primarily due to $8.7 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013, partially offset by a $2.4 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013. Additionally, we redeemed a portion of our 3.375% Convertible Senior Notes in the second quarter of 2013 which contributed to a $1.3 million reduction in interest expense in the Current Quarter as compared to the Comparable Quarter.
Loss on Extinguishment of Debt
During the Current Quarter, we redeemed $220.1 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $12.6 million for the call premium and wrote off $1.4 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
Income Tax Benefit
During the Current Quarter we generated an income tax benefit from continuing operations of $0.2 million compared to $39.0 million in the Comparable Quarter. The change is primarily related to the $37.7 million tax benefit recorded in the Comparable Quarter related to the tax attributes received from the Seahawk Transaction.  Additionally, the variation is due to the tax effect of the mix of earnings (losses) from different jurisdictions partially offset by the impact of discrete items.
Discontinued Operations
We had a loss from our former Inland and Domestic Liftboat operations of $4.4 million, net of taxes, and $0.7 million, net of taxes, respectively, in the comparable quarter. The sale of the Inland assets and domestic liftboats assets was completed in the third quarter of 2013.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income, adjusted income from continuing operations, adjusted diluted earnings per share from continuing operations, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Credit Agreement requires us to maintain compliance with a maximum secured leverage ratio, which contains Non-GAAP adjustments as components, iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Income from Continuing Operations	$19,916	$40,298
Adjustments:
Loss on extinguishment of debt	15,158	—
Tax benefit (a)	—	(37,729)
Total adjustments	15,158	(37,729)
Adjusted Income from Continuing Operations	$35,074	$2,569
Diluted Earnings per Share from Continuing Operations	$0.12	$0.25
Adjustments:
Loss on extinguishment of debt	0.10	—
Tax benefit (a)	—	(0.23)
Total adjustments	0.10	(0.23)
Adjusted Diluted Earnings per Share from Continuing Operations	$0.22	$0.02
Income from Continuing Operations	$19,916	$40,298
Interest expense	22,901	17,095
Income tax benefit	(153)	(39,010)
Depreciation and amortization	40,083	34,938
EBITDA	82,747	53,321
Adjustments:
Loss on extinguishment of debt	15,158	—
Total adjustments	15,158	—
Adjusted EBITDA	$97,905	$53,321
____________________________
(a) Tax benefit recognized of $37.7 million related to the change in characterization of the Seahawk acquisition for tax purposes from a purchase of assets to a reorganization.
CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income taxes, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, capital budgets of our customers as well as their ability to obtain necessary drilling permits to operate in the region. Although natural gas has historically accounted for a greater percentage of hydrocarbon production in the U.S. Gulf of Mexico, our domestic offshore customers are now largely focused on drilling activities that contain higher concentrations of crude oil and condensates. We expect this condition to persist, given the disparity between the price of crude oil and natural gas.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region, and in other instances have mobilized rigs out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 37 rigs as of April 21, 2014, of which we estimate that 32 rigs are contracted.
Discussions with our domestic customers suggest an extensive inventory of oil and liquids rich directed drilling opportunities exists in the U.S. Gulf of Mexico Shelf. Relatively high crude oil prices and our customers' emphasis on drilling oil and liquids rich prospects could support a relatively stable base of jackup rig demand over the long term. Tempering this long term demand outlook for oil drilling is the market expectation for a prolonged period of low natural gas prices.  Although natural gas prices have improved over the past six months, customer discussions do not currently indicate incremental demand for gas-directed drilling activity.  In addition, slower contracting activity since late 2013 has led to a decline in Domestic Offshore backlog. Over the next several years, we estimate approximately 17 jackup rigs owned by international drilling contractors working in Mexico are scheduled to end their current contracts with PEMEX. It is uncertain whether PEMEX will re-contract these rigs, and if not, where these rigs will migrate to. With regard to our cost structure, we expect to experience some inflationary pressures, particularly in labor, as strong drilling activity worldwide has led to a tightening of skilled labor across the oilfield service industry
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices and capital budget announcements by National and International Oil Companies, leads us to believe that international capital spending and demand for jackup rigs overseas will increase in 2014. Our expectation for greater international rig demand is tempered by the anticipated growth in supply from newly constructed rigs. As of April 21, 2014, there were approximately 447 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico, excluding cold stacked rigs, of which only 19 rigs were uncontracted. In addition, globally, there are an estimated 144 new jackup rigs either under construction, on order, or planned for delivery from 2014 to 2017, of which 127 are without contracts. With the exception of the rigs we acquired from Discovery, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
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
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa was fairly weak in the beginning months of 2014 and we could see continued volatility in utilization through the rest of the year. Additionally, expected mobilization of additional vessels to the region could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the Middle East, we expect healthy multi-year demand for liftboats to support increases in construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the three months ended March 31, 2014 are as follows (in millions):

Net Cash Provided by Operating Activities	$40.6
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(40.7)
Proceeds from Sale of Assets, Net	1.7
Total	(39.0)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	300.0
Redemption of 7.125% Senior Secured Notes	(220.1)
Cash Designated for Debt Retirement	(79.9)
Payment of Debt Issuance Costs	(2.9)
Other	0.1
Total	(2.8)
Net Decrease in Cash and Cash Equivalents	$(1.2)
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. Additional debt issuances are subject to certain restrictions in our Credit Agreement and indentures. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt, to fund capital expenditures or for general corporate purposes.
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
Senior Secured Credit Agreement
On April 3, 2012 we entered into a credit agreement which as amended on July 8, 2013 (the “Credit Agreement”) governs our senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of March 31, 2014, no amounts were outstanding and $10.5 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $139.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of March 31, 2014, we were in compliance with all covenants under our revolving credit facility.
Our obligations under the Credit Agreement are guaranteed by substantially all of our current domestic subsidiaries (collectively, the “Guarantors”), and the obligations of the Company and the Guarantors are secured by liens on substantially all of the vessels owned by the Company and the Guarantors, together with certain accounts receivable, equity of subsidiaries, equipment and other assets.
6.75% Senior Notes
On March 26, 2014, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. Interest on the notes will accrue from and including March 26, 2014 at a rate of 6.75% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2014. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.

Prior to April 1, 2017, we may redeem the notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 106.75% of the aggregate principal amount plus accrued and unpaid interest; provided, that (i) after giving effect to any such redemptions, at least 65% of the notes originally issued would remain outstanding immediately after such redemption and (ii) we make such redemption not more than 180 days after consummation of such equity offering. In addition, prior to April 1, 2017, we may redeem all or part of the notes at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, and accrued and unpaid interest.
On or after April 1, 2017, we may redeem all or part of the notes at the redemption prices set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning April 1 of the years indicated:

Year	Optional Redemption Price
2017	105.063%
2018	103.375%
2019	101.688%
2020 and thereafter	100.000%
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
Retirement of 7.125% Senior Secured Notes
In 2012, we issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014, we commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of our 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014 for $232.7 million using a portion of the proceeds from the issuance of the 6.75% Senior Notes. Liens securing our obligations and certain other restrictions under the 7.125% Senior Secured Notes were released pursuant to the supplemental indenture which became effective on March 26, 2014. We expect to use the remaining net proceeds from the 6.75% Senior Notes offering, together with cash on hand, to complete the redemption of the remaining $79.9 million aggregate principal amount of the 7.125% Senior Secured Notes on April 29, 2014 for approximately $84.2 million. As such, we have classified approximately $79.9 million of our cash on hand as Cash Designated for Debt Retirement on the Balance Sheet as of March 31, 2014.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 7.125% Senior Secured Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, and 10.25% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 7.125% Senior Secured Notes and 10.25% Senior Notes.
Loss on Extinguishment of Debt
During the three months ended March 31, 2014, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

•
In March 2014, we incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes.

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
We have separate primary marine packages for Hercules Triumph and Hercules Resilience that each provide hull and machinery coverage up to $250.0 million, subject to a $2.5 million per-occurrence deductible, which increases to $5.0 million for losses incurred during delivery voyages.  Each marine package also provides coverage for cargo, contractor's extra expense and loss of hire coverage. We also have operational protection and indemnity coverage up to $500.0 million per rig, subject to a

$50,000 per-occurrence deductible for claims originating outside the U.S. and a $250,000 per-occurrence deductible for claims originating in the U.S. Additionally, we have coverage for extended contractual liability that includes subsea activities, property and personnel, and clean-up costs up to $25.0 million per rig and pollution-by-blowout coverage up to $10.0 million per rig, all subject to certain contractual assumptions and limitations.  We do not have coverage inclusive of U.S. Gulf of Mexico named windstorms for the Hercules Triumph and Hercules Resilience.
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
In 2013, in connection with the renewal of certain of our insurance policies, we entered into an agreement to finance a portion of our annual insurance premiums. Approximately $30.7 million was financed through this arrangement with an interest rate of 3.24%. Additionally, $1.3 million of insurance premiums for the Hercules Triumph were financed at an interest rate of 3.24%. There was $9.6 million outstanding in insurance notes payable at December 31, 2013 which were fully paid by their maturity date of March 2014.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the remainder of 2014 to approximate $85 million to $100 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2014.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first three months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.
•Settled $9.6 million of insurance notes payable outstanding at December 31, 2013;
•Retired $220.1 million aggregate principal amount of the 7.125% Senior Secured Notes and expect to retire the remaining $79.9 million aggregate principal amount of these notes in the second quarter of 2014 (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations") and
•Issued $300.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations").
For additional information about our contractual obligations as of December 31, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Accounting Pronouncements
See Note 12 to our condensed consolidated financial statements included elsewhere in this report.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this quarterly report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this quarterly report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	the adequacy and costs of sources of credit and liquidity;

•	our ability to collect receivables due from our customers;

•
the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia, Eastern Europe and other oil and natural gas producing regions or acts of terrorism or piracy;

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
We believe our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of such report.

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
The information set forth under the caption "Legal Proceedings" in Note 11 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS
For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1-31, 2014	218	$5.80	N/A	N/A
February 1-28, 2014	225,808	4.74	N/A	N/A
March 1-31, 2014	99,419	4.82	N/A	N/A
Total	325,445	4.77	N/A	N/A
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
First Supplemental Indenture dated as of March 26, 2014 to Indenture dated as of April 3, 2012, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2014 (the "March 2014 8-K”)).

4.2	—
Indenture dated as of March 26, 2014, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to the March 2014 8-K).

4.3	—	Form of 6.750% Senior Note Due 2022 (included as Exhibit A to Exhibit 4.2 of the March 2014 8-K).
10.1	—
Purchase Agreement, dated March 12, 2014, by and among Hercules Offshore, Inc., the guarantors party thereto, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., UBS Securities LLC and Capital One Securities, Inc., as representatives of the initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 18, 2014).

*10.2	—	Form of 2014 Phantom Stock Agreement and Cash Award Agreement for Chief Executive Officer.
*10.3	—	Form of 2014 Phantom Stock Agreement for Employees.
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document
*101.SCH	—	XBRL Schema Document
*101.CAL	—	XBRL Calculation Linkbase Document
*101.DEF	—	XBRL Definition Linkbase Document
*101.LAB	—	XBRL Label Linkbase Document
*101.PRE	—	XBRL Presentation Linkbase Document
 _____________________________

*	Filed herewith.

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

Date: April 23, 2014