Form 10-Q
period 2014-06-30
HERCULES OFFSHORE, INC.
filed 2014-07-23
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 18, 2014
160,779,863

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$191,905	$198,406
Accounts Receivable, Net	198,275	220,139
Prepaids	41,771	20,395
Current Deferred Tax Asset	10,876	10,876
Other	14,153	17,363
	456,980	467,179
Property and Equipment, Net	1,819,400	1,808,526
Other Assets, Net	26,512	25,743
	$2,302,892	$2,301,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$87,584	$80,018
Accrued Liabilities	65,833	81,500
Interest Payable	32,281	33,067
Insurance Notes Payable	—	9,568
Other Current Liabilities	30,431	35,735
	216,129	239,888
Long-term Debt	1,210,796	1,210,676
Deferred Income Taxes	15,394	14,452
Other Liabilities	7,012	12,732
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 163,493 and 162,144 Shares Issued, Respectively; 160,779 and 159,761 Shares Outstanding, Respectively	1,635	1,621
Capital in Excess of Par Value	2,175,675	2,170,811
Treasury Stock, at Cost, 2,714 and 2,383 Shares, Respectively	(56,744)	(55,165)
Retained Deficit	(1,267,005)	(1,293,567)
	853,561	823,700
	$2,302,892	$2,301,448
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$242,963	$211,456	$499,697	$397,651
Costs and Expenses:
Operating Expenses	126,725	118,857	267,477	232,811
Depreciation and Amortization	43,670	37,928	83,753	72,866
General and Administrative	22,519	21,421	40,746	40,537
	192,914	178,206	391,976	346,214
Operating Income	50,049	33,250	107,721	51,437
Other Income (Expense):
Interest Expense	(26,069)	(18,040)	(48,970)	(35,135)
Loss on Extinguishment of Debt	(4,767)	—	(19,925)	—
Gain on Equity Investment	—	14,876	—	14,876
Other, Net	214	(1,511)	364	(1,315)
Income Before Income Taxes	19,427	28,575	39,190	29,863
Income Tax Benefit (Provision)	(12,781)	(12,001)	(12,628)	27,009
Income from Continuing Operations	6,646	16,574	26,562	56,872
Loss from Discontinued Operations, Net of Taxes	—	(43,953)	—	(49,089)
Net Income (Loss)	6,646	(27,379)	26,562	7,783
Loss attributable to Noncontrolling Interest	—	18	—	18
Net Income (Loss) attributable to Hercules Offshore, Inc.	$6,646	$(27,361)	$26,562	$7,801
Net Income (Loss) attributable to Hercules Offshore, Inc. Per share:
Basic:
Income from Continuing Operations	$0.04	$0.10	$0.17	$0.36
Loss from Discontinued Operations	—	(0.27)	—	(0.31)
Net Income (Loss)	$0.04	$(0.17)	$0.17	$0.05
Diluted:
Income from Continuing Operations	$0.04	$0.10	$0.16	$0.35
Loss from Discontinued Operations	—	(0.27)	—	(0.30)
Net Income (Loss)	$0.04	$(0.17)	$0.16	$0.05
Weighted Average Shares Outstanding:
Basic	160,713	159,574	160,392	159,252
Diluted	161,795	161,442	161,839	161,283
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$26,562	$7,801
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	83,753	83,764
Stock-Based Compensation Expense	4,771	5,169
Deferred Income Taxes	(5,213)	(20,812)
Gain on Equity Investment	—	(14,876)
Provision for Doubtful Accounts Receivable	5,088	356
(Gain) Loss on Disposal of Assets, Net	(17,003)	1,743
Asset Impairment	—	44,370
Other	4,220	3,585
(Increase) Decrease in Operating Assets -
Accounts Receivable	16,776	(12,053)
Prepaid Expenses and Other	(26,588)	495
Increase (Decrease) in Operating Liabilities -
Accounts Payable	7,566	17,370
Insurance Notes Payable	(9,568)	(12,158)
Other Current Liabilities	(19,680)	(22,118)
Other Liabilities	(5,714)	8,971
Net Cash Provided by Operating Activities	64,970	91,607
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	—	(178,136)
Capital Expenditures	(100,448)	(80,699)
Insurance Proceeds Received	9,067	—
Proceeds from Sale of Assets, Net	23,717	8,797
Net Cash Used in Investing Activities	(67,664)	(250,038)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	300,000	—
Redemption of 7.125% Senior Secured Notes	(300,000)	—
Redemption of 3.375% Convertible Senior Notes	—	(61,274)
Payment of Debt Issuance Costs	(3,914)	—
Other	107	1,170
Net Cash Used In Financing Activities	(3,807)	(60,104)
Net Decrease in Cash and Cash Equivalents	(6,501)	(218,535)
Cash and Cash Equivalents at Beginning of Period	198,406	259,193
Cash and Cash Equivalents at End of Period	$191,905	$40,658
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 10). At June 30, 2014, the Company operated a fleet of 36 jackup rigs, including one rig under construction, and 24 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.
Drilling Contract Award and Rig Construction Contract
In May 2014, the Company signed a five-year drilling contract with Maersk Oil North Sea UK Limited for a newbuild jackup rig the Company will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The rig is expected to be delivered in April 2016 (See Note 11).
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$14,506	$21,480
Taxes Payable	11,751	10,266
Other	4,174	3,989
	$30,431	$35,735

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Equity
Changes in equity during the six months ended June 30, 2013 are presented below:

	Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in thousands)
Balance at December 31, 2012	$882,762	$—	$882,762
Net Income (Loss)	7,801	(18)	7,783
Acquisition of Interest in Discovery	—	22,325	22,325
Compensation Expense Recognized	5,169	—	5,169
Repurchase of Common Stock	(1,872)	—	(1,872)
Excess Tax Benefit, Net from Stock-Based Arrangements	830	—	830
Other	274	—	274
Balance at June 30, 2013	$894,964	$22,307	$917,271

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Income from continuing operations	$6,646	$16,574	$26,562	$56,872
Less: Loss attributable to noncontrolling interest	—	18	—	18
Adjusted income from continuing operations	6,646	16,592	26,562	56,890
Loss from discontinued operations, net of taxes	—	(43,953)	—	(49,089)
Net income (loss) attributable to Hercules Offshore, Inc.	$6,646	$(27,361)	$26,562	$7,801
Denominator:
Weighted average basic shares	160,713	159,574	160,392	159,252
Add effect of stock equivalents	1,082	1,868	1,447	2,031
Weighted average diluted shares	161,795	161,442	161,839	161,283
The Company calculates basic earnings per share by dividing net income attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation excludes 1.5 million and 1.3 million stock equivalents for the three and six months ended June 30, 2014, respectively, due to their anti-dilutive effect. The Company's diluted earnings per share calculation excludes 0.8 million and 1.0 million stock equivalents for the three and six months ended June 30, 2013, respectively, due to their anti-dilutive effect.
4. Business Combination and Asset Acquisitions
Prior to June 24, 2013, the Company held a 32% equity investment in Discovery Offshore S.A. ("Discovery"). On June 24, 2013 (the "Acquisition Date"), the Company acquired an additional 52% interest to bring the total interest held to 84% ("Discovery Transaction") and began consolidating Discovery's results of operations from that date. The Company recognized a $14.9 million gain, included in Gain on Equity Investment in the Consolidated Statement of Operations for the three and six

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

months ended June 30, 2013, as a result of remeasuring its 32% equity interest in Discovery at its fair value as of the Acquisition Date in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The Company holds a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock in the third quarter of 2013.
The unaudited pro forma financial information set forth below has been compiled from historical financial statements as recast for the Company's discontinued operations and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the date indicated or that may be achieved in the future:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions, except per share data)
Revenue	$207.5	$391.4
Income from Continuing Operations	3.7	43.1
Loss from Discontinued Operations, Net of Taxes	(44.0)	(49.1)
Net Loss	(40.3)	(6.0)
Loss attributable to Noncontrolling Interest	$0.3	$0.4
Net Loss attributable to Hercules Offshore, Inc.	$(40.0)	$(5.6)

Net Loss attributable to Hercules Offshore, Inc. Per Share:
Basic:
Income from Continuing Operations	$0.02	$0.27
Loss from Discontinued Operations	(0.27)	(0.31)
Net Loss	$(0.25)	$(0.04)
Diluted:
Income from Continuing Operations	$0.02	$0.27
Loss from Discontinued Operations	(0.27)	(0.31)
Net Loss	$(0.25)	$(0.04)
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

5. Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the six months ended June 30, 2014.

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss) (a)
				(in thousands)
2014:
	Hercules 258	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002	Domestic Offshore	April 2014	1,750	470
	Hercules 250	Domestic Offshore	June 2014	8,450	6,883
				$22,200	$17,879
_____________________
(a) Included in Operating Expenses on the Consolidated Statement of Operations for the three and six months ended June 30, 2014.
Discontinued Operations
In 2013, the Company sold its U.S. Gulf of Mexico liftboats and related assets and additionally sold twelve of its inland barge rigs and related assets, comprising the majority of the Inland segment fleet. These long-lived assets were held for sale at June 30, 2013 and were written down to their fair value less estimated cost to sell, resulting in impairment charges of $40.9 million ($40.7 million, net of tax) and $3.5 million ($3.5 million, net of tax) which are included in the discontinued operations of the Inland and Domestic Liftboats segments, respectively, for the three and six months ended June 30, 2013.
Interest charges have been allocated, based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets, to the Inland and Domestic Liftboats segments. Interest allocated to discontinued operations of the Inland segment was $0.5 million and $1.3 million for the three and six months ended June 30, 2013, respectively. Interest allocated to discontinued operations of the Domestic Liftboats segment was $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively.
Operating results included in discontinued operations were as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Inland:
Revenue	$9,924	$14,272
Loss Before Income Taxes	$(39,888)	$(44,673)
Income Tax Benefit (Provision)	(176)	174
Loss from Discontinued Operations, Net of Taxes	$(40,064)	$(44,499)
Domestic Liftboats:
Revenue	$14,841	$29,625
Loss Before Income Taxes	$(3,889)	$(4,590)
Income Tax Benefit	—	—
Loss from Discontinued Operations, Net of Taxes	$(3,889)	$(4,590)
Total:
Revenue	$24,765	$43,897
Loss Before Income Taxes	$(43,777)	$(49,263)
Income Tax Benefit (Provision)	(176)	174
Loss from Discontinued Operations, Net of Taxes	$(43,953)	$(49,089)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

6.    Debt
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governs its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of June 30, 2014, no amounts were outstanding and $10.5 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $139.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of June 30, 2014, the Company was in compliance with all covenants under its revolving credit facility.
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
Retirement of 7.125% Senior Secured Notes
In 2012, the Company issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014 the Company commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of its 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014 for $232.7 million using a portion of the proceeds

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

from the issuance of the 6.75% Senior Notes. Additionally, on April 29, 2014, the Company redeemed all $79.9 million of the remaining outstanding 7.125% Senior Secured Notes for approximately $84.2 million using the remaining net proceeds from the 6.75% Senior Notes offering, together with cash on hand.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
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
Substantially all of the Company's domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes and 10.25% Senior Notes.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

•
In March 2014, the Company incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes.

•
In April 2014, the Company incurred a pretax charge of $4.8 million, $4.8 million net of tax, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes.

7.    Fair Value Measurements
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the fair value hierarchy included in FASB ASC 820-10, Fair Value Measurements and Disclosure, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
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
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$422.0	$400.0	$447.5
7.5% Senior Notes, due October 2021	300.0	298.9	300.0	317.3
6.75% Senior Notes, due April 2022	300.0	286.9	—	—
7.125% Senior Secured Notes, due April 2017	—	—	300.0	320.1
10.25% Senior Notes, due April 2019	200.0	221.0	200.0	226.8
3.375% Convertible Senior Notes, due June 2038	7.3	6.8	7.2	7.1
7.375% Senior Notes, due April 2018	3.5	3.5	3.5	3.5
8.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”), approved in May 2014 by the Company's stockholders, provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2014, approximately 6.0 million shares were available for grant or award, including 5.0 million additional shares approved for issuance under the 2014 Plan. The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) remains in effect only as it relates to outstanding awards previously granted under that plan.
During the six months ended June 30, 2014, the Company granted the following equity awards under the 2004 Plan:

•
Time-based awards — The Company granted 1.2 million time-based restricted stock awards to employees which vest 1/3 per year and 0.2 million time-based restricted stock awards to the Company's Directors which vest on the date of the Company's 2015 Annual Meeting of Stockholders. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $4.72 and a grant date fair value of $4.52 for the awards granted in the six months ended June 30, 2014 to employees and the Company's Directors, respectively.

•
Objective-based awards — The Company granted additional compensation awards to employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. These awards, which cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to maximum, as defined by the agreements. For the CEO's portion of these awards, the portion payable in cash is based on the achievement of certain market-based and Company-based performance objectives being met at threshold levels when combined. Additionally, if either the market-based or Company-based performance objectives are met at threshold or above, but the other is not, the CEO is entitled to a cash award for that objective if it is met at target or above. The fair value of all awards requiring share settlement is measured at the fair value on the grant date, while those requiring cash settlement are remeasured at the end of each reporting period.

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
The awards that are based on the Company's achievement of market-based objectives related to the Company's stock price performance as compared to certain peer groups as defined in the award agreements are valued using a Monte Carlo simulation. The Company uses various assumptions to estimate the fair value of the Company's objective-based awards. The Company uses the historical volatility of its common stock as well as that of certain peer groups as defined in the award agreements to estimate volatility while the dividend yield assumptions are based on historical and anticipated dividend payouts of the Company as well as that of certain peer groups as defined in the award agreements. The risk-free interest rate assumptions are based on observed interest rates consistent with the approximate vesting periods and the stock price used represents the closing price of the Company's common stock as well as that of certain peer groups, as defined in the award agreements, at the valuation date.
9.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2007 through 2013 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, TODCO income tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2007 through 2013.
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
In June 2013, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Return for the 2010 calendar year. The audit was completed during March 2014 and the Company received notification from the Internal Revenue Service that the audit resulted in no change to the Company's reported tax. In July 2014, the U.S. Internal Revenue Service notified the Company that it will commence an audit of the U.S. Corporate Income Tax Returns for the 2011 and 2012 calendar years. In January 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
During the first quarter 2014, the Company recognized $4.8 million of tax benefit as a result of the tolling of a statute of limitations in a foreign jurisdiction.
10.   Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the former Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 as discontinued operations. The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments (See Note 5).
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$140,383	$57,283	$17,978	$283,648	$108,829	$35,349
International Offshore	71,725	6,725	19,075	152,663	21,367	35,701
International Liftboats	30,855	(713)	5,616	63,386	4,851	10,742
	$242,963	$63,295	$42,669	$499,697	$135,047	$81,792
Corporate	—	(13,246)	1,001	—	(27,326)	1,961
Total Company	$242,963	$50,049	$43,670	$499,697	$107,721	$83,753

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$126,998	$39,901	$19,636	$248,113	$79,856	$39,480
International Offshore	48,753	(3,333)	12,767	80,527	(15,502)	22,787
International Liftboats	35,705	9,937	4,799	69,011	15,089	9,151
	$211,456	$46,505	$37,202	$397,651	$79,443	$71,418
Corporate	—	(13,255)	726	—	(28,006)	1,448
Total Company	$211,456	$33,250	$37,928	$397,651	$51,437	$72,866

	Total Assets
	June 30, 2014	December 31, 2013
	(in thousands)
Domestic Offshore	$731,881	$783,652
International Offshore	1,315,010	1,290,122
International Liftboats	211,426	180,356
Corporate	44,575	47,318
Total Company	$2,302,892	$2,301,448

11.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with JSL in Singapore to build a HSHE rig which is expected to be delivered in April 2016 (See Note 1). The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2014, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Insurance and Indemnity
The Company’s drilling contracts provide for varying levels of indemnification from its customers, including for well control and subsurface risks, and in most cases, may require the Company to indemnify its customers for certain liabilities. Under the Company’s drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that the Company and its customers assume liability for their respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused, and even if the Company is grossly negligent. However, some of the Company's customers have been reluctant to extend their indemnity obligations in instances where the Company is grossly negligent. The Company’s customers typically assume responsibility for and agree to indemnify the Company from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blowouts or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be contractually limited or could be determined to be unenforceable in the event of the Company’s gross negligence, willful misconduct or other egregious conduct. In addition, the Company may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. The Company generally indemnifies the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from its rigs or vessels.
The Company maintains insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, the Company completed the annual renewal of all of its key insurance policies. The Company’s insurance policies typically consist

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

of twelve-month policy periods, and the next renewal date for its insurance program is scheduled for May 1, 2015. The Company paid $42.9 million in the second quarter of 2014 for its insurance renewals.
Primary Marine Package Coverage
The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs (excluding Hercules Triumph and Hercules Resilience which are covered under a separate policy, discussed below) and liftboats up to a scheduled value of each asset. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities. The major coverages of this package include the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $1.6 billion;
- Deductible for events that are not caused by a U.S. Gulf of Mexico named windstorm;	- $5.0 million and $1.0 million per occurrence for drilling rigs and liftboats, respectively;
- Deductible for events that are caused by a U.S. Gulf of Mexico named windstorm;	- $25.0 million;
- Maritime employer liability (crew liability);	- $5.0 million self-insured retention with excess liability coverage up to $200.0 million;
- Personal injury and death of third parties;	- Primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per occurrence deductible;
- Limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms; and	- Annual aggregate limit of liability of $75.0 million for property damage and liability coverage, including removal of wreck liability coverage; and
- Vessel pollution emanating from the Company’s vessels and drilling rigs.	- Primary limits of $5.0 million up to $17.1 million per occurrence and excess liability coverage up to $200.0 million.
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". The Company carries a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.
Hercules Triumph and Hercules Resilience Marine Package Coverage
The Company has separate primary marine packages for Hercules Triumph and Hercules Resilience that each provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	-$10.0 million per occurrence; and
- Operational protection and indemnity coverage and excess coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Adequacy of Insurance Coverage
The Company is responsible for the deductible portion of its insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of the Company’s insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, the Company’s insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect the Company against liability from all potential consequences. In addition, there is no assurance of renewal or the ability to obtain coverage acceptable to the Company.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. The Company also has removal of wreck coverage up to a total amount of $110.0 million. In the event any pollution emanated from the Company's rig or equipment as a result of the incident, the Company's vessel pollution policy provides coverage, subject to deductibles and limitations. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $6.6 million and $9.1 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.
12.    Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company adopted ASU 2013-11 as of January 1, 2014 with no material impact on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for disposals of a significant part of an organization that does not qualify as discontinued operations. The amendments in this ASU are effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals that have not been previously reported. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. The Company is in the process of evaluating the impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of July 23, 2014, we operated a fleet of 36 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Asset Dispositions
During the second quarter, we sold Hercules 258, Hercules 250 and Hercules 2002 for gross proceeds of $22.2 million and recorded a net gain on the sales of $17.9 million, which is included in Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2014.
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
Our backlog at July 23, 2014, totaled approximately $1.2 billion for our executed contracts, including the Maersk contract for the newbuild jackup rig. Approximately $272.5 million of this backlog is expected to be realized during the remainder of 2014. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.

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

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	26	29
Revenue	$140,383	$126,998	$13,385	10.5%
Operating expenses	63,538	65,559	(2,021)	(3.1)%
Depreciation and amortization expense	17,978	19,636	(1,658)	(8.4)%
General and administrative expenses	1,584	1,902	(318)	(16.7)%
Operating income	$57,283	$39,901	$17,382	43.6%
International Offshore:
Number of rigs (as of end of period)	10	11
Revenue	$71,725	$48,753	$22,972	47.1%
Operating expenses	44,061	33,667	10,394	30.9%
Depreciation and amortization expense	19,075	12,767	6,308	49.4%
General and administrative expenses	1,864	5,652	(3,788)	(67.0)%
Operating income (loss)	$6,725	$(3,333)	$10,058	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$30,855	$35,705	$(4,850)	(13.6)%
Operating expenses	19,126	19,631	(505)	(2.6)%
Depreciation and amortization expense	5,616	4,799	817	17.0%
General and administrative expenses	6,826	1,338	5,488	n/m
Operating income (loss)	$(713)	$9,937	$(10,650)	n/m
Total Company:
Revenue	$242,963	$211,456	$31,507	14.9%
Operating expenses	126,725	118,857	7,868	6.6%
Depreciation and amortization expense	43,670	37,928	5,742	15.1%
General and administrative expenses	22,519	21,421	1,098	5.1%
Operating income	50,049	33,250	16,799	50.5%
Interest expense	(26,069)	(18,040)	(8,029)	44.5%
Loss on extinguishment of debt	(4,767)	—	(4,767)	n/m
Gain on equity investment	—	14,876	(14,876)	n/m
Other, net	214	(1,511)	1,725	n/m
Income before income taxes	19,427	28,575	(9,148)	(32.0)%
Income tax provision	(12,781)	(12,001)	(780)	6.5%
Income from continuing operations	6,646	16,574	(9,928)	(59.9)%
Loss from discontinued operations, net of taxes	—	(43,953)	43,953	n/m
Net income (loss)	6,646	(27,379)	34,025	n/m
Loss attributable to noncontrolling interest	—	18	(18)	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$6,646	$(27,361)	$34,007	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended June 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,297	1,638	79.2%	$108,237	$38,790
International Offshore	455	728	62.5%	157,637	60,523
International Liftboats	1,277	2,093	61.0%	24,162	9,138

	Three Months Ended June 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,506	1,695	88.8%	$84,328	$38,678
International Offshore	420	538	78.1%	116,079	62,578
International Liftboats	1,475	2,093	70.5%	24,207	9,379
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

For the Three Months Ended June 30, 2014 and 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase of approximately $36 million. Partially offsetting this increase, operating days declined in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease in revenue of approximately $23 million primarily due to Hercules 150, Hercules 201 and Hercules 212 undergoing scheduled regulatory surveys and repairs as well as Hercules 265 being out of service during the Current Quarter.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$17.0 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$7.0 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;

•	$4.3 million increase from Hercules 208 largely due to $2.5 million of mobilization revenue in the Current Quarter; partially offset by

•	$7.7 million decrease from Hercules 261 as it was in the shipyard during the Current Quarter for a special survey.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted primarily from a decrease in utilization for the majority of our vessels in West Africa.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.

Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$7.4 million gain on the sale of Hercules 250 and Hercules 2002 in the Current Quarter;

•	$3.9 million decrease due to the Hercules 265 being out of service in the Current Quarter; partially offset by

•	$4.5 million increase in labor costs in the Current Quarter as compared to the Comparable Quarter; and

•	$1.4 million increase to costs associated with workers' compensation.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$8.8 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•	$6.6 million increase from Hercules 267 as it commenced work in November 2013;

•	$6.3 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013; partially offset by

•	$10.5 million gain on the sale of Hercules 258 in April 2014.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional depreciation for the Hercules Resilience, Hercules Triumph, Hercules 267 and other capital projects, which contributed to increases of $2.3 million, $2.1 million, $2.0 million and $3.9 million, respectively. These increases are partially offset by a reduction in depreciation of $3.4 million due to rigs impaired in the fourth quarter of 2013.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to a bad debt provision of $5.3 million in the International Liftboats segment for the Current Quarter. This increase is partially offset by a reduction in professional fees of $3.4 million in the Current Quarter as compared to the Comparable Quarter, primarily in our International Offshore segment.
Interest Expense
The increase in interest expense for the Current Quarter is primarily due to $8.8 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013, partially offset by a $2.5 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013.
Loss on Extinguishment of Debt
During the Current Quarter, we redeemed the remaining $79.9 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $4.3 million for the call premium and wrote off $0.5 million in unamortized debt issuance costs associated with these notes.
Gain on Equity Investment
During the Comparable Quarter, we recognized a gain of $14.9 million as a result of remeasuring our 32% equity interest in Discovery at its fair value as of the acquisition date of a controlling interest in Discovery in June 2013.
Discontinued Operations
In the Comparable Quarter, we had a loss from our former Inland and Domestic Liftboat operations of $40.1 million, net of taxes, and $3.9 million, net of taxes, respectively. These losses included an impairment charge of $40.9 million and $3.5 million, for the former Inland and Domestic Liftboat operations, respectively, to write down the assets to fair value less costs to sell. The sale of these assets was completed in the third quarter of 2013.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	26	29
Revenue	$283,648	$248,113	$35,535	14.3%
Operating expenses	136,338	125,310	11,028	8.8%
Depreciation and amortization expense	35,349	39,480	(4,131)	(10.5)%
General and administrative expenses	3,132	3,467	(335)	(9.7)%
Operating income	$108,829	$79,856	$28,973	36.3%
International Offshore:
Number of rigs (as of end of period)	10	11
Revenue	$152,663	$80,527	$72,136	89.6%
Operating expenses	91,599	65,578	26,021	39.7%
Depreciation and amortization expense	35,701	22,787	12,914	56.7%
General and administrative expenses	3,996	7,664	(3,668)	(47.9)%
Operating income (loss)	$21,367	$(15,502)	$36,869	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$63,386	$69,011	$(5,625)	(8.2)%
Operating expenses	39,540	41,923	(2,383)	(5.7)%
Depreciation and amortization expense	10,742	9,151	1,591	17.4%
General and administrative expenses	8,253	2,848	5,405	189.8%
Operating income	$4,851	$15,089	$(10,238)	(67.9)%
Total Company:
Revenue	$499,697	$397,651	$102,046	25.7%
Operating expenses	267,477	232,811	34,666	14.9%
Depreciation and amortization expense	83,753	72,866	10,887	14.9%
General and administrative expenses	40,746	40,537	209	0.5%
Operating income	107,721	51,437	56,284	109.4%
Interest expense	(48,970)	(35,135)	(13,835)	39.4%
Loss on extinguishment of debt	(19,925)	—	(19,925)	n/m
Gain on equity investment	—	14,876	(14,876)	n/m
Other, net	364	(1,315)	1,679	n/m
Income before income taxes	39,190	29,863	9,327	31.2%
Income tax benefit (provision)	(12,628)	27,009	(39,637)	(146.8)%
Income from continuing operations	26,562	56,872	(30,310)	(53.3)%
Loss from discontinued operations, net of taxes	—	(49,089)	49,089	n/m
Net income	26,562	7,783	18,779	n/m
Loss attributable to noncontrolling interests	—	18	(18)	n/m
Net income attributable to Hercules Offshore, Inc.	$26,562	$7,801	$18,761	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Six Months Ended June 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	2,641	3,258	81.1%	$107,402	$41,847
International Offshore	1,050	1,403	74.8%	145,393	65,288
International Liftboats	2,476	4,163	59.5%	25,600	9,498

	Six Months Ended June 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	3,054	3,315	92.1%	$81,242	$37,801
International Offshore	689	988	69.7%	116,875	66,374
International Liftboats	2,925	4,104	71.3%	23,594	10,215
For the Six Months Ended June 30, 2014 and 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates in the Current Period as compared to the Comparable Period, which contributed to an increase of approximately $80 million. Partially offsetting this increase, operating days declined in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $44 million primarily due to Hercules 150, Hercules 201, Hercules 205, Hercules 212 and Hercules 264 undergoing scheduled regulatory surveys and repairs as well as Hercules 265 being out of service during the Current Period.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$37.7 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$14.4 million increase from Hercules 266 as the rig commenced work in April 2013;

•	$13.0 million increase from Hercules 267 as the rig commenced work in November 2013; and

•	$12.7 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014; partially offset by an

•	$8.1 million decrease from Hercules 261 primarily driven by it being in the shipyard during a significant portion of the Current Period for a special survey.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted largely from a decrease in utilization of the majority of our vessels in West Africa. This decrease was partially offset by a $3.6 million increase from the Bull Ray, which was purchased in March 2013 and a $7.2 million increase in revenue from our vessels in the Middle East.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$8.8 million increase in labor costs in the Current Period as compared to the Comparable Period;

•	$4.1 million increase due to the reactivation of Hercules 209 in May 2013;

•	$2.9 million increase to state sales and use taxes in the Current Period;

•	$2.2 million increase to costs associated with workers' compensation; partially offset by

•	$6.1 million decrease due to the Hercules 265 being out of service in the Current Period; and

•	$4.3 million in additional net gains on asset sales in the Current Period as compared to the Comparable Period.

International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$13.2 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013;

•	$13.6 million increase from Hercules 267 as it commenced work in November 2013;

•	$12.5 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•	$4.3 million increase from Hercules 266 as the rig began working in April 2013; partially offset by a

•	$10.5 million gain on the sale of Hercules 258 in the Current Period; and

•	$6.9 million decrease from Hercules 260 in the Current Period as compared to the Comparable Period primarily due to repair costs in the Comparable Period related to the rig's spudcan damage.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to the $2.6 million write down of a cold stacked vessel in West Africa to fair market value in the Comparable Period.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional depreciation for the Hercules Triumph, Hercules 267, Hercules Resilience, Hercules 266 and other capital projects, which contributed to increases of $4.0 million, $3.6 million, $3.1 million, $2.7 million and $7.1 million, respectively. These increases are partially offset by a reduction in depreciation of $6.8 million due to rigs impaired in the fourth quarter of 2013.
Interest Expense
The increase in interest expense for the Current Period is primarily due to $17.4 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013, partially offset by a $4.9 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013. Additionally, we redeemed a portion of our 3.375% Convertible Senior Notes in the second quarter of 2013 which contributed to a $2.1 million reduction in interest expense in the Current Period as compared to the Comparable Period.
Loss on Extinguishment of Debt
During the Current Period, we redeemed $300.0 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $16.9 million for the call premium and wrote off $1.9 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
Gain on Equity Investment
During the Comparable Period, we recognized a gain of $14.9 million as a result of remeasuring our 32% equity interest in Discovery at its fair value as of the acquisition date of a controlling interest in Discovery in June 2013.
Income Tax Benefit (Provision)
During the Current Period we generated an income tax provision from continuing operations of $12.6 million compared to an income tax benefit from continuing operations of $27.0 million in the Comparable Period. The change is primarily related to the $37.7 million tax benefit recorded in the Comparable Period related to the tax attributes received from the Seahawk Transaction.
Discontinued Operations
In the Comparable Period, we had a loss from our former Inland and Domestic Liftboat operations of $44.5 million, net of taxes, and $4.6 million, net of taxes, respectively. These losses included an impairment charge of $40.9 million and $3.5 million, for the former Inland and Domestic Liftboat operations, respectively, to write down the assets to fair value less costs to sell. The sale of these assets was completed in the third quarter of 2013.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income, adjusted income (loss) from continuing operations, adjusted diluted earnings (loss) per share from continuing operations, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Credit Agreement requires us to maintain compliance with a maximum secured leverage ratio, which contains Non-GAAP adjustments as components, iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.
The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Income attributable to Hercules Offshore, Inc.	$50,049	$33,268	$107,721	$51,455
Adjustments:
Gain on sale of three cold-stacked drilling rigs	(17,879)	—	(17,879)	—
Total adjustments	(17,879)	—	(17,879)	—
Adjusted Operating Income	$32,170	$33,268	$89,842	$51,455
Income from Continuing Operations attributable to Hercules Offshore, Inc.	$6,646	$16,592	$26,562	$56,890
Adjustments:
Gain on sale of three cold-stacked drilling rigs	(17,879)	—	(17,879)	—
Loss on extinguishment of debt	4,767	—	19,925	—
Gain on equity investment	—	(14,876)	—	(14,876)
Tax benefit (a)	—	—	—	(37,729)
Total adjustments	(13,112)	(14,876)	2,046	(52,605)
Adjusted Income (Loss) from Continuing Operations	$(6,466)	$1,716	$28,608	$4,285
Diluted Earnings per Share from Continuing Operations	$0.04	$0.10	$0.16	$0.35
Adjustments:
Gain on sale of three cold-stacked drilling rigs	(0.11)	—	(0.11)	—
Loss on extinguishment of debt	0.03	—	0.13	—
Gain on equity investment	—	(0.09)	—	(0.09)
Tax benefit (a)	—	—	—	(0.23)
Total adjustments	(0.08)	(0.09)	0.02	(0.32)
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$(0.04)	$0.01	$0.18	$0.03
Income from Continuing Operations attributable to Hercules Offshore, Inc.	$6,646	$16,592	$26,562	$56,890
Interest expense	26,069	18,040	48,970	35,135
Income tax provision (benefit)	12,781	12,001	12,628	(27,009)
Depreciation and amortization	43,670	37,928	83,753	72,866
EBITDA	89,166	84,561	171,913	137,882
Adjustments:
Gain on sale of three cold-stacked drilling rigs	(17,879)	—	(17,879)	—
Loss on extinguishment of debt	4,767	—	19,925	—
Gain on equity investment	—	(14,876)	—	(14,876)
Total adjustments	(13,112)	(14,876)	2,046	(14,876)
Adjusted EBITDA	$76,054	$69,685	$173,959	$123,006
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
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production ("E&P") customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
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
U.S. Gulf of Mexico jackup rig demand, as defined by rigs under contract, stood at 31 rigs as of July 21, 2014. The relatively high and stable price of crude oil has provided a solid economic base to support drilling activity in the U.S. Gulf of Mexico. However, significant property ownership transfers and the consolidation of E&P customers through mergers and acquisitions in the region have impacted near term demand. These transactions have caused a disruption in drilling programs within these companies, and while we anticipate drilling activity levels will rebound as E&P customers complete their integration process, there are no assurances that subsequent demand will improve.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 37 rigs as of July 21, 2014. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. Since 2011, only two jackup rigs have mobilized from other international markets to the U.S. Gulf of Mexico, including one rig that recently came from Mexico. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations before year end 2015. It is uncertain whether PEMEX will re-contract these rigs, and if not, to where these rigs will migrate.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high and stable crude oil prices leads us to believe that international demand for jackup rigs will increase in 2014. Our expectation for greater international rig demand is tempered by the anticipated growth in supply from newly constructed rigs. As of July 21, 2014, there were approximately 457 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico excluding cold stacked rigs, of which only 31 rigs were uncontracted. In addition, globally, there are an estimated 143 new jackup rigs either under construction, on order, or planned for delivery from 2014 to 2017, of which 125 are without contracts. With the exception of the newbuild jackup contracted with Maersk Oil that is under construction and the rigs we acquired from Discovery, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
We believe demand for HSHE jackup rigs has grown, driven by harsher environmental conditions, greater well depths and increased complexities of the offshore wells drilled by oil and gas companies. We expect this trend to continue through the foreseeable future, as oil and gas companies further expand their exploration efforts into frontier areas that are often characterized by these greater challenges. Tempering our near term expectations for HSHE jackup rig demand is the growth in new rig supply that is previously referenced, several of which are competitive with the rigs acquired from Discovery.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Year-to-date, demand for liftboat services in West Africa has been volatile. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria. We expect continued volatility in utilization through the rest of the year, with third quarter activity levels in West Africa further hampered by anticipated seasonal slowdown. Additionally, expected mobilization of additional vessels to the region could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West

Africa. In the Middle East, we expect healthy demand for liftboats to support increases in construction and well servicing activity levels.
Over the long term, we believe that international liftboat demand will benefit from (i) the aging offshore infrastructure and maturing offshore basins, (ii) desire by our customers to economically produce from these mature basins and service their infrastructure and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is (i) our expectation of increased competition from newly constructed liftboats and mobilizations of existing liftboats primarily from the U.S. Gulf of Mexico to international markets, (ii) the risk of recurring political, social and union unrest, principally in West Africa and (iii) increased pressure to have local ownership of assets, principally in Nigeria.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the six months ended June 30, 2014 are as follows (in millions):

Net Cash Provided by Operating Activities	$65.0
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(100.5)
Insurance Proceeds Received	9.1
Proceeds from Sale of Assets, Net	23.7
Total	(67.7)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	300.0
Redemption of 7.125% Senior Secured Notes	(300.0)
Payment of Debt Issuance Costs	(3.9)
Other	0.1
Total	(3.8)
Net Decrease in Cash and Cash Equivalents	$(6.5)
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
Senior Secured Credit Agreement
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the “Credit Agreement”) governs our senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of June 30, 2014, no amounts were outstanding and $10.5 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $139.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of June 30, 2014, we were in compliance with all covenants under our revolving credit facility.
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
Retirement of 7.125% Senior Secured Notes
In 2012, we issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014, we commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of our 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014, for $232.7 million using a portion of the proceeds from the issuance of the 6.75% Senior Notes. Additionally, on April 29, 2014, we redeemed all $79.9 million of the remaining outstanding 7.125% Senior Secured Notes for approximately $84.2 million using the remaining net proceeds from the 6.75% Senior Notes offering, together with cash on hand.
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default. In addition, the Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
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
Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes and 10.25% Senior Notes.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

•
In March 2014, we incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes.

•
In April 2014, we incurred a pretax charge of $4.8 million, $4.8 million net of tax, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes.

Insurance and Indemnity
Our drilling contracts provide for varying levels of indemnification from our customers, including for well control and subsurface risks, and in most cases, may require us to indemnify our customers for certain liabilities. Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, regardless of how the loss or damage to the personnel and property may be caused, and even if we are grossly negligent. However, some of our customers have been reluctant to extend their indemnity obligations in instances where we are grossly negligent. Our customers typically assume responsibility for and agree to indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract and originating below the surface of the water, including as a result of blowouts or cratering of the well (“Blowout Liability”). The customer’s assumption for Blowout Liability may, in certain circumstances, be contractually limited or could be determined to be unenforceable in the event of our gross negligence, willful misconduct or other egregious conduct. In addition, we may not be indemnified for statutory penalties and punitive damages relating to such pollution or contamination events. We generally indemnify the customer for the consequences of spills of industrial waste or other liquids originating solely above the surface of the water and emanating from our rigs or vessels.
We maintain insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, we completed the annual renewal of all of our key insurance policies. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for our insurance program is scheduled for May 1, 2015. We paid $42.9 million in the second quarter of 2014 for our insurance renewals.
Primary Marine Package Coverage
Our primary marine package provides for hull and machinery coverage for substantially all of our rigs (excluding Hercules Triumph and Hercules Resilience which are covered under a separate policy, discussed below) and liftboats up to a scheduled value of each asset. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities. The major coverages of this package include the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $1.6 billion;
- Deductible for events that are not caused by a U.S. Gulf of Mexico named windstorm;	- $5.0 million and $1.0 million per occurrence for drilling rigs and liftboats, respectively;
- Deductible for events that are caused by a U.S. Gulf of Mexico named windstorm;	- $25.0 million;
- Maritime employer liability (crew liability);	- $5.0 million self-insured retention with excess liability coverage up to $200.0 million;
- Personal injury and death of third parties;	- Primary and excess coverage of $25.0 million per occurrence with additional excess liability coverage up to $200.0 million, subject to a $250,000 per occurrence deductible;
- Limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms; and	- Annual aggregate limit of liability of $75.0 million for property damage and liability coverage, including removal of wreck liability coverage; and
- Vessel pollution emanating from our vessels and drilling rigs.	- Primary limits of $5.0 million up to $17.1 million per occurrence and excess liability coverage up to $200.0 million.
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". We carry a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.
Hercules Triumph and Hercules Resilience Marine Package Coverage
We have separate primary marine packages for Hercules Triumph and Hercules Resilience that each provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	-$10.0 million per occurrence; and
- Operational protection and indemnity coverage and excess coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.
Adequacy of Insurance Coverage
We are responsible for the deductible portion of our insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of our insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences. In addition, there is no assurance of renewal or the ability to obtain coverage acceptable to us.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. In the event any pollution emanated from our rig or equipment as a result of the incident, our vessel pollution policy provides coverage, subject to deductibles and limitations. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date, and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the second half of 2014 to approximate $40 million to $50 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2014.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

•	Settled $9.6 million of insurance notes payable outstanding at December 31, 2013;

•
Retired $300.0 million aggregate principal amount of the 7.125% Senior Secured Notes (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations");

•
Issued $300.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Cash Requirements and Contractual Obligations"); and

•	Signed a newbuild rig construction contract with JSL in May 2014 (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview").
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this quarterly report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including the Hercules Triumph and Hercules Resilience, and future utilization rates and dayrates for the units;

•	our ability to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
The Company cannot guarantee the timely completion and delivery of its newbuild rig that is being constructed at JSL and that is currently scheduled for delivery in April 2016.
The Company may be materially adversely affected if its newbuild rig (the “Newbuild”) to support the drilling contract for Maersk Oil North Sea UK Ltd. (the “Maersk Drilling Contract”) is not constructed or delivered on time in accordance with the agreed specifications. Delayed delivery beyond December 31, 2016 will, unless the delay is for certain reasons permitted under the Maersk Drilling Contract (including certain instances of force majeure), give Maersk the right to terminate the Maersk Drilling Contract.
The Company’s rights under the construction contract may not protect the Company against the losses which may result if JSL is not able to deliver the Newbuild in accordance with the requirements of the construction contract and the Maersk Drilling Contract. The Company cannot give any assurance in respect of the yard’s ability to complete the construction of the Newbuild as contractually agreed. In the event of such a failure or delay, the Company may not be able to generate any income from the Maersk Drilling Contract, which might lead to deferred or lost revenue, which is likely to have a material adverse effect on its financial position. The Company could lose the Maersk Drilling Contract and/or receive potential liability claims from the customer as a result of such delays.

The Company may need to make changes to the Newbuild after its delivery which could result in additional construction costs and additional capital needs for the Company in the future.
The Company cannot guarantee that the Newbuild will be completed or pass the acceptance tests.
Acceptance tests will be performed in connection with the delivery of the Newbuild. The construction of the Newbuild was agreed to be based on an enhanced JSL JU-2000E design, and in accordance with detailed specifications and the rules and regulations of the classification society, the American Bureau of Shipping, as well as the relevant laws, regulations and rules of the intended flag state, Liberia, and of the countries in which the Newbuild is expected to operate. Such compliance will be pre-tested prior to departure from the shipyard in Singapore in order to reduce the risk for not meeting the performance specifications set out in the construction contract. The Newbuild will not be delivered from the yard until it is in compliance with the performance specifications, which could cause delivery to be delayed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
April 1-30, 2014	1,535	$4.55	N/A	N/A
May 1-31, 2014	2,533	4.48	N/A	N/A
June 1-30, 2014	2,061	4.21	N/A	N/A
Total	6,129	4.41	N/A	N/A
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
Amended and Restated Certificate of Incorporation of Hercules Offshore, Inc. filed on May 12, 2012 (incorporated by reference to Exhibit 3.1 to Hercules' Current Report on Form 8-K filed May 18, 2012).

3.2	—
Certificate of Amendment filed May 14, 2014 to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed May 16, 2014 (the "May 2014 8-K")).

10.1		Hercules Offshore, Inc. 2014 Long-Term Incentive Plan (Incorporated by reference to Annex A of Hercules' Definitive Proxy Statement on Schedule 14A filed on March 28, 2014).
10.2		Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 to the May 2014 8-K).
10.3	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.3 to the May 2014 8-K).
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document
*101.SCH	—	XBRL Schema Document
*101.CAL	—	XBRL Calculation Linkbase Document
*101.DEF	—	XBRL Definition Linkbase Document
*101.LAB	—	XBRL Label Linkbase Document
*101.PRE	—	XBRL Presentation Linkbase Document
 _____________________________

*	Filed herewith.

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

Date: July 23, 2014