Form 10-Q
period 2014-09-30
HERCULES OFFSHORE, INC.
filed 2014-10-23
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of October 20, 2014
160,812,702

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$192,053	$198,406
Accounts Receivable, Net	206,428	220,139
Prepaids	31,196	20,395
Current Deferred Tax Asset	10,876	10,876
Other	5,026	17,363
	445,579	467,179
Property and Equipment, Net	1,720,584	1,808,526
Other Assets, Net	25,451	25,743
	$2,191,614	$2,301,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$67,121	$80,018
Accrued Liabilities	71,410	81,500
Interest Payable	39,416	33,067
Insurance Notes Payable	—	9,568
Other Current Liabilities	14,160	35,735
	192,107	239,888
Long-term Debt	1,210,857	1,210,676
Deferred Income Taxes	14,497	14,452
Other Liabilities	6,742	12,732
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 163,532 and 162,144 Shares Issued, Respectively; 160,813 and 159,761 Shares Outstanding, Respectively	1,635	1,621
Capital in Excess of Par Value	2,178,095	2,170,811
Treasury Stock, at Cost, 2,719 and 2,383 Shares, Respectively	(56,761)	(55,165)
Retained Deficit	(1,355,558)	(1,293,567)
	767,411	823,700
	$2,191,614	$2,301,448
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$221,884	$225,308	$721,581	$622,959
Costs and Expenses:
Operating Expenses	146,297	122,728	413,774	355,539
Asset Impairment	82,507	—	82,507	—
Depreciation and Amortization	44,319	38,040	128,072	110,906
General and Administrative	19,659	19,284	60,405	59,821
	292,782	180,052	684,758	526,266
Operating Income (Loss)	(70,898)	45,256	36,823	96,693
Other Income (Expense):
Interest Expense	(25,194)	(19,360)	(74,164)	(54,495)
Loss on Extinguishment of Debt	—	—	(19,925)	—
Gain on Equity Investment	—	—	—	14,876
Other, Net	(168)	(337)	196	(1,652)
Income (Loss) Before Income Taxes	(96,260)	25,559	(57,070)	55,422
Income Tax Benefit (Provision)	7,707	(8,400)	(4,921)	18,609
Income (Loss) from Continuing Operations	(88,553)	17,159	(61,991)	74,031
Income (Loss) from Discontinued Operations, Net of Taxes	—	8,093	—	(40,996)
Net Income (Loss)	(88,553)	25,252	(61,991)	33,035
Loss attributable to Noncontrolling Interest	—	21	—	39
Net Income (Loss) attributable to Hercules Offshore, Inc.	$(88,553)	$25,273	$(61,991)	$33,074
Net Income (Loss) attributable to Hercules Offshore, Inc. Per share:
Basic:
Income (Loss) from Continuing Operations	$(0.55)	$0.11	$(0.39)	$0.46
Income (Loss) from Discontinued Operations	—	0.05	—	(0.25)
Net Income (Loss)	$(0.55)	$0.16	$(0.39)	$0.21
Diluted:
Income (Loss) from Continuing Operations	$(0.55)	$0.11	$(0.39)	$0.46
Income (Loss) from Discontinued Operations	—	0.05	—	(0.26)
Net Income (Loss)	$(0.55)	$0.16	$(0.39)	$0.20
Weighted Average Shares Outstanding:
Basic	160,794	159,743	160,526	159,416
Diluted	160,794	161,851	160,526	161,472
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(61,991)	$33,074
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	128,072	121,804
Stock-Based Compensation Expense	7,153	7,464
Deferred Income Taxes	(5,573)	(29,792)
Provision for Doubtful Accounts Receivable	6,319	356
Gain on Disposal of Assets, Net	(22,623)	(3,140)
Asset Impairment	82,507	44,370
Gain on Equity Investment	—	(14,876)
Other	4,858	4,667
(Increase) Decrease in Operating Assets -
Accounts Receivable	7,392	(21,030)
Prepaid Expenses and Other	(7,972)	10,078
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(12,897)	23,165
Insurance Notes Payable	(9,568)	(21,855)
Other Current Liabilities	(22,967)	20,126
Other Liabilities	(6,005)	4,992
Net Cash Provided by Operating Activities	86,705	179,403
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	—	(200,957)
Capital Expenditures	(134,610)	(314,654)
Insurance Proceeds Received	9,067	1,430
Proceeds from Sale of Assets, Net	35,109	107,404
Other	1,145	2,214
Net Cash Used in Investing Activities	(89,289)	(404,563)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	300,000	400,000
Redemption of 7.125% Senior Secured Notes	(300,000)	—
Redemption of 3.375% Convertible Senior Notes	—	(61,274)
Payment of Debt Issuance Costs	(3,914)	(8,208)
Other	145	1,288
Net Cash Provided by (Used in) Financing Activities	(3,769)	331,806
Net Increase (Decrease) in Cash and Cash Equivalents	(6,353)	106,646
Cash and Cash Equivalents at Beginning of Period	198,406	259,193
Cash and Cash Equivalents at End of Period	$192,053	$365,839
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 10). At September 30, 2014, the Company operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.
Drilling Contract Award and Rig Construction Contract
In May 2014, the Company signed a five-year drilling contract with Maersk Oil North Sea UK Limited for a newbuild jackup rig, Hercules Highlander, the Company will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The rig is expected to be delivered in April 2016 (See Note 11).
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$10,448	$21,480
Other	3,712	14,255
	$14,160	$35,735

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Equity
Changes in equity during the nine months ended September 30, 2013 are presented below:

	Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in thousands)
Balance at December 31, 2012	$882,762	$—	$882,762
Net Income (Loss)	33,074	(39)	33,035
Acquisition of Interest in Discovery	—	26,448	26,448
Acquisition of Noncontrolling Interest in Discovery	(39)	(26,409)	(26,448)
Compensation Expense Recognized	7,464	—	7,464
Repurchase of Common Stock	(2,044)	—	(2,044)
Excess Tax Benefit, Net from Stock-Based Arrangements	842	—	842
Other	313	—	313
Balance at September 30, 2013	$922,372	$—	$922,372

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Income (loss) from continuing operations	$(88,553)	$17,159	$(61,991)	$74,031
Less: Loss attributable to noncontrolling interest	—	21	—	39
Adjusted income (loss) from continuing operations	(88,553)	17,180	(61,991)	74,070
Income (loss) from discontinued operations, net of taxes	—	8,093	—	(40,996)
Net income (loss) attributable to Hercules Offshore, Inc.	$(88,553)	$25,273	$(61,991)	$33,074
Denominator:
Weighted average basic shares	160,794	159,743	160,526	159,416
Add effect of stock equivalents	—	2,108	—	2,056
Weighted average diluted shares	160,794	161,851	160,526	161,472
The Company calculates basic earnings per share by dividing both income from continuing operations and net income attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing both income from continuing operations and net income attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the three and nine months ended September 30, 2014 excludes 6.8 million and 6.7 million stock equivalents, respectively, that would have potentially been included if the Company had generated income from continuing operations and net income attributable to Hercules Offshore, Inc for the respective period, but are excluded as the Company generated a loss from continuing operations and net loss during the respective period. The Company's diluted earnings per share calculation excludes 0.8 million and 0.9 million stock equivalents for the three and nine months ended September 30, 2013, respectively, due to their anti-dilutive effect.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

4. Business Combination and Asset Acquisitions
Prior to June 24, 2013, the Company held a 32% equity investment in Discovery Offshore S.A. ("Discovery"). On June 24, 2013 (the "Acquisition Date"), the Company acquired an additional 52% interest to bring the total interest held to 84% ("Discovery Transaction") and began consolidating Discovery's results of operations from that date. The Company recognized a $14.9 million gain, included in Gain on Equity Investment in the Consolidated Statement of Operations for the nine months ended September 30, 2013, as a result of remeasuring its 32% equity interest in Discovery at its fair value as of the Acquisition Date in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The Company holds a 100% interest in Discovery as a result of additional purchases of shares of Discovery common stock in the third quarter of 2013.
The unaudited pro forma financial information set forth below has been compiled from historical financial statements as recast for the Company's discontinued operations and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the date indicated or that may be achieved in the future:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions, except per share data)
Revenue	$224.0	$615.4
Income from Continuing Operations	$17.4	$60.5
Income (Loss) from Discontinued Operations, Net of Taxes	8.1	(41.0)
Net Income	25.5	19.5
Loss attributable to Noncontrolling Interest	—	—
Net Income attributable to Hercules Offshore, Inc.	$25.5	$19.5

Net Income attributable to Hercules Offshore, Inc. Per Share:
Basic:
Income from Continuing Operations	$0.11	$0.38
Income (Loss) from Discontinued Operations	0.05	(0.26)
Net Income	$0.16	$0.12
Diluted:
Income from Continuing Operations	$0.11	$0.37
Income (Loss) from Discontinued Operations	0.05	(0.25)
Net Income	$0.16	$0.12
The amount of revenue and net loss of Discovery included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended September 30, 2013	June 24, 2013 through September 30, 2013
	(in millions)
Revenue	$—	$—
Net Loss	(1.8)	(1.9)

In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million and the liftboat Bull Ray for $42.0 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

5. Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the nine months ended September 30, 2014 and 2013.

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
2014:
	Hercules 258 (a)	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002 (a)	Domestic Offshore	April 2014	1,750	470
	Hercules 250 (a)	Domestic Offshore	June 2014	8,450	6,883
	Hercules 2003 (b)	Domestic Offshore	August 2014	1,750	500
	Hercules 2500 (b)	Domestic Offshore	August 2014	6,000	4,680
	Hercules 156 (b)	International Offshore	September 2014	3,100	(439)
				$33,050	$22,620
2013:
	Various (c) (d)	Domestic Liftboats	July 2013	$54,447	$—
	Various (d) (e)	Inland	July 2013	44,331	—
	Hercules 27 (d)	Inland	August 2013	5,149	4,834
				$103,927	$4,834
_____________________

(a)	These gains are included in Operating Expenses on the Consolidated Statement of Operations for the nine months ended September 30, 2014.

(b)	These gains (losses) are included in Operating Expenses on the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

(c)	The Company completed the sale of its U.S. Gulf of Mexico liftboats and related assets.

(d)	These gains (losses) have been reflected in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013 as discontinued operations.

(e)	The Company completed the sale of eleven inland barge rigs and related assets.
Discontinued Operations
In 2013, the Company sold its U.S. Gulf of Mexico liftboats and related assets and additionally sold twelve of its inland barge rigs and related assets, comprising the majority of the Inland segment fleet. These long-lived assets were written down to their fair value less estimated cost to sell, resulting in impairment charges of $40.9 million ($40.7 million, net of tax) and $3.5 million ($3.5 million, net of tax) which are included in the discontinued operations of the Inland and Domestic Liftboats segments, respectively, for the nine months ended September 30, 2013.
Interest charges have been allocated, based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets, to the Inland and Domestic Liftboats segments. Interest allocated to discontinued operations of the Inland segment was $0.1 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. Interest allocated to discontinued operations of the Domestic Liftboats segment was $1.2 million for the nine months ended September 30, 2013.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Operating results included in discontinued operations were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Inland:
Revenue	$1,510	$15,782
Income (Loss) Before Income Taxes	$5,192	$(39,481)
Income Tax Benefit	2,397	2,571
Income (Loss) from Discontinued Operations, Net of Taxes	$7,589	$(36,910)
Domestic Liftboats:
Revenue	$—	$29,625
Income (Loss) Before Income Taxes	$504	$(4,086)
Income Tax Benefit	—	—
Income (Loss) from Discontinued Operations, Net of Taxes	$504	$(4,086)
Total:
Revenue	$1,510	$45,407
Income (Loss) Before Income Taxes	$5,696	$(43,567)
Income Tax Benefit	2,397	2,571
Income (Loss) from Discontinued Operations, Net of Taxes	$8,093	$(40,996)
6.    Debt
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governs its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of September 30, 2014, no amounts were outstanding and $13.5 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $136.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of September 30, 2014, the Company was in compliance with all covenants under its revolving credit facility.
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
The 6.75% Senior Notes contain other indenture provisions that are similar to the Credit Agreement and the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes and 10.25% Senior Notes.
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
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

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
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the nine months ended September 30, 2014:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$6,000	$—	$—	$6,000	$(82,507)

(1) This represents a non-recurring fair value measurement made at September 30, 2014 for Hercules 202, Hercules 204, Hercules 212 and Hercules 213.
The Company made the decision to remove the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 from its marketable assets into its non-marketable assets as the Company does not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $82.5 million ($82.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014, to write the rigs down to fair value based on a third party estimate. The financial information for Hercules 202, Hercules 204, Hercules 212 and Hercules 213 have been reported as part of the Domestic Offshore segment.
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
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$352.0	$400.0	$447.5
7.5% Senior Notes, due October 2021	300.0	239.8	300.0	317.3
6.75% Senior Notes, due April 2022	300.0	235.7	—	—
7.125% Senior Secured Notes, due April 2017	—	—	300.0	320.1
10.25% Senior Notes, due April 2019	200.0	191.5	200.0	226.8
3.375% Convertible Senior Notes, due June 2038	7.4	6.6	7.2	7.1
7.375% Senior Notes, due April 2018	3.5	3.1	3.5	3.5
8.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”), approved in May 2014 by the Company's stockholders, provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At September 30, 2014, approximately 6.0 million shares were available for grant or award, including 5.0 million

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

additional shares approved for issuance under the 2014 Plan. The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) remains in effect only as it relates to outstanding awards previously granted under that plan.
During the nine months ended September 30, 2014, the Company granted the following equity awards under the 2004 Plan:

•
Time-based awards — The Company granted 1.2 million time-based restricted stock awards to employees which vest 1/3 per year and 0.2 million time-based restricted stock awards to the Company's Directors which vest on the date of the Company's 2015 Annual Meeting of Stockholders. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $4.71 and a grant date fair value of $4.52 for the awards granted in the nine months ended September 30, 2014 to employees and the Company's Directors, respectively.

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
9.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2007 through 2013 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, TODCO income tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2009 through 2013.
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
The Company recognized $0.9 million and $5.7 million of tax benefit during the three and nine months ended September 30, 2014, respectively, as a result of the tolling of a statute of limitations in foreign jurisdictions.
10.   Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the former Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 as discontinued operations. The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments (See Note 5).
The Company’s jackup rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, the Company recognized revenue and operating expenses of $3.5 million and $2.1 million, respectively, for the three months ended September 30, 2014 and $7.5 million and $5.1 million, respectively, for the nine months ended September 30, 2014. These results are included in the Company’s International Offshore segment. Perisai Pacific 102 is expected to be delivered in the second quarter of 2015.
Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$123,320	$(45,235)	$18,599	$406,968	$63,594	$53,948
International Offshore	74,217	(10,108)	19,586	226,880	11,259	55,287
International Liftboats	24,347	(1,355)	5,126	87,733	3,496	15,868
	$221,884	$(56,698)	$43,311	$721,581	$78,349	$125,103
Corporate	—	(14,200)	1,008	—	(41,526)	2,969
Total Company	$221,884	$(70,898)	$44,319	$721,581	$36,823	$128,072

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$138,975	$44,349	$19,811	$387,088	$124,205	$59,291
International Offshore	46,309	2,507	12,768	126,836	(12,995)	35,555
International Liftboats	40,024	12,804	4,721	109,035	27,893	13,872
	$225,308	$59,660	$37,300	$622,959	$139,103	$108,718
Corporate	—	(14,404)	740	—	(42,410)	2,188
Total Company	$225,308	$45,256	$38,040	$622,959	$96,693	$110,906

	Total Assets
	September 30, 2014	December 31, 2013
	(in thousands)
Domestic Offshore	$668,149	$783,652
International Offshore	1,264,324	1,290,122
International Liftboats	216,356	180,356
Corporate	42,785	47,318
Total Company	$2,191,614	$2,301,448

11.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with JSL in Singapore to build a HSHE rig, Hercules Highlander, which is expected to be delivered in April 2016 (See Note 1). The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig. Including the 10% down payment, other costs incurred and capitalized interest, Capital Expenditures on the Consolidated Statement of Cash Flow for the nine months ended September 30, 2014 includes $30.0 million related to the construction of Hercules Highlander.
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2014, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
The Company maintains insurance coverage that includes coverage for physical damage, third party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, the Company completed the annual renewal of all of its key insurance policies. The Company’s insurance policies typically consist of twelve-month policy periods, and the next renewal date for its insurance program is scheduled for May 1, 2015. The Company paid $42.9 million in the second quarter of 2014 for its insurance renewals.
Primary Marine Package Coverage
The Company’s primary marine package provides for hull and machinery coverage for substantially all of the Company’s rigs (excluding Hercules Triumph and Hercules Resilience which are covered under separate policies, discussed below) and liftboats up to a scheduled value of each asset. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities. The major coverages of this package include the following:

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
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $9.3 million and $9.1 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and September 30, 2013, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of October 23, 2014, we operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016. Including the 10% down payment, other costs incurred and capitalized interest, Capital Expenditures on the Consolidated Statement of Cash Flow for the nine months ended September 30, 2014 includes $30.0 million related to the construction of Hercules Highlander.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, we recognized revenue and operating expenses of $3.5 million and $2.1 million, respectively, for the three months ended September 30, 2014 and $7.5 million and $5.1 million, respectively, for the nine months ended September 30, 2014. These results are included in our International Offshore segment. Perisai Pacific 102 is expected to be delivered in the second quarter of 2015.
Asset Dispositions and Impairment
During the second quarter, we sold Hercules 258, Hercules 250 and Hercules 2002 for gross proceeds of $22.2 million and recorded a net gain on the sales of $17.9 million, which is included in Operating Expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2014.
During the third quarter, we sold Hercules 2003, Hercules 2500 and Hercules 156 for gross proceeds of $10.9 million and recorded a net gain on the sales of $4.7 million, which is included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
We made the decision to remove the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 from our marketable assets into our non-marketable assets as we do not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $82.5 million ($82.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014, to write the rigs down to fair value based on a third party estimate. The financial information for Hercules 202, Hercules 204, Hercules 212 and Hercules 213 have been reported as part of the Domestic Offshore segment.
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
Our backlog at October 23, 2014, totaled approximately $1.1 billion for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander. Approximately $115.2 million of this backlog is expected to be realized during the remainder of 2014. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	24	29
Revenue	$123,320	$138,975	$(15,655)	(11.3)%
Operating expenses	65,757	73,577	(7,820)	(10.6)%
Asset Impairment	82,507	—	82,507	n/m
Depreciation and amortization expense	18,599	19,811	(1,212)	(6.1)%
General and administrative expenses	1,692	1,238	454	36.7%
Operating income (loss)	$(45,235)	$44,349	$(89,584)	n/m
International Offshore:
Number of rigs (as of end of period)	9	11
Revenue	$74,217	$46,309	$27,908	60.3%
Operating expenses	61,578	28,191	33,387	118.4%
Depreciation and amortization expense	19,586	12,768	6,818	53.4%
General and administrative expenses	3,161	2,843	318	11.2%
Operating income (loss)	$(10,108)	$2,507	$(12,615)	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$24,347	$40,024	$(15,677)	(39.2)%
Operating expenses	18,962	20,960	(1,998)	(9.5)%
Depreciation and amortization expense	5,126	4,721	405	8.6%
General and administrative expenses	1,614	1,539	75	4.9%
Operating income (loss)	$(1,355)	$12,804	$(14,159)	n/m
Total Company:
Revenue	$221,884	$225,308	$(3,424)	(1.5)%
Operating expenses	146,297	122,728	23,569	19.2%
Asset Impairment	82,507	—	82,507	n/m
Depreciation and amortization expense	44,319	38,040	6,279	16.5%
General and administrative expenses	19,659	19,284	375	1.9%
Operating income (loss)	(70,898)	45,256	(116,154)	n/m
Interest expense	(25,194)	(19,360)	(5,834)	30.1%
Other, net	(168)	(337)	169	(50.1)%
Income (loss) before income taxes	(96,260)	25,559	(121,819)	n/m
Income tax benefit (provision)	7,707	(8,400)	16,107	n/m
Income (loss) from continuing operations	(88,553)	17,159	(105,712)	n/m
Income from discontinued operations, net of taxes	—	8,093	(8,093)	n/m
Net income (loss)	(88,553)	25,252	(113,805)	n/m
Loss attributable to noncontrolling interest	—	21	(21)	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$(88,553)	$25,273	$(113,826)	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended September 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,133	1,656	68.4%	$108,844	$39,708
International Offshore	485	736	65.9%	153,025	83,666
International Liftboats	997	2,116	47.1%	24,420	8,961

	Three Months Ended September 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,522	1,678	90.7%	$91,311	$43,848
International Offshore	426	552	77.2%	108,707	51,071
International Liftboats	1,578	2,116	74.6%	25,364	9,905
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

For the Three Months Ended September 30, 2014 and 2013
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment due to a decline in operating days in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease of approximately $42 million, primarily due to lower demand during the Current Quarter. Partially offsetting this decrease, average dayrates were higher in the Current Quarter as compared to the Comparable Quarter, which contributed to an increase in revenue of approximately $27 million.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$15.6 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$15.6 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;

•
$7.0 million increase from Hercules 208 primarily due to $2.4 million of mobilization revenue in the Current Quarter and additional operating days in the Current Quarter as compared to the Comparable Quarter;

•	$3.5 million increase related to the Perisai management agreement; partially offset by

•	$9.4 million decrease from Hercules 260 as it was ready stacked during the Current Quarter; and

•	$3.5 million decrease from Hercules 261 primarily due to it being in the shipyard during a portion of the Current Quarter for a special survey.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted primarily from a decrease in utilization for the majority of our vessels in West Africa.

Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$5.2 million gain on the sale of Hercules 2003 and Hercules 2500 in the Current Quarter;

•	$3.9 million decrease from Hercules 265 primarily due to $3.2 million of expenses related to the insurance claim in the Comparable Quarter;

•	$1.1 million decrease to costs associated with workers' compensation; partially offset by

•	$2.8 million increase to state sales and use taxes in the Current Quarter as compared to the Comparable Quarter.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$12.7 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•	$8.0 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013; and

•	$7.7 million increase from Hercules 267 primarily due to the rig being in the shipyard in the Comparable Quarter preparing for a contract.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to lower repairs and maintenance expense in the Current Quarter as compared to the Comparable Quarter.
Asset Impairment
During the Current Quarter, we recorded a non-cash asset impairment charge of $82.5 million in our Domestic Drilling segment to write-down the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 to fair value.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional depreciation for the Hercules Resilience, Hercules Triumph, Hercules 267 and other capital projects, which contributed to increases of $2.6 million, $2.1 million, $2.0 million and $4.3 million, respectively. These increases are partially offset by a reduction in depreciation of $3.5 million due to rigs impaired in the fourth quarter of 2013.
Interest Expense
The increase in interest expense is primarily due to $8.7 million of interest capitalization in the Comparable Quarter on upgrade and reactivation projects and on the Hercules Resilience and Hercules Triumph projects, partially offset by a $2.5 million reduction in interest expense in the Current Quarter as compared to the Comparable Quarter associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013.
Income Tax Benefit (Provision)
During the Current Quarter we generated an income tax benefit from continuing operations of $7.7 million compared to an income tax provision of $8.4 million in the Comparable Quarter. The change is primarily related to the tax effect of the mix of earnings (losses) from different jurisdictions, partially offset by the impact of the U.S. valuation allowance.
Discontinued Operations
In the Comparable Quarter, we had income from our former Inland and Domestic Liftboat operations of $7.6 million, net of taxes, and $0.5 million, net of taxes, respectively. Income from our former Inland operations includes a pre-tax gain of $4.8 million for the sale of Hercules 27 in August 2013. The sale of the remaining assets that were held for sale at June 30, 2013 was completed in July 2013.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	24	29
Revenue	$406,968	$387,088	$19,880	5.1%
Operating expenses	202,095	198,887	3,208	1.6%
Asset Impairment	82,507	—	82,507	n/m
Depreciation and amortization expense	53,948	59,291	(5,343)	(9.0)%
General and administrative expenses	4,824	4,705	119	2.5%
Operating income	$63,594	$124,205	$(60,611)	(48.8)%
International Offshore:
Number of rigs (as of end of period)	9	11
Revenue	$226,880	$126,836	$100,044	78.9%
Operating expenses	153,177	93,769	59,408	63.4%
Depreciation and amortization expense	55,287	35,555	19,732	55.5%
General and administrative expenses	7,157	10,507	(3,350)	(31.9)%
Operating income (loss)	$11,259	$(12,995)	$24,254	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$87,733	$109,035	$(21,302)	(19.5)%
Operating expenses	58,502	62,883	(4,381)	(7.0)%
Depreciation and amortization expense	15,868	13,872	1,996	14.4%
General and administrative expenses	9,867	4,387	5,480	124.9%
Operating income	$3,496	$27,893	$(24,397)	(87.5)%
Total Company:
Revenue	$721,581	$622,959	$98,622	15.8%
Operating expenses	413,774	355,539	58,235	16.4%
Asset Impairment	82,507	—	82,507	n/m
Depreciation and amortization expense	128,072	110,906	17,166	15.5%
General and administrative expenses	60,405	59,821	584	1.0%
Operating income	36,823	96,693	(59,870)	(61.9)%
Interest expense	(74,164)	(54,495)	(19,669)	36.1%
Loss on extinguishment of debt	(19,925)	—	(19,925)	n/m
Gain on equity investment	—	14,876	(14,876)	n/m
Other, net	196	(1,652)	1,848	n/m
Income (loss) before income taxes	(57,070)	55,422	(112,492)	n/m
Income tax benefit (provision)	(4,921)	18,609	(23,530)	n/m
Income (loss) from continuing operations	(61,991)	74,031	(136,022)	n/m
Loss from discontinued operations, net of taxes	—	(40,996)	40,996	n/m
Net income (loss)	(61,991)	33,035	(95,026)	n/m
Loss attributable to noncontrolling interest	—	39	(39)	n/m
Net income (loss) attributable to Hercules Offshore, Inc.	$(61,991)	$33,074	$(95,065)	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Nine Months Ended September 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	3,774	4,914	76.8%	$107,835	$41,126
International Offshore	1,535	2,139	71.8%	147,805	71,612
International Liftboats	3,473	6,279	55.3%	25,261	9,317

	Nine Months Ended September 30, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,576	4,993	91.6%	$84,591	$39,833
International Offshore	1,115	1,540	72.4%	113,754	60,889
International Liftboats	4,503	6,220	72.4%	24,214	10,110
For the Nine Months Ended September 30, 2014 and 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates in the Current Period as compared to the Comparable Period, which contributed to an increase of approximately $106 million. Partially offsetting this increase, operating days declined in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $87 million primarily due to several rigs undergoing scheduled regulatory surveys and repairs, Hercules 265 being out of service as well as lower demand in the Current Period.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$53.2 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$28.3 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;

•	$14.4 million increase from Hercules 266 as the rig commenced work in April 2013;

•	$13.3 million increase from Hercules 267 as the rig commenced work in November 2013;

•	$7.5 million increase related to the Perisai management agreement; partially offset by

•	$11.6 million decrease from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of the Current Period for a special survey; and

•	$8.1 million decrease from Hercules 260 as it was ready stacked during a portion of the Current Period.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted largely from a decrease in utilization of the majority of our vessels in West Africa. This decrease was partially offset by an $8.2 million increase in revenue from our vessels in the Middle East.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$9.4 million increase in labor costs in the Current Period as compared to the Comparable Period;

•	$5.8 million increase to state sales and use taxes in the Current Period;

•	$3.8 million increase due to the reactivation of Hercules 209 in May 2013;

•	$1.5 million increase to repairs and maintenance;

•	$1.2 million increase to insurance costs; partially offset by;

•
$10.0 million decrease from Hercules 265 primarily due to $3.2 million of expenses related to the Hercules 265 insurance claim in the Comparable Period and the rig being out of service in the Current Period; and

•	$10.6 million in additional net gains on asset sales in the Current Period as compared to the Comparable Period.

International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$21.2 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013;

•	$21.3 million increase from Hercules 267 primarily due to the rig being in the shipyard in the Comparable Period preparing for a contract;

•	$25.2 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•	$5.1 million increase related to the Perisai management agreement;

•	$4.4 million increase from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of the Current Period for a special survey;

•	$4.2 million increase from Hercules 266 as the rig began working in April 2013; partially offset by a

•	$10.5 million gain on the sale of Hercules 258 in the Current Period; and

•	$6.8 million decrease from Hercules 260 in the Current Period as compared to the Comparable Period primarily due to repair costs in the Comparable Period related to the rig's spudcan damage.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to a $3.6 million reduction in repairs and maintenance costs in the Current Period as compared to the Comparable Period and a $2.6 million write down of a cold stacked vessel in West Africa to fair market value in the Comparable Period. Partially offsetting these decreases in operating expenses, our International Liftboats segment had an increase of $2.8 million in labor costs in the Current Period as compared to the Comparable Period.
Asset Impairment
During the Current Period, we recorded a non-cash asset impairment charge of $82.5 million in our Domestic Drilling segment to write-down the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 to fair value.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional depreciation for the Hercules Triumph, Hercules Resilience, Hercules 267, Hercules 266 and other capital projects, which contributed to increases of $6.1 million, $5.7 million, $5.6 million, $2.8 million and $11.0 million, respectively. These increases are partially offset by a reduction in depreciation of $10.3 million due to rigs impaired in the fourth quarter of 2013 and $2.7 due to the sale of Hercules 170 in the fourth quarter of 2013.
Interest Expense
The increase in interest expense for the Current Period is primarily due to $18.0 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013 as well as a reduction in interest capitalization of $8.7 million in the Current Period as compared to the Comparable Period. The Comparable Period included interest capitalization on upgrade and reactivation projects and the Hercules Triumph project which were all completed in 2013, and the Hercules Resilience project which was completed in February 2014, while the Current Period includes interest capitalization on the Hercules Resilience and Hercules Highlander projects. These increases in interest expense are partially offset by a $7.3 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013.
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
Income Tax Benefit (Provision)
During the Current Period we generated an income tax provision from continuing operations of $4.9 million compared to an income tax benefit from continuing operations of $18.6 million in the Comparable Period. The change is primarily related to the $37.7 million tax benefit recorded in the Comparable Period related to the tax attributes received from the Seahawk Transaction. Additionally, the variation is due to the change in the U.S. valuation allowance, partially offset by the tax effect of the mix of earnings (losses) from different jurisdictions and the impact of discrete items.

Discontinued Operations
In the Comparable Period, we had a loss from our former Inland and Domestic Liftboat operations of $36.9 million, net of taxes, and $4.1 million, net of taxes, respectively. These losses included a pre-tax impairment charge of $40.9 million and $3.5 million, for the former Inland and Domestic Liftboat operations, respectively, to write down the assets to fair value less costs to sell. Additionally, the loss from our former Inland operations includes a $4.8 million pre-tax gain on the sale of Hercules 27 in August 2013. The sale of these assets was completed in the third quarter of 2013.
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

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income (Loss) attributable to Hercules Offshore, Inc.	$(70,898)	$45,277	$36,823	$96,732
Adjustments:
Asset impairment	82,507	—	82,507	—
Net gain on sale of cold-stacked drilling rigs	(4,741)	—	(22,620)	—
Total adjustments	77,766	—	59,887	—
Adjusted Operating Income	$6,868	$45,277	$96,710	$96,732
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$(88,553)	$17,180	$(61,991)	$74,070
Adjustments:
Asset impairment	82,507	—	82,507	—
Net gain on sale of cold-stacked drilling rigs	(4,741)	—	(22,620)	—
Loss on extinguishment of debt	—	—	19,925	—
Gain on equity investment	—	—	—	(14,876)
Tax benefit (a)	—	—	—	(37,729)
Total adjustments	77,766	—	79,812	(52,605)
Adjusted Income (Loss) from Continuing Operations	$(10,787)	$17,180	$17,821	$21,465
Diluted Earnings (Loss) per Share from Continuing Operations	$(0.55)	$0.11	$(0.39)	$0.46
Adjustments:
Asset impairment	0.51	—	0.51	—
Net gain on sale of cold-stacked drilling rigs	(0.03)	—	(0.14)	—
Loss on extinguishment of debt	—	—	0.13	—
Gain on equity investment	—	—	—	(0.09)
Tax benefit (a)	—	—	—	(0.24)
Total adjustments	0.48	—	0.50	(0.33)
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$(0.07)	$0.11	$0.11	$0.13
Income (Loss) from Continuing Operations attributable to Hercules Offshore, Inc.	$(88,553)	$17,180	$(61,991)	$74,070
Interest expense	25,194	19,360	74,164	54,495
Income tax provision (benefit)	(7,707)	8,400	4,921	(18,609)
Depreciation and amortization	44,319	38,040	128,072	110,906
EBITDA	(26,747)	82,980	145,166	220,862
Adjustments:
Asset impairment	82,507	—	82,507	—
Net gain on sale of cold-stacked drilling rigs	(4,741)	—	(22,620)	—
Loss on extinguishment of debt	—	—	19,925	—
Gain on equity investment	—	—	—	(14,876)
Total adjustments	77,766	—	79,812	(14,876)
Adjusted EBITDA	$51,019	$82,980	$224,978	$205,986
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
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since the financial crisis starting in 2008 and again with the imposition of new regulations during 2010. Drilling contractors have elected to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 37 rigs as of October 20, 2014, excluding rigs scheduled to depart the region. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. Since 2011, only two jackup rigs have mobilized from other international markets to the U.S. Gulf of Mexico, including one rig that came from Mexico in mid-2014. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations before year end 2015. It is uncertain whether PEMEX will re-contract these rigs, and if not, to where these rigs will migrate.
U.S. Gulf of Mexico jackup rig demand, as defined by rigs under contract, stood at 24 rigs as of October 20, 2014. The relatively high price of crude oil has provided a solid economic base to support drilling activity in the U.S. Gulf of Mexico. However, significant property ownership transfers and the consolidation of E&P customers through mergers and acquisitions in the region have impacted near term demand. These transactions have caused a disruption in drilling programs within these companies, and as a result, we expect the overall environment to remain relatively soft at least through early 2015. Given these market conditions, we are executing on cost saving measures, including the cold stacking of four domestic rigs. We currently believe that this is an appropriate step to better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will respond timely to these signals to protect our market leading position within the region. While we anticipate drilling activity levels will rebound as E&P customers complete their integration process, there are no assurances that subsequent demand will improve.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Relatively high crude oil prices leads us to believe that international demand for jackup rigs will increase in 2014. Our expectation for greater international rig demand is tempered by the anticipated growth in supply from newly constructed rigs. As of October 20, 2014, there were approximately 460 existing, actively marketed jackup rigs outside of the U.S. Gulf of Mexico excluding cold stacked rigs, of which 30 rigs were uncontracted. In addition, globally, there are an estimated 144 new jackup rigs either under construction, on order, or planned for delivery from 2014 to 2017, of which 127 are without contracts. With the exception of the Hercules Highlander, Hercules Triumph and Hercules Resilience, all of the jackup rigs under construction have higher specifications than the rigs in our existing fleet.
The Hercules Highlander, Hercules Triumph and Hercules Resilience are HSHE rigs. We believe demand for HSHE jackup rigs has grown, driven by harsher environmental conditions, greater well depths and increased complexities of the offshore wells drilled by oil and gas companies. We expect this trend to continue through the foreseeable future, as oil and gas companies further expand their exploration efforts into frontier areas that are often characterized by these greater challenges. Tempering our near term expectations for HSHE jackup rig demand is the growth in new rig supply that is previously referenced, several of which are competitive with our HSHE rigs.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Year-to-date, demand for liftboat services in West Africa has been volatile. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria. We expect continued volatility in utilization through the rest of the year, with fourth quarter activity levels in West Africa further hampered by anticipated seasonal slowdown. Although we currently do not expect additional vessels to mobilize into the region, if such mobilization were to occur, that could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the Middle East, we expect healthy demand for liftboats to support increases in construction and well servicing activity levels.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the nine months ended September 30, 2014 are as follows (in millions):

Net Cash Provided by Operating Activities	$86.7
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(134.6)
Insurance Proceeds Received	9.1
Proceeds from Sale of Assets, Net	35.1
Other	1.1
Total	(89.3)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	300.0
Redemption of 7.125% Senior Secured Notes	(300.0)
Payment of Debt Issuance Costs	(3.9)
Other	0.1
Total	(3.8)
Net Decrease in Cash and Cash Equivalents	$(6.4)
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
Senior Secured Credit Agreement
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the “Credit Agreement”) governs our senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of September 30, 2014, no amounts were outstanding and $13.5 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $136.5 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of September 30, 2014, we were in compliance with all covenants under our revolving credit facility.
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
The 6.75% Senior Notes contain other indenture provisions that are similar to the Credit Agreement and the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes and 10.25% Senior Notes.
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
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations:

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
Primary Marine Package Coverage
Our primary marine package provides for hull and machinery coverage for substantially all of our rigs (excluding Hercules Triumph and Hercules Resilience which are covered under separate policies, discussed below) and liftboats up to a scheduled value of each asset. The marine package includes protection and indemnity and maritime employer’s liability coverage for marine crew personal injury and death and certain operational liabilities. The major coverages of this package include the following:

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
Capital Expenditures
We currently expect total capital expenditures during the fourth quarter 2014 to approximate $15 million. Our preliminary estimate for 2015 capital expenditures is approximately $120 million to $130 million, including approximately $40 million related to the Hercules Highlander. Planned capital expenditures also include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond the aforementioned periods.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first nine months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Item 1A of Part II of this quarterly report and the following:

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

•	the impact of public health outbreaks;

•	the enforceability and interpretations of indemnity and liability provisions contained in our drilling contracts, particularly in the U.S. Gulf of Mexico;

•	the effect of litigation, investigations, audits and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
Public health threats could have a material adverse effect on our operations and our financial results.
Public health threats, such as the Ebola virus, and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world near where we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel, restrictions on travel to or from countries in which we operate, or inability to access our offices, rigs or liftboats could adversely affect our operations. Travel restrictions, operational problems or large-scale social unrest in any part of the world in which we operate, or any reduction in the demand for drilling or liftboat services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 1-31, 2014	1,287	$4.02	N/A	N/A
August 1-31, 2014	3,373	3.24	N/A	N/A
September 1-30, 2014	329	2.96	N/A	N/A
Total	4,989	3.43	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved 2004 Amended and Restated Long-Term Incentive Plan.

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

Date: October 23, 2014