Form 10-K
period 2014-12-31
HERCULES OFFSHORE, INC.
filed 2015-03-02
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014, based on the closing price on the NASDAQ Global Select Market on such date, was approximately $632 million. As of such date, the registrant’s directors and executive officers were considered affiliates of the registrant for this purpose.
As of February 23, 2015, there were 161,051,313 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Overview
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 19, 2015, we operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $244 million remains to be spent at December 31, 2014. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Drilling Contract Termination
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We are in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to us under the contract as a result of such termination.
Asset Dispositions and Impairment
During 2014, we sold six rigs, Hercules 258, Hercules 250, Hercules 2002, Hercules 2003, Hercules 2500 and Hercules 156, for gross proceeds of $33.1 million and recorded a net gain on the sales of $22.6 million for the year ended December 31, 2014.
We made the decision to remove nine rigs, Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253, from our marketable assets into our non-marketable assets as we do not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash asset impairment charge of $199.5 million ($199.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2014, to write the rigs down to fair value based on a third-party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.
Our Segments and Fleet
As of February 19, 2015, our business segments were Domestic Offshore, International Offshore, and International Liftboats, which included 24 jackup rigs, nine jackup rigs (including one jackup rig under construction) and 24 liftboats (including five liftboats owned by a third party), respectively. Additionally in our International Offshore segment, we have an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia and Perisai Pacific 102 is expected to be delivered in the second quarter of 2015.
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
Our liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well. A liftboat contract generally is based on a flat dayrate for the vessel and crew. Our liftboat dayrates are determined by prevailing market rates, vessel availability and historical rates paid by the specific customer. Under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, oil, rental equipment and other items. Liftboat contracts generally are for shorter terms than are drilling contracts, although international liftboat contracts may have terms of greater than one year.
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
Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, similar to those encountered in certain of the shallow-water areas of the U.S. Gulf of Mexico or “U.S. GOM”. Mat-supported rigs generally are able to position themselves more quickly on the worksite and more easily move on and off location than independent leg rigs. Twenty-two of our jackup rigs are mat-supported and eleven are independent leg rigs.
Thirty of our rigs have a cantilever design that permits the drilling platform to be extended out from the hull to perform drilling or workover operations over some types of pre-existing platforms or structures. Three rigs have a slot-type design, which requires drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling rather than development drilling, in that their configuration makes them difficult to position over existing platforms or structures. Historically, jackup rigs with a cantilever design have maintained higher levels of utilization than rigs with a slot-type design.
As of February 19, 2015, eleven of our jackup rigs were under contract ranging in duration from well-to-well to five years. In the following table, “ILS” means an independent leg slot-type jackup rig, “MC” means a mat-supported cantilevered jackup rig, “ILC” means an independent leg cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

The following table contains information regarding our jackup rig fleet as of February 19, 2015.

Rig Name	Type	Year Built/ Upgraded (a)	Maximum/ Minimum Water Depth Rating	Rated Drilling Depth (b)	Location	Status(c)
			(Feet)	(Feet)
Hercules 85	ILS	1982	85/9	20,000	U.S. GOM	Cold Stacked
Hercules 120	MC	1958/1985	120/22	15,000	U.S. GOM	Contracted
Hercules 150	ILC	1979	150/10	20,000	U.S. GOM	Warm Stacked
Hercules 153	MC	1980/2007	150/22	25,000	U.S. GOM	Cold Stacked
Hercules 173	MC	1971	173/22	15,000	U.S. GOM	Contracted
Hercules 200	MC	1979	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 201	MC	1981	200/23	20,000	U.S. GOM	Warm Stacked
Hercules 202	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 203	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 204	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 205	MC	1979/2003	200/23	20,000	U.S. GOM	Contracted
Hercules 206	MC	1980/2003	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 207	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 208 (d)	MC	1980/2008	200/22	20,000	India	Ready Stacked
Hercules 209	MC	1981/2013	200/23	20,000	U.S. GOM	Warm Stacked
Hercules 211	MC	1980	200/23	18,000 (e)	U.S. GOM	Cold Stacked
Hercules 212	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 213	MC	1981/2002	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 214	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 251	MS	1978	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 253	MS	1982	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 260	ILC	1979/2008	150/12	20,000	Gabon	Shipyard
Hercules 261	ILC	1979/2008	250/15	20,000	Saudi Arabia	Contracted (f)
Hercules 262	ILC	1982/2008	250/15	20,000	Saudi Arabia	Contracted
Hercules 263	MC	1982/2002	250/23	20,000	U.S. GOM	Contracted
Hercules 264	MC	1976/1998	250/23	25,000	U.S. GOM	Ready Stacked
Hercules 266	ILC	1978/2013	250/15	20,000	Saudi Arabia	Contracted
Hercules 267	ILC	1980/2006	250/15	20,000	Ivory Coast	Contracted
Hercules 300	MC	1974/2000	300/25	20,000	U.S. GOM	Contracted
Hercules 350	ILC	1982	350/16	25,000	U.S. GOM	Contracted
Hercules Resilience	ILC	2013	400/25	35,000	Gabon	Ready Stacked
Hercules Triumph	ILC	2013	400/25	35,000	Rotterdam	Shipyard
Hercules Highlander	ILC	(g)	400/30	30,000	Singapore	Contracted
 _____________________________

(a)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

(b)
Rated drilling depth generally means drilling depth stated by the manufacturer of the rig. Depending on deck space and other factors, a rig may not have the actual capacity to drill at the rated drilling depth.

(c)
Rigs designated as “Contracted” are under contract while rigs described as "Ready Stacked" are not under contract, but generally are ready for service. Rigs described as "Warm Stacked" are actively marketed and may have a reduced number of crew, but only require a full crew to be ready for Service, while rigs described as “Cold Stacked” are not actively marketed, normally require the hiring of an entire crew and require a maintenance review and refurbishment before they can function as a drilling rig. Rigs described as “Shipyard” are undergoing maintenance, repairs or upgrades and may or may not be actively marketed depending on the length of stay in the shipyard.

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

(f)
We received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We are in the process of seeking a basis for continuing the Hercules 261 contract.

(g)	Rig is currently under construction with an expected delivery of April 2016.
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

As of February 19, 2015, we owned 16 liftboats operating in West Africa and three liftboats operating in the Middle East. In addition, we operated five liftboats owned by a third party in West Africa. The following table contains information regarding the liftboats we operated as of February 19, 2015.

Liftboat Name (1)	Year Built/ Upgraded (2)	Leg Length (6)	Deck Area Total	Maximum Deck Load	Location	Gross Registered Tonnage
		(Feet)	(Square feet)	(Pounds)
Bull Ray	2008	280	11,000	1,000,000	Cameroon	2,559
Whale Shark (7)	2005/2009	260	8,170	1,010,150	U.A.E.	1,142
Tiger Shark (7)	2001	227	5,300	1,237,000	Nigeria	1,403
Kingfish	1996/2012	229	5,000	689,920	U.A.E	1,312
Blue Shark	1981	219	3,800	400,000	Nigeria	1,182
Amberjack (7)	1981	205	3,800	600,000	U.A.E.	417
Creole Fish (4)	2001	200	5,000	798,000	Nigeria	192
Cutlassfish (4)	2006	197	5,000	507,582	Nigeria	194
Black Jack	1997/2008	200	4,000	358,400	Nigeria	777
Oilfish (7)	1996	170	3,200	400,000	Nigeria	465
F. J. Leleux (5)	1981	150	2,600	200,000	Nigeria	407
Black Marlin	1984	150	2,600	200,000	Nigeria	407
Pilot Fish	1990	145	2,400	175,000	Nigeria	310
Rudderfish	1991	145	3,000	175,000	Nigeria	310
Scamp	1984	130	2,400	150,000	Nigeria	280
Charlie Cobb (5)	1980	120	2,000	100,000	Nigeria	210
Durwood Speed (5)	1979	120	2,000	100,000	Nigeria	210
James T. Choat (5)	1980	120	2,000	100,000	Nigeria	210
Solefish	1978	120	2,000	100,000	Nigeria	229
Tigerfish	1980	120	2,000	100,000	Nigeria	210
Zoal Albrecht (5)	1982	120	2,000	100,000	Nigeria	210
Bonefish (3)	1978	105	1,009	110,000	Nigeria	97
Gemfish	1978	105	2,000	100,000	Nigeria	223
Tapertail	1979	105	1,392	110,000	Nigeria	100
  _____________________________

(1)	Names as printed on Flag registry document. All vessels are Panama Flag unless otherwise noted.

(2)	Dates shown are the original date the vessel was built and the date of the most recent upgrade and/or major refurbishment, if any.

(3)	The Bonefish is currently cold stacked. All other liftboats are either available or operating.

(4)	U.S. flagged vessels. Gross registered tonnage under U.S. tonnage scheme for application of International Regulations.

(5)	Nigerian flagged vessels. Operated exclusively by Hercules for third party owner.

(6)	Leg Length measured from bottom of pad to top of the end cap.

(7)	Maximum deck load applicable at limited water depths.

Competition
The shallow-water businesses in which we operate are highly competitive. Domestic drilling contracts are traditionally short term in nature, although we have recently been awarded longer term domestic drilling contracts. International drilling and liftboat contracts are longer term in nature. The contracts are typically awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although technical capability of service and equipment, unit availability, unit location, safety record and crew quality may also be considered. Certain of our competitors in the shallow-water business may have greater financial and other resources than we have. As a result, these competitors may have a better ability to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs, acquire existing rigs, and make technological improvements to existing equipment or replace equipment that becomes obsolete. Competition for offshore rigs is usually on a global basis, as drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our mat-supported jackup rigs to certain regions in response to changes in market conditions is limited. Additionally, a number of our competitors have independent leg jackup rigs with generally higher specifications and capabilities than the independent leg rigs that we currently operate. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs.
Customers
Our customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of our total revenue from continuing operations in any of the past three years are as follows:

	Year Ended December 31,
	2014	2013	2012
Chevron Corporation (a)	15%	15%	16%
EPL Oil & Gas (b)	14	10	5
Saudi Aramco (c)	12	12	7
Cairn Energy (c)	11	2	—
   _____________________________

(a)	Revenue included in our Domestic Offshore, International Offshore and International Liftboats segments.

(b)	Revenue included in our Domestic Offshore segment.

(c)	Revenue included in our International Offshore segment.
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

A liftboat contract generally is based on a flat dayrate for the vessel and crew. Our liftboat dayrates are determined by prevailing market rates, vessel availability and historical rates paid by the specific customer. Under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, oil, rental equipment and other items. Liftboat contracts generally are for shorter terms than are drilling contracts.
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
Contract Backlog
We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. The following table reflects the amount of our contract backlog for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander, by year as of February 19, 2015:

	For the Years Ending December 31,
	Total	2015	2016	2017	Thereafter
	(in thousands)
Domestic Offshore	$64,773	$64,773	$—	$—	$—
International Offshore (a)	656,039	78,754	77,688	125,271	374,326
International Liftboats	1,176	1,176	—	—	—
Total	$721,988	$144,703	$77,688	$125,271	$374,326
(a) Contract backlog as of February 19, 2015 for our International Offshore segment excludes $38.1 million, $49.9 million, $49.8 million and $86.9 million for the years 2015, 2016, 2017 and thereafter, respectively, attributable to the Hercules 261 contract cancellation. We are in the process of seeking a basis for continuing the Hercules 261 contract. See previous discussion under Overview.
Employees
As of December 31, 2014, we had approximately 1,800 employees. We require skilled personnel to operate and provide technical services and support for our rigs, barges and liftboats. As a result, we conduct extensive personnel training and safety programs.
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
We maintain insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, we completed the annual renewal of all of our key insurance policies. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for our insurance program is scheduled for May 1, 2015. We paid $42.9 million in the second quarter of 2014 for our insurance renewals.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. We received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million after writing off the rig's net book value of $18.4 million. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Insurance Claims Settlement
In September 2011, we were conducting a required annual spud can inspection on Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced additional damage to its legs. We conducted a survey of the rig's legs above and below the water line and discovered extensive damage to various portions of the rig's legs. In June 2012, we determined that it was unfeasible to repair the damage and return the rig to service and recorded a non-cash impairment charge to write the rig down to salvage value. We and our insurance underwriters reached a global settlement in September 2012, agreeing that Hercules 185 should be considered a constructive total loss. From this settlement, we received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statements of Operations for the year ended December 31, 2012. In the fourth quarter 2013, we sold the Hercules 185 for $0.6 million. Pursuant to our settlement with the underwriters, the full proceeds from this sale were transferred to underwriters after closing.
Regulation
Our operations are affected in varying degrees by federal, state, local and foreign and/or international governmental laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Our industry is dependent on demand for services from the oil and natural gas industry and, accordingly, is also affected by changing tax and other laws relating to the energy business generally. In the United States, we are subject to the jurisdiction of the Environmental Protection Agency ("EPA"), U.S. Coast Guard (“Coast Guard”), the National Transportation Safety Board ("NTSB"), the U.S. Customs and Border Protection (“CBP”), the Department of Interior, the Bureau of Ocean Energy

Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), as well as classification societies such as the American Bureau of Shipping ("ABS"). The Coast Guard and the NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the CBP is authorized to inspect vessels at will. Coast Guard regulations also require annual inspections and periodic drydock inspections or special examinations of our vessels.

In the aftermath of the Macondo well blowout incident in April 2010, BSEE and BOEM have proposed and implemented regulations and requirements that add safety measures, increase permit scrutiny and add other requirements and policies such as contractor sanctions that could materially increase the cost of offshore drilling in the U.S. Gulf of Mexico. Restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico, and the promulgation of Notices to Lessees have impacted and may continue to impact our operations. In addition, the federal government has considered legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S. Gulf of Mexico as well as regulations relating to the protection of the environment, all of which could materially adversely affect our financial condition and results of operations.
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
The U.S. Federal Water Pollution Control Act of 1972, as amended, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified discharge activities occur. Offshore facilities must also prepare plans addressing spill prevention, control and countermeasures. In place of the former Clean Water Act exemption, the EPA adopted a Vessel General Permit, effective December 19, 2008, that required subject vessel operators, including us, to obtain a Vessel General Permit for all of our covered vessels by February 6, 2009. We have obtained the necessary Vessel General Permit for all of our vessels to which this permitting program applies and have prepared Spill Prevention Control and Countermeasure Plans where appropriate. In addition to the EPA’s issuance of the Vessel General Permit, some states are, and other states are considering, regulating ballast water discharges. Violations of monitoring, reporting and permitting requirements associated with applicable ballast water discharge permitting programs or other regulatory initiatives may result in the imposition of civil and criminal penalties. Moreover, we have incurred added costs to comply with legal requirements under the Vessel General Permit and may continue to incur further costs as other legal requirements under federal and state ballast water discharge permit programs are adopted and implemented, but we do not believe that such compliance efforts will have a material adverse effect on our results of operations or financial position.
The U.S. Oil Pollution Act of 1990 (“OPA”), as amended, and related regulations impose a variety of requirements on “responsible parties” related to the prevention and/or reporting of oil spills and liability for damages resulting from such spills in waters off the U.S. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Under OPA, as amended by the Coast Guard and Maritime Transportation Act of 2006, “tank vessels” are subject to certain specified liability limits. Few defenses exist to the liability imposed by OPA and the liability could be substantial. Moreover, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply and certain defenses may not be available. In addition, OPA imposes on responsible parties the need for proof of financial responsibility to cover at least some costs in a potential spill. As required, we have provided satisfactory evidence of financial responsibility to the Coast Guard for all of our vessels subject to such requirements.

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
Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts, prohibits deliberate emissions of ozone depleting substances and includes measures aimed at reducing greenhouse gases. Annex VI entered into force on May 19, 2005, and applies to all ships, fixed and floating drilling rigs and other floating platforms. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling rigs, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel, which may vary from the standard U.S. gross tonnage for the vessel reflected in our liftboat table previously. Annex VI came into force in the United States on January 8, 2009. Moreover, on July 1, 2010, amendments to Annex VI to the MARPOL Convention took effect requiring the imposition of progressively stricter limitations on sulfur emissions from ships. As a result, limitations imposed on sulfur emissions will require that fuels of vessels in covered Emission Control Areas (“ECAs”) contain no more than 1% sulfur. In August 2012, the North American ECA became enforceable. The North American ECA includes areas subject to the exclusive sovereignty of the United States and extends up to 200 nautical miles from the coasts of the United States, which area includes parts of the U.S. Gulf of Mexico. Consequently, beginning on January 1, 2012, limits on marine fuel used to power ships in non-ECA areas were capped at 3.5% sulfur and, in August 2012, when the North American ECA became effective, the sulfur limit in marine fuel was capped at 1%, which is the capped amount for all other ECA areas since July 1, 2010. These capped amounts will then decrease progressively until they reach 0.5% by January 1, 2020 for non-ECA areas and 0.1% by January 1, 2015 for ECA areas, including the North American ECA. The amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. Our operation of vessels in international waters, outside of the North American ECA, are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the rigs we currently offer for international projects are generally exempt from the more costly compliance requirements of Annex VI and the liftboats we currently offer for international projects are generally exempt from or otherwise substantially comply with those requirements.

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
 Segment and Geographic Information
Information with respect to revenue, operating income and total assets attributable to our segments and revenue and long-lived assets by geographic areas of operations is presented in Note 13 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. Additional information about our segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report.

Item 1A.    Risk Factors

Our business depends on the level of activity in the oil and natural gas industry, which is significantly affected by volatile oil and natural gas prices.
Our business depends on the level of activity of oil and natural gas exploration, development and production in the U.S. Gulf of Mexico and internationally, and in particular, the level of exploration, development and production expenditures of our customers. Demand for our drilling services is adversely affected by declines associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices often causes oil and gas companies to reduce spending on exploration, development and production. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations about future commodity prices typically drive demand for our services. Reductions in capital expenditures of our customers reduce rig utilization and dayrates. Oil and natural gas prices are extremely volatile and are affected by numerous factors, including the following:

•	the demand for oil and natural gas in the United States and elsewhere;

•	the supply of oil and natural gas in the United States and elsewhere;

•	the cost of exploring for, developing, producing and delivering oil and natural gas, and the relative cost of onshore production or importation of natural gas;

•	political, economic and weather conditions in the United States and elsewhere;

•	advances in drilling, exploration, development and production technology;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain oil production levels and pricing;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies and governmental regulations;

•	the development and exploitation of alternative fuels, and the competitive, social and political position of natural gas as a source of energy compared with other energy sources;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•
the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia, Eastern Europe and other significant oil and natural gas producing regions; and

•
acts of terrorism or piracy that affect oil and natural gas producing regions, especially in Nigeria and the Middle East, where armed conflict, civil unrest and acts of terrorism are increasingly common occurrences.

Reduced demand for drilling and liftboat services could materially erode dayrates and utilization rates for our units, which could adversely affect our financial condition and results of operations. Continued hostilities in the Middle East, North Africa, West Africa, Asia and Eastern Europe, and the occurrence or threat of terrorist attacks against the United States or other countries could negatively impact the economies of the United States and other countries where we operate. A decline in the United States or global economy could result in a decrease in energy consumption and commodity prices, which in turn would cause our revenue and margins to decline and limit our future growth prospects.
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
As of December 31, 2014, we had total outstanding debt of approximately $1.2 billion. This debt represented approximately 66% of our total book capitalization. As of December 31, 2014, we had $142.6 million of available capacity under our revolving credit facility, after the commitment of $7.4 million for letters of credit issued under it. We may borrow under our revolving credit facility to fund working capital or other needs in the near term up to the remaining availability, subject to our compliance with financial covenants. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences for our business and future prospects, including the following:

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
Our ability to make payments on and to refinance our indebtedness, including the 10.25% Senior Notes due 2019, the 8.75% Senior Notes due 2021, the 3.375% Convertible Senior Notes due 2038, the 7.5% Senior Notes due 2021 and the 6.75% Senior Notes due 2022, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and other commitments, and any insufficiency could negatively impact our business. To the extent we are unable to make scheduled interest payments or repay our indebtedness as it becomes due or at maturity with cash on hand, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we may not be able to complete asset sales in a timely manner sufficient to make such repayments.
If we are unable to comply with the financial covenant in our revolving credit facility, there could be a default, which could result in an acceleration of repayment of funds that we have borrowed.
Our revolving credit facility includes a financial covenant that will be tested if there are any revolving borrowings under the credit facility or letters of credit issued under the credit facility exceeding $10.0 million. If we trigger the conditions requiring testing, our ability to comply with this financial covenant can be affected by events beyond our control. Reduced activity levels in the oil and natural gas industry, such as we are currently experiencing, could adversely impact our ability to comply with such covenant in the future. Our failure to comply with such covenant would result in an event of default under the revolving credit facility. An event of default could prevent us from borrowing under our revolving credit facility, which could in turn have a material adverse effect on our available liquidity. In addition, an event of default could result in our having to immediately repay all amounts outstanding under the revolving credit facility, the 10.25% Senior Notes due 2019, the 8.75% Senior Notes due 2021, the 3.375% Convertible Senior Notes due 2038, the 7.5% Senior Notes due 2021 and the 6.75% Senior Notes due 2022 and in foreclosure of liens on our assets. As of December 31, 2014, we were in compliance with all covenants under our debt facilities.
Our liquidity depends upon cash on hand, cash from operations and availability under our revolving credit facility.
Our liquidity depends upon cash on hand, cash from operations and availability under our $150.0 million revolving credit facility. The availability under the $150.0 million revolving credit facility is to be used for working capital, capital expenditures and other general corporate purposes. Except under certain conditions, the revolving credit facility requires interest-only payments on a quarterly basis until the maturity date. No amounts were outstanding under the revolving credit facility as of December 31, 2014, although $7.4 million in letters of credit had been issued under it. The remaining availability under the revolving credit facility is $142.6 million at December 31, 2014.
We currently maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. Although we currently believe we have adequate liquidity to fund our operations, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity offerings to fund operations, and under the terms of our existing indebtedness, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. Furthermore, we may need to raise additional funds through public or private debt or equity offerings or asset sales to refinance our indebtedness, to fund capital expenditures or for general corporate purposes. There can be no guarantee that we will be able to access the capital markets when we need to or issue debt or equity on terms that are acceptable to us.
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
Many of our customer contracts are short term, and our customers may seek to terminate, renegotiate or decline to renew contracts when market conditions decline, which could result in reduced profitability.
Currently, all of our drilling contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. Likewise, under our current liftboat contracts, we charge a fixed fee per day regardless of the success of the operations that are being conducted by our customer utilizing our liftboat. In the U.S. Gulf of Mexico, contracts are generally short term, and oil and natural gas companies tend to reduce activity levels quickly in response to downward changes in oil and natural gas prices, such as we are currently experiencing. Due to the short-term nature of most of our contracts, a decline in market conditions such as we are currently experiencing can quickly affect our business if customers reduce their levels of operations. Also, during these periods of depressed market conditions, a customer may no longer need a rig or liftboat that is currently under contract or may be able to obtain a comparable rig or liftboat at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing contracts or avoid their obligations, including their payment obligations, under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the rig or liftboat is a total loss, if the rig or liftboat is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.
Some of our contracts with our customers include terms allowing them to terminate the contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties if some of our contracts with our customers are terminated due to downtime, operational problems or failure to deliver. Some of our other contracts with customers may be cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig or liftboat being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness such as we are currently experiencing. If our customers cancel or require us to renegotiate some of our significant contracts, if we are unable to secure new contracts on substantially similar terms, especially those contracts in our International Offshore segment, or if contracts are suspended for an extended period of time, our revenue and profitability would be materially reduced.
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We are in the process of seeking a basis for continuing the Hercules 261 contract.
We can provide no assurance that our current backlog of contract revenue and receivables will be ultimately realized.
As of February 19, 2015, our total contract drilling backlog for our Domestic Offshore, International Offshore and International Liftboats segments was approximately $0.7 billion for our executed contracts, excluding the backlog associated with the Hercules 261 contract, and including the Maersk contract for the newbuild jackup rig, Hercules Highlander. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. We may not be able to perform under our drilling contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), and our customers may seek to cancel or renegotiate our contracts for various reasons. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. In addition, we can provide no assurance that our customers will pay any or all of the revenues that we have earned from them for providing our drilling and liftboat services. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.
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
Our industry is highly competitive. Our contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although rig and liftboat availability, location and technical capability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Dayrates also depend on the supply of rigs and vessels with excess capacity putting downward pressure on dayrates. Excess capacity can occur when newly constructed rigs and vessels enter service, when rigs and vessels are mobilized between geographic areas and when non-marketed rigs and vessels are reactivated.
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
New construction of rigs and liftboats, mobilization of rigs to regions in which we operate, or reactivation of non-marketed rigs and liftboats, could result in excess supply in the regions in which we operate, and our dayrates and utilization could be reduced.
Construction of rigs, including high specification rigs such as Hercules Highlander, Hercules Triumph and Hercules Resilience, could result in excess supply in international regions, which could reduce our ability to secure new contracts for our rigs and could reduce our ability to renew, extend or obtain new contracts for working rigs at the end of such contract term. The excess supply would also impact the dayrates on future contracts.
If market conditions improve, inactive rigs and liftboats that are not currently being marketed could be reactivated to meet an increase in demand. Improved market conditions in the U.S. Gulf of Mexico, particularly relative to other regions, could also lead to the movement of jackup rigs and other mobile offshore drilling units into the U.S. Gulf of Mexico. Improved market conditions in any region worldwide could lead to increased construction of rigs and liftboats and upgrade programs by our competitors. Some of our competitors have already announced plans to build additional jackup rigs with higher specifications than most of our fleet. Many of the rigs currently under construction have not been contracted for future work, which may intensify price competition as scheduled delivery dates occur. A significant increase in the supply of jackup rigs, other mobile offshore drilling units or liftboats could adversely affect both our utilization and dayrates.
We may require additional capital in the future, including to finance the final shipyard payment for the Hercules Highlander, which may not be available to us or may be at a cost which reduces our cash flow and profitability.
Our business is capital intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt (which would increase our interest costs) or equity financings to execute our business strategy or to fund capital expenditures. Adequate sources of capital funding may not be available when needed or may not be available on acceptable terms, including at the time we are required to pay the final shipyard installment for the Hercules Highlander. In addition, under the terms of our revolving credit facility, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. If we raise additional funds by issuing additional equity securities, existing stockholders may experience dilution. If funding is insufficient at any time in the future, we may be unable to fund the purchase of the Hercules Highlander, maintenance of our assets, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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
Our debt instruments impose significant additional costs and operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments or investments;

•	sell assets or use the proceeds from asset sales;

•	create liens;

•	enter into agreements that restrict dividends and other payments by restricted subsidiaries;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.
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
An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East, the Asia-Pacific region and the North Sea. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in Saudi Arabia, West Africa, India and Southeast Asia. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings and piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	delays and potential prolonged disruption of operations associated with obtaining visas for our employees and other local procedural requirements and administrative matters;

•	repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages or strikes, particularly in Nigeria;

•	unexpected changes in regulatory requirements;

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content and cabotage laws, particularly in West Africa and Southeast Asia, where the legislatures are active in developing new legislation;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.
Many governments favor or effectively require that liftboat or drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In certain countries, government rules and regulations also require that local citizens or entities be engaged as local representatives to support the operations of foreign contractors or to own a portion of the equity or assets of companies operating within their jurisdiction. These practices and legal requirements regarding the use of and potential company equity and asset ownership by local representatives might limit our business and operations, and occasions may arise when we have disagreements with our local representative, or the continuation of such relationship may become infeasible. Any such developments might disrupt our operations and continuity of our business in such jurisdictions. If we are unable to resolve issues with a local representative, we may decide to terminate the relationship with such local representative and seek another local representative or seek opportunities for our rigs and vessels elsewhere. Where local representative relationships require approval from the local government or other third parties we may be constrained in our ability to replace an existing local representative which may disrupt our operations and continuity of our business in such jurisdictions and require us to seek opportunities for our rigs and vessels elsewhere. In addition, if we experience delays or are unable to perform our obligations under our contracts, our customers may seek to cancel the contracts, which could adversely affect our financial condition, results of operations or cash flows.
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
Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet other than our three ultra-high specification rigs, including one under construction. In our existing fleet, 22 of our 33 jackup rigs are mat-supported, which are generally limited to geographic areas with soft bottom conditions like much of the Gulf of Mexico. In addition, the majority of new rigs under construction are of higher specification than our existing fleet, other than our three ultra-high specification rigs, including one under construction. Most of these rigs under construction are currently without contracts, which may intensify price competition as scheduled delivery dates occur. Particularly in periods in which there is decreased rig demand such as we are currently experiencing, higher specification rigs may be more likely to obtain contracts than lower specification jackup rigs such as ours. In the past, lower specification rigs typically have been stacked earlier in the cycle of decreased rig demand than higher specification rigs and have been reactivated later in the cycle, which may adversely impact our business. In addition, higher specification rigs may be more adaptable to different operating conditions and therefore have greater flexibility to move to areas of demand in response to changes in market conditions. Because a majority of our rigs were designed specifically for drilling in the shallow-water of the U.S. Gulf of Mexico, our ability to move them to other regions in response to changes in market conditions is limited.

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
In recent years there has been a significant consolidation in our customer base. Therefore, we derive a significant amount of our revenue from a few energy companies. Chevron Corporation, EPL Oil & Gas, Saudi Aramco and Cairn Energy accounted for 15%, 14%, 12% and 11%, respectively, of our revenue for the year ended December 31, 2014. Our financial condition and results of operations will be materially adversely affected if these customers interrupt or curtail their activities, terminate or re-negotiate their contracts with us, fail to renew their existing contracts, refuse to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates, or fail to pay for the revenues that we have earned providing our drilling and liftboat services. The loss of any of these or any other significant customer could adversely affect our financial condition and results of operations.
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
Our insurance coverage has become more expensive, may become unavailable in the future and may be inadequate to cover our losses.
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
As a result of a number of catastrophic weather related and other events, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry has suffered extensive damage from several hurricanes over the last decade. As a result, our insurance costs have increased significantly, our deductibles have increased and our coverage for named windstorm damage was restricted. Any additional severe storm activity in the energy producing areas of the U.S. Gulf of Mexico in the future could cause insurance underwriters to no longer insure U.S. Gulf of Mexico assets against weather-related damage. Further, due to the escalating costs for weather-related damage in the U.S. Gulf of Mexico, in the future we may elect to forgo purchasing such coverage. A number of our customers that produce oil and natural gas have previously maintained business interruption insurance for their production. This insurance is less available and may cease to be available in the future, which could adversely impact our customers’ business prospects in the U.S. Gulf of Mexico and reduce demand for our services.
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
We may not be able to maintain compliance with the continued listing requirements of The NASDAQ Global Select Market.
 Our common stock is listed on The NASDAQ Global Select Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Global Select Market. If we fail to maintain compliance with all applicable continued listing requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.
 One continued listing requirement is for us to maintain a minimum stock price of $1.00 per share. The historical per share price of our common stock has fluctuated significantly, and has closed below $1.00 every trading day since February 10, 2015. Failure to meet the $1.00 minimum stock price for the time periods specified by NASDAQ listing requirements could result in our being delisted or our having to take other actions, such as a reverse stock split, to increase the price of our common stock. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; and limiting our ability to issue additional securities in the future.
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
Public health threats, such as the Ebola virus, and other highly communicable diseases, outbreaks of which have occurred in various parts of the world near where we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel, restrictions on travel to or from countries in which we operate, or inability to access our offices, rigs or liftboats could adversely affect our operations. Travel restrictions, operational problems or large-scale social unrest in any part of the world in which we operate, or any reduction in the demand for drilling or liftboat services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.
We cannot guarantee the timely completion and delivery of our newbuild rig that is being constructed at JSL and that is currently scheduled for delivery in April 2016.
We may be materially adversely affected if our newbuild rig, Hercules Highlander, to support the drilling contract for Maersk Oil North Sea UK Limited (the “Maersk Drilling Contract”) is not constructed or delivered on time in accordance with the agreed specifications. Delayed delivery beyond December 31, 2016 will, unless the delay is for certain reasons permitted under the Maersk Drilling Contract (including certain instances of force majeure), give Maersk the right to terminate the Maersk Drilling Contract.
Our rights under the construction contract may not protect us against the losses which may result if JSL is not able to deliver Hercules Highlander in accordance with the requirements of the construction contract and the Maersk Drilling Contract. We cannot give any assurance in respect of the yard’s ability to complete the construction of Hercules Highlander as contractually agreed. In the event of such a failure or delay, we may not be able to generate any income from the Maersk Drilling Contract, which might lead to deferred or lost revenue, which is likely to have a material adverse effect on our results of operations, cash flows and financial position. We could lose the Maersk Drilling Contract and/or receive potential liability claims from the customer as a result of such delays.
We may need to make changes to Hercules Highlander after delivery which could result in additional construction costs and additional capital needs for us in the future.
We cannot guarantee that Hercules Highlander will be completed or pass the acceptance tests.
Acceptance tests will be performed in connection with the delivery of Hercules Highlander. The construction of Hercules Highlander was agreed to be based on an enhanced JSL JU-2000E design, and in accordance with detailed specifications and the rules and regulations of the classification society, the American Bureau of Shipping, as well as the relevant laws, regulations and rules of the intended flag state, Liberia, and of the countries in which Hercules Highlander is expected to operate. Such compliance will be pre-tested prior to departure from the shipyard in Singapore in order to reduce the risk for not meeting the performance specifications set out in the construction contract. Hercules Highlander will not be delivered from the yard until it is in compliance with the performance specifications, which could cause delivery to be delayed.
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

•
inability to obtain contracts or perform under contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events and our new customers seeking to cancel or renegotiate our contracts for various reasons;

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
Our operations are affected in varying degrees by governmental laws and regulations. We are also subject to the jurisdiction of the Coast Guard, the National Transportation Safety Board, the Customs and Border Protection, the Department of Interior, the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement ("BSEE"), as well as private industry organizations such as the American Bureau of Shipping. New laws, regulations and requirements imposed after the Macondo well incident may delay our operations and cause us to incur additional expenses in order for our rigs and operations in the U.S. Gulf of Mexico to be compliant with these new laws, regulations and requirements. These new laws, regulations and requirements and other potential changes in laws and regulations applicable to the offshore drilling industry in the U.S. Gulf of Mexico may also prevent our customers from obtaining new drilling permits and approvals in a timely manner, if at all, which could materially adversely impact our business, financial position or results of operations. In addition, we may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations. Moreover, the cost of compliance could be higher than anticipated.

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
In addition to the laws, regulations and requirements implemented since the Macondo well incident, the federal government has considered additional new laws, regulations and requirements, including those that would have imposed additional equipment requirements and that relate to the protection of the environment, which would be applicable to the offshore drilling industry in the U.S. Gulf of Mexico. The federal government may again consider implementing new laws, regulations and requirements. The implementation of new, more restrictive laws and regulations could lead to substantially increased potential liability and operating costs for us and our customers, which could cause our customers to discontinue or delay operating in the U.S. Gulf of Mexico and/or redeploy capital to international locations. These actions, if taken by any of our customers, could result in underutilization of our U.S. Gulf of Mexico assets and have an adverse impact on our revenue, profitability and financial position.
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
We do not expect our operating and maintenance costs with respect to our rigs to necessarily fluctuate in proportion to changes in operating revenue. Operating revenue may fluctuate as a function of changes in dayrate, but costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. Additionally, if our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, including mobilizations to harsh environments where high specification rigs such as the Hercules Triumph, Hercules Resilience and Hercules Highlander generally operate, the labor and other operating and maintenance costs can increase significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.
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
We are from time to time involved in various litigation matters. The numerous operating hazards inherent in our business increase our exposure to litigation, including personal injury litigation brought against us by our employees that are injured operating our rigs and liftboats. These matters may include, among other things, contract dispute, personal injury, environmental, asbestos and other toxic tort, employment, tax and securities litigation, and litigation that arises in the ordinary course of our business. We have extensive litigation brought against us in federal and state courts located in Louisiana, Mississippi and South Texas, areas that were significantly impacted by hurricanes during the last decade and by the Macondo well blowout incident. The jury pools in these areas have become increasingly more hostile to defendants, particularly corporate defendants in the oil and gas industry. We cannot predict with certainty the outcome or effect of any claim or other litigation matter. Litigation may have an adverse effect on us because of potential negative outcomes, the costs associated with defending the lawsuits, the diversion of our management’s resources and other factors.
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
Our ability to use net operating loss and credit carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of issuances of equity or other transactions.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
The amount of consolidated U.S. NOLs available to us as of December 31, 2014 is approximately $447.9 million, while we have $35.6 million of alternative minimum tax credits, including amounts acquired in the Seahawk Transaction. If not limited, these NOLs will expire in the years 2029 through 2031 and there is no limitation on the carryforward of these credits.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our property consists primarily of jackup rigs, liftboats and ancillary equipment, substantially all of which we own. The majority of our vessels and substantially all of our other personal property are pledged to collateralize our credit facility.
We maintain offices, maintenance facilities, yard facilities, warehouses, waterfront docks as well as residential premises in various countries, including the United States, United Kingdom, Nigeria, Singapore, Saudi Arabia, United Arab Emirates, India, Malaysia, and Bahrain. All of these properties are leased except for an office and a warehouse in the United Kingdom. Our leased principal executive offices are located in Houston, Texas.
We incorporate by reference in response to this item the information set forth in Item 1 of this annual report.

Item 3.    Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2014, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies - Loss Contingencies.
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
Hercules 265 Litigation
In January 2015, Cameron International Corporation (“Cameron”), and Axon Pressure Products, Inc. and Axon EP, Inc. (collectively “Axon”) filed third-party complaints against us in a subrogation action that Walter Oil & Gas Corporation ("Walter") and its underwriters, together with Walter’s working interest partners, Tana Exploration Company, LLC and Helis Oil & Gas Company, LLC, filed against Cameron and Axon, among others, to recover an undisclosed amount of damages relating to the well control incident at South Timbalier 220 involving the Hercules 265. Cameron and Axon also have filed answers and claims in a limitation of liability action that we filed relating to the incident. We have tendered defense and indemnity to Walter for the claims asserted by Cameron and Axon, pursuant to the terms of the drilling contract between us and Walter. We have also tendered defense and demanded indemnity to Axon for the claims asserted by Cameron against us, pursuant to a Master Services Agreement between Axon and us. Until such time as Walter and/or Axon accept the tender, we will vigorously defend the claims.
EPA Notice of Potential Violation of Resource Conservation and Recovery Act
In December 2014, we received a notice from the EPA alleging potential violations of the Resource Conservation and Recovery Act (“RCRA”) related to hazardous waste generation requirements. We have agreed to pay a penalty of approximately $132,000 to resolve the matter and are in the process of finalizing the associated Consent Agreement and Final Order. We believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.
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
Quarterly Common Stock Prices and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HERO.” As of February 23, 2015, there were 118 stockholders of record. On February 23, 2015, the closing price of our common stock as reported by NASDAQ was $0.81 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	Price
	High	Low
2014
Fourth Quarter	$2.27	$0.97
Third Quarter	4.28	2.14
Second Quarter	5.05	3.90
First Quarter	6.74	4.38
	Price
	High	Low
2013
Fourth Quarter	$7.54	$5.82
Third Quarter	7.96	6.61
Second Quarter	7.83	6.21
First Quarter	7.62	6.25
We have not paid any cash dividends on our common stock since becoming a publicly held corporation in October 2005, and we do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our Credit Agreement as well as indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes and 10.25% Senior Notes restrict our ability to pay dividends or other distributions on our equity securities.
Issuer Purchases of Equity Securities
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
October 1 - 31, 2014	109	$1.47	N/A	N/A
November 1 - 30, 2014	2,146	1.60	N/A	N/A
December 1 - 31, 2014	82	1.16	N/A	N/A
Total	2,337	1.58	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved 2004 Amended and Restated Long-Term Incentive Plan.

(2)	We did not have at any time during 2014, 2013 or 2012, and currently do not have, a share repurchase program in place.

Item 6.	Selected Financial Data
We have derived the following condensed consolidated financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements included in Item 8 of this report. The condensed consolidated financial information as of December 31, 2012, and for the year ended December 31, 2011 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial information as of December 31, 2011 and for the year ended December 31, 2010 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2013. The condensed consolidated financial information as of December 31, 2010 was derived from accounting records as adjusted for discontinued operations and related asset transfers.
We were formed in July 2004 and commenced operations in August 2004. From our formation to December 31, 2014, we completed our (i) acquisition of the remaining 68% interest in Discovery Offshore S.A. ("Discovery") (52% on June 24, 2013 ("Acquisition Date")), and the remaining interest to reach 100% in the third quarter of 2013), which includes Hercules Triumph and Hercules Resilience; ii) acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries ("Seahawk") ("Seahawk Transaction") on April 27, 2011; iii) acquisition of TODCO and iv) acquisition of several other significant assets. Our financial results reflect the consolidation of Discovery's results as of the Acquisition Date, the impact of the Seahawk Transaction and various asset acquisitions from their respective dates of closing, which impacts the comparability of our historical financial results presented in the tables below.
In 2013, we closed on the sale of the majority of the Inland barges as well as our U.S. Gulf of Mexico Liftboats and related assets. The results of operations of the Inland segment and Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for all periods presented as discontinued operations. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that is used as a training rig, were transferred to the Domestic Offshore segment and the historical results of Domestic Offshore were recast to include the operating results of these remaining assets. Additionally, in 2009 (4 vessels) and 2012 (1 vessel), we transferred certain assets from our Domestic Liftboats segment to our International Liftboats segment. The historical results generated by these assets that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment.
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

	Year Ended December 31, 2014 (a)	Year Ended December 31, 2013 (b)	Year Ended December 31, 2012 (c)	Year Ended December 31, 2011	Year Ended December 31, 2010 (d)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$900,251	$858,300	$618,225	$574,571	$537,114
Operating Income (loss) attributable to Hercules Offshore, Inc.	(88,499)	51,471	(59,727)	(6,412)	(140,681)
Loss from continuing operations attributable to Hercules Offshore, Inc.	(216,110)	(26,770)	(121,000)	(54,750)	(126,018)
Loss per share from continuing operations attributable to Hercules Offshore, Inc.:
Basic and Diluted	$(1.35)	$(0.17)	$(0.79)	$(0.42)	$(1.10)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$207,937	$198,406	$259,193	$134,351	$136,666
Working capital	239,841	227,291	217,184	174,598	182,276
Total assets	2,002,407	2,301,448	2,016,630	2,006,704	1,995,309
Long-term debt, net of current portion	1,210,919	1,210,676	798,013	818,146	853,166
Total equity	615,031	823,700	882,762	908,553	853,132
Cash dividends per share	—	—	—	—	—
 _____________________________

(a)
Includes $199.5 million ($199.5 million, net of taxes or $1.24 per diluted share) in non-cash asset impairment charges. In addition, 2014 includes a $22.6 million ($22.6 million, net of taxes or $0.14 per diluted share) net gain on sale of cold stacked drilling rigs and a $19.9 million charge ($19.9 million, net of taxes or $0.12 per diluted share) related to retirement of the 7.125% Senior Secured Notes and issuance of the 6.75% Senior Notes.

(b)
Includes $114.2 million ($114.2 million, net of taxes or $0.72 per diluted share) in non-cash asset impairment charges. 2013 includes an $11.5 million loss ($11.5 million, net of taxes or $0.07 per diluted share) on the sale of Hercules 170 and a $31.6 million gain ($31.6 million, net of taxes or $0.20 per diluted share) for the Hercules 265 insurance settlement. In addition, 2013 includes a $14.9 million gain ($14.9 million, net of taxes or $0.09 per diluted share) on equity investment, a $29.3 million charge ($29.3 million, net of taxes or $0.18 per diluted share) related to the redemption of the 10.5% Senior Notes and issuance of the 7.5% Senior Notes and a $37.7 million tax benefit ($0.24 per diluted share) recognized related to the change in characterization of the Seahawk Acquisition for tax purposes from a purchase of assets to a reorganization.

(c)
Includes $108.2 million ($82.7 million, net of taxes or $0.54 per diluted share) in non-cash asset impairment charges. In addition, 2012 includes an $18.4 million gain ($11.9 million, net of taxes or $0.08 per diluted share) on the sale of Platform Rig 3 as well as a $27.3 million gain ($17.7 million, net of taxes or $0.12 per diluted share) for the Hercules 185 insurance settlement.

(d)	Includes $122.7 million ($79.8 million, net of taxes or $0.69 per diluted share) in impairment of property and equipment charges.

	Year Ended December 31, 2014	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Other Financial Data:
Net cash provided by (used in):
Operating activities	$114,713	$182,470	$68,363	$52,025	$24,420
Investing activities	(101,841)	(572,663)	(52,269)	(32,520)	(21,306)
Financing activities	(3,341)	329,406	108,748	(21,820)	(7,276)
Capital expenditures	147,522	544,987	138,605	55,222	37,058
 _____________________________
(a) 2013 Capital expenditures includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, included in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements”.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of February 19, 2015, we operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $244 million remains to be spent at December 31, 2014. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, we recognized revenue and operating expenses of $11.1 million and $5.6 million, respectively, for the year ended December 31, 2014. These results are included in our International Offshore segment. Perisai Pacific 102 is expected to be delivered in the second quarter of 2015.
Drilling Contract Termination
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We are in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to us under the contract as a result of such termination.
Asset Dispositions and Impairment
During 2014, we sold six rigs, Hercules 258, Hercules 250, Hercules 2002, Hercules 2003, Hercules 2500 and Hercules 156, for gross proceeds of $33.1 million and recorded a net gain on the sales of $22.6 million for the year ended December 31, 2014.
We made the decision to remove nine rigs, Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253, from our marketable assets into our non-marketable assets as we do not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $199.5 million ($199.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2014, to write the rigs down to fair value based on a third-party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.
Segments
As of February 19, 2015, our business segments were Domestic Offshore, International Offshore, and International Liftboats, which included 24 jackup rigs, nine jackup rigs (including one jackup rig under construction) and 24 liftboats (including five liftboats owned by a third party), respectively (See the information set forth in Part I, Item 1. Business - Our Segments and Fleet).
Our drilling rigs are used primarily for exploration and development drilling in shallow waters. Under most of our contracts, we are paid a fixed daily rental rate called a “dayrate,” and we are required to pay all costs associated with our own crews as well as the upkeep and insurance of the rig and equipment.
Our liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well. Under most of our liftboat contracts, we are paid a fixed dayrate for the rental of the vessel, which typically includes the costs of a small crew of five to ten employees, and we also receive a variable rate for reimbursement of other operating costs such as catering, rental equipment and other items.
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
The most significant costs for our International Liftboats segment are the wages paid to crews, maintenance and repairs to the vessels and the amortization of regulatory drydocking costs. Unlike our Domestic Offshore and International Offshore segments, a significant portion of the expenses incurred with operating each liftboat are paid for or reimbursed by the customer under contractual terms and prices. This includes catering, oil, rental equipment and other items. We record reimbursements from customers as revenue and the related expenses as operating costs. Our liftboats are required to undergo regulatory inspections every year and to be drydocked two times every five years; the drydocking expenses and length of time in drydock vary depending on the condition of the vessel.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	24	28
Revenue	$497,209	$522,705	$(25,496)	(4.9)%
Operating expenses	261,399	232,166	29,233	12.6%
Asset impairment	199,508	114,168	85,340	n/m
Depreciation and amortization expense	70,576	78,526	(7,950)	(10.1)%
General and administrative expenses	6,314	7,643	(1,329)	(17.4)%
Operating income (loss)	$(40,588)	$90,202	$(130,790)	n/m
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$291,486	$190,376	$101,110	53.1%
Operating expenses	207,190	145,650	61,540	42.3%
Depreciation and amortization expense	75,672	51,759	23,913	46.2%
General and administrative expenses	8,322	12,729	(4,407)	(34.6)%
Operating income (loss)	$302	$(19,762)	$20,064	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$111,556	$145,219	$(33,663)	(23.2)%
Operating expenses	74,647	83,516	(8,869)	(10.6)%
Depreciation and amortization expense	20,763	18,627	2,136	11.5%
General and administrative expenses	11,712	5,501	6,211	112.9%
Operating income	$4,434	$37,575	$(33,141)	(88.2)%
Total Company:
Revenue	$900,251	$858,300	$41,951	4.9%
Operating expenses	543,236	461,332	81,904	17.8%
Asset impairment	199,508	114,168	85,340	n/m
Depreciation and amortization expense	170,898	151,943	18,955	12.5%
General and administrative expenses	75,108	79,425	(4,317)	(5.4)%
Operating income (loss)	(88,499)	51,432	(139,931)	n/m
Interest expense	(99,142)	(73,248)	(25,894)	35.4%
Loss on extinguishment of debt	(19,925)	(29,295)	9,370	n/m
Gain on equity investment	—	14,876	(14,876)	n/m
Other, net	(39)	(1,518)	1,479	(97.4)%
Loss before income taxes	(207,605)	(37,753)	(169,852)	449.9%
Income tax benefit (provision)	(8,505)	10,944	(19,449)	n/m
Loss from continuing operations	(216,110)	(26,809)	(189,301)	706.1%
Loss from discontinued operations, net of taxes	—	(41,308)	41,308	n/m
Net loss	(216,110)	(68,117)	(147,993)	217.3%
Loss attributable to noncontrolling interest	—	39	(39)	n/m
Net loss attributable to Hercules Offshore, Inc.	$(216,110)	$(68,078)	$(148,032)	217.4%
  _____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Year Ended December 31, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,624	6,243	74.1%	$107,528	$41,871
International Offshore	2,025	2,875	70.4%	143,944	72,066
International Liftboats	4,332	8,395	51.6%	25,752	8,892

	Year Ended December 31, 2013
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	5,930	6,649	89.2%	$88,146	$34,917
International Offshore	1,572	2,177	72.2%	121,104	66,904
International Liftboats	5,900	8,336	70.8%	24,613	10,019
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

2014 Compared to 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment due to a decline in operating days in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $140 million primarily due to lower demand, several rigs undergoing scheduled regulatory surveys and repairs as well as Hercules 265 being out of service in the Current Period. Partially offsetting this decrease, our Domestic Offshore segment realized higher average dayrates in the Current Period as compared to the Comparable Period, which contributed to an increase of approximately $115 million.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$35.9 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$32.1 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;

•
$20.9 million increase from Hercules 208 primarily driven by the rig being in the shipyard during the Comparable Period for a special survey as well as higher utilization in the Current Period and mobilization revenue recognized in the current period;

•	$14.3 million increase from Hercules 266 as the rig commenced work in April 2013;

•	$14.9 million increase from Hercules 267 as the rig commenced work in November 2013;

•	$11.1 million increase related to the Perisai management agreement; partially offset by

•
$14.2 million decrease from Hercules 260 as it was ready stacked during a portion of the Current Period as well as the Comparable Period including revenue for the reimbursement of certain costs from our customer related to the rig's spudcan damage; and

•	$7.3 million decrease from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of the Current Period for a special survey.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted largely from a decrease in utilization of the majority of our vessels in West Africa. This decrease was partially offset by a $6.5 million increase in revenue from our vessels in the Middle East.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to the following:

•
$25.8 million increase from Hercules 265 due to a $31.6 million gain on insurance settlement in the Comparable Period partially offset by a reduction in operating expenses in the Current Period due to the rig being out of service;

•	$4.6 million increase in labor costs in the Current Period as compared to the Comparable Period;

•	$5.9 million increase to state sales and use taxes in the Current Period as compared to the Comparable Period;

•	$3.8 million increase to workers' compensation; partially offset by

•	$3.1 million decrease to repairs and maintenance; and

•	$9.6 million in additional net gains on asset sales in the Current Period as compared to the Comparable Period.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$29.7 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•
$27.2 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013 and incurring costs in the Current Period of approximately $8 million to mobilize the rig from India to the North Sea;

•	$25.3 million increase from Hercules 267 primarily due to the rig being in the shipyard in the Comparable Period preparing for a contract;

•	$5.6 million increase related to the Perisai management agreement;

•	$4.1 million increase from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of the Current Period for a special survey;

•	$3.9 million increase from Hercules 266 as the rig began working in April 2013; partially offset by a

•	$10.5 million gain on the sale of Hercules 258 in the Current Period;

•	$11.5 decrease from Hercules 170 due to a loss on its sale in the Comparable Period; and

•	$7.4 million decrease from Hercules 260 in the Current Period as compared to the Comparable Period primarily due to repair costs in the Comparable Period related to the rig's spudcan damage.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to a $4.8 million reduction in repairs and maintenance costs in the Current Period as compared to the Comparable Period and a $2.6 million write down of the Croaker to fair market value in the Comparable Period.
Asset Impairment
During the Current Period, we recorded non-cash asset impairment charges of $199.5 million in our Domestic Offshore segment to write-down the Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253 to fair value based on a third-party estimate.
In the Comparable Period, we recorded a non-cash asset impairment charge of $114.2 million in our Domestic Offshore segment which includes the write-down of Hercules 153, Hercules 203, Hercules 206 and Hercules 250 to fair value based on a third-party estimate.
Depreciation and Amortization
The increase in depreciation and amortization is largely due to the additional depreciation for the Hercules Resilience, Hercules Triumph, Hercules 267, Hercules 266 and other capital projects, which contributed to increases of $8.2 million, $6.8 million, $5.9 million, $2.9 million and $15.5 million, respectively. These increases are partially offset by a reduction in depreciation of $15.2 million due to rigs impaired in 2013 and the third quarter of 2014 and $3.6 million due to the sale of Hercules 170 in 2013.

General and Administrative Expenses
The decrease in general and administrative expenses is primarily related to a $6.7 million decrease to labor costs, primarily in Corporate, and a $2.6 million decrease to professional fees, primarily in our International Offshore segment. These decreases are partially offset by a $5.0 million increase to bad debt provision in the Current Period as compared to the Comparable Period primarily related to a customer in our International Liftboat segment.
Interest Expense
The increase in interest expense for the Current Period is primarily due to $18.0 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013 as well as a reduction in interest capitalization of $16.0 million in the Current Period as compared to the Comparable Period. The Comparable Period included interest capitalization on upgrade and reactivation projects and the Hercules Triumph project which were all completed in 2013, and the Hercules Resilience project which was completed in February 2014, while the Current Period includes interest capitalization on the Hercules Resilience and Hercules Highlander projects. These increases in interest expense are partially offset by a $7.9 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013.
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
Income Tax Benefit (Provision)
During the Current Period we generated income tax expense from continuing operations of $8.5 million, compared to an income tax benefit from continuing operations of $10.9 million, during the Comparable Period. The change is primarily related to the $37.7 million tax benefit recorded in the Comparable Period related to the tax attributes received from the Seahawk Transaction net of a valuation allowance. Additionally, the variation is due to the change to the US valuation allowance partially offset by the tax effect of the mix of earnings (losses) from different jurisdictions, and the impact of discrete items.
Discontinued Operations
In the Comparable Period, we had a loss from our former Inland and Domestic Liftboat operations of $37.0 million, net of taxes, and $4.3 million, net of taxes, respectively. These losses included a pre-tax non-cash asset impairment charge of $40.9 million and $3.5 million for the former Inland and Domestic Liftboat operations, respectively, to write down the assets to fair value less estimated costs to sell. Additionally, the loss from our former Inland operations includes a $4.8 million pre-tax gain on the sale of Hercules 27 in August 2013. The sale of these assets was completed in the third quarter of 2013.

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
Domestic Offshore. Revenue increased for our Domestic Offshore segment due to higher average dayrates as well as additional operating days in 2013 as compared to 2012, which contributed an increase of approximately $152 million and $15 million, respectively.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$37.8 million increase from Hercules 266 as it was acquired in March 2012 and commenced work in April 2013;

•	$19.6 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$14.3 million increase from Hercules 262 primarily due to it being in the shipyard preparing for a new contract a portion of 2012;

•	$10.5 million increase from Hercules 261 primarily due to it being in the shipyard preparing for a new contract a portion of 2012;

•	$13.0 million decrease from Hercules 185 primarily due to cash received from one international customer in 2012 for which revenue criteria had not previously been met; and

•	$11.6 million decrease from Platform Rig 3 as it was sold in August 2012.
International Liftboats. The increase in revenue from our International Liftboats segment resulted primarily from an increase in operating days, largely due to the addition of the Bull Ray, in 2013 as compared to 2012 which contributed to an increase of approximate $13 million. Average revenue per vessel per day also increased in 2013 as compared to 2012, contributing to an increase in revenue of approximately $5 million.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment related primarily to the following:

•	$31.6 million gain on the Hercules 265 insurance settlement in 2013; partially offset by

•	$7.6 million incremental costs from Hercules 209 operating in 2013 after its reactivation;

•	$12.9 million increase in labor costs in 2013 as compared to 2012; and

•	$14.2 million of gains on asset sales in 2012.

International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•
$27.3 million gain on the Hercules 185 insurance settlement in 2012, partially offset by costs incurred in 2012 associated with the additional damage the rig sustained during its return mobilization to Angola;

•	$18.4 million gain on the sale of Platform Rig 3 in 2012, partially offset by costs incurred in 2012;

•	$14.8 million increase from Hercules 266 as the rig began working in April 2013;

•	$11.5 million loss on the sale of Hercules 170 in 2013;

•	$8.1 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013;

•	$7.4 million increase from Hercules 262 primarily due to the rig being in the shipyard preparing for a new contract a portion of 2012;

•	$7.5 million increase from Hercules 260 in 2013 as compared to 2012 primarily due to repair costs related to its spud can damage; and

•	$4.8 million decrease from Hercules 258 as the rig was cold stacked in the fourth quarter of 2012.
International Liftboats. The increase in operating expenses for our International Liftboats segment related primarily to the following:

•	$2.6 million increase related to the write down of the Croaker to fair market value in 2013;

•	$4.7 million increase due to the Bull Ray operating in the International Liftboats segment in 2013 after its purchase in March 2013;

•	$5.3 million increase in labor costs in 2013 as compared to 2012; and

•	$1.6 million insurance gain recognized on the loss of the Mako in 2012.
Asset Impairment
In 2013 we recorded a non-cash asset impairment charge of $114.2 million in our Domestic Offshore segment which includes the write-down of Hercules 153, Hercules 203, Hercules 206 and Hercules 250 to fair value based on a third-party estimate.
In 2012 we recorded a non-cash asset impairment charge of $82.7 million in our International Offshore segment which includes $35.2 million related to the write-down of Hercules 258 to fair value based on a third-party estimate, $42.9 million related to the write-down of Hercules 185 to salvage value and $4.6 million related to the write off of unamortized deferred costs associated with the Hercules 185 contract. Additionally, Hercules 252, which was held for sale at September 30, 2012, was written down to its fair value less estimated cost to sell, resulting in a non-cash impairment charge of $25.5 million in 2012 to our Domestic Offshore segment.
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
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to higher recoveries from one international customer of doubtful accounts receivable in 2012 of $8.8 million. Additionally, labor costs, primarily in corporate, and professional fees, primarily in our International Offshore segment, increased $7.7 million and $2.1 million, respectively.
Interest Expense
Interest expense for 2013 is essentially flat with 2012. Higher interest expense is offset by higher interest capitalization on upgrade and reactivation projects in addition to the Hercules Triumph and Hercules Resilience projects.
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

Gain on Equity Investment
During 2013, we recognized a gain of $14.9 million as a result of remeasuring our 32% equity interest in Discovery at its fair value as of the acquisition date of a controlling interest in Discovery in June 2013.
Other, net
The increase in other expense is primarily due to change in the fair value of the Discovery warrants as we recognized a loss of $0.4 million in 2013 compared to a gain of $2.2 million in 2012. Additionally, we recognized $0.5 million of additional equity in losses from Discovery during 2013 as compared to 2012.
Income Tax Benefit
During 2013 we generated an income tax benefit from continuing operations of $10.9 million, for an effective rate of 29.0%, compared to an income tax benefit from continuing operations of $18.7 million, for an effective rate of 13.4%, during 2012. The increase is primarily related to the $37.7 million tax benefit recorded in 2013 related to the tax attributes received from the Seahawk Transaction net of a valuation allowance. This benefit is partially offset by $28.4 million of tax expense related to additional valuation allowance recorded against US tax assets. Additionally, the variation is due to the tax effect of the mix of earnings (losses) from different jurisdictions.
Discontinued Operations
We had a loss from our discontinued Inland operations of $37.0 million during 2013 compared to a loss of $8.1 million in 2012, primarily due to the $40.9 million non-cash asset impairment charge in 2013 to write down the assets to fair value less estimated costs to sell, partially offset by the $4.8 million gain on the sale of Hercules 27 in August 2013. We had a loss from our discontinued Domestic Liftboat operations of $4.3 million during 2013 compared to income of $2.1 million in 2012, primarily due to the $3.5 million non-cash asset impairment charge in 2013 to write down the assets to fair value less estimated costs to sell.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income, adjusted income (loss) from continuing operations, adjusted diluted earnings (loss) per share from continuing operations, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Credit Agreement requires us to maintain compliance with a maximum secured leverage ratio, which contains Non-GAAP adjustments as components, iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to income from continuing operations or net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Operating Income (Loss) attributable to Hercules Offshore, Inc.	$(88,499)	$51,471	$(59,727)
Adjustments:
Asset impairment	199,508	114,168	108,216
Net gain on sale of cold-stacked drilling rigs	(22,620)	—	—
Gain on Hercules 265 insurance settlement	—	(31,600)	—
Loss on sale of Hercules 170	—	11,498	—
Gain on sale of Platform Rig 3	—	—	(18,350)
Gain on Hercules 185 insurance settlement	—	—	(27,268)
Total adjustments	176,888	94,066	62,598
Adjusted Operating Income	$88,389	$145,537	$2,871
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(216,110)	$(26,770)	$(121,000)
Adjustments:
Asset impairment	199,508	114,168	108,216
Net gain on sale of cold-stacked drilling rigs	(22,620)	—	—
Gain on Hercules 265 insurance settlement	—	(31,600)	—
Loss on sale of Hercules 170	—	11,498	—
Gain on sale of Platform Rig 3	—	—	(18,350)
Gain on Hercules 185 insurance settlement	—	—	(27,268)
Loss on extinguishment of debt	19,925	29,295	9,156
Gain on equity investment	—	(14,876)	—
Tax benefit (a)	—	(37,729)	—
Tax impact of adjustments	—	—	(12,796)
Total adjustments	196,813	70,756	58,958
Adjusted Income (Loss) from Continuing Operations	$(19,297)	$43,986	$(62,042)
Diluted Loss per Share from Continuing Operations	$(1.35)	$(0.17)	$(0.79)
Adjustments:
Asset impairment	1.24	0.71	0.70
Net gain on sale of cold-stacked drilling rigs	(0.14)	—	—
Gain on Hercules 265 insurance settlement	—	(0.20)	—
Loss on sale of Hercules 170	—	0.07	—
Gain on sale of Platform Rig 3	—	—	(0.12)
Gain on Hercules 185 insurance settlement	—	—	(0.18)
Loss on extinguishment of debt	0.13	0.18	0.06
Gain on equity investment	—	(0.09)	—
Tax benefit (a)	—	(0.23)	—
Tax impact of adjustments	—	—	(0.07)
Total adjustments	1.23	0.44	0.39
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$(0.12)	$0.27	$(0.40)

	For the Years Ended December 31,
	2014	2013	2012
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(216,110)	$(26,770)	$(121,000)
Interest expense	99,142	73,248	72,734
Income tax provision (benefit)	8,505	(10,944)	(18,721)
Depreciation and amortization	170,898	151,943	142,329
EBITDA	62,435	187,477	75,342
Adjustments:
Asset impairment	199,508	114,168	108,216
Net gain on sale of cold-stacked drilling rigs	(22,620)	—	—
Gain on Hercules 265 insurance settlement	—	(31,600)	—
Loss on sale of Hercules 170	—	11,498	—
Gain on sale of Platform Rig 3	—	—	(18,350)
Gain on Hercules 185 insurance settlement	—	—	(27,268)
Loss on extinguishment of debt	19,925	29,295	9,156
Gain on equity investment	—	(14,876)	—
Total adjustments	196,813	108,485	71,754
Adjusted EBITDA	$259,248	$295,962	$147,096
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
We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Projected business and general economic environment are impacted by prices for crude oil and natural gas, which can at times be volatile, such as the recent decline in crude oil and natural gas prices. To the extent prices decline, coupled with the severity and duration of such decline, this may adversely impact the business of our customers, and in turn our business. This could result in changes to estimates used in preparing our financial statements, including the assessment of certain of our assets for impairment.
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
Revenue Recognition
Revenue generated from our contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized as services are performed over the term of the related drilling contract. For certain contracts, we may receive fees from our customers for capital improvements to our rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. We capitalize such capital improvements and depreciate them over the useful life of the asset. Certain of our contracts also allow us to recover additional direct costs, such as demobilization costs, additional labor and additional catering costs and under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, oil, rental equipment and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred.
Accrued Self-Insurance Reserves
We are self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are estimated by our internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and our historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by our third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2014 and 2013, there was $24.5 million and $25.8 million in accrued self-insurance reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.

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
Stock-Based Compensation
We recognize compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such we record the grant date fair value of time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards are recognized using the accelerated method over the requisite service period. The fair value of our time-based restricted stock and performance based grants that are share settled is based on the closing price of our common stock on the date of grant. For those performance based grants that contain a market performance condition, the Monte Carlo simulation is used for valuation as of the date of grant. All of our cash settled awards are recorded as a liability at fair value, which is remeasured at the end of each reporting period, over the requisite service period. Our cash settled liability awards that contain market performance conditions are valued using a Monte Carlo simulation. We also estimate future forfeitures and related tax effects. Our estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards.
Our estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2014 as well as the remaining vesting period over which the associated expense is to be recognized is presented in the table below; however, due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of liability-based awards, these amounts are estimates and subject to change.

	December 31, 2014
	Unrecognized Compensation Expense	Weighted Average Remaining Term
	(in thousands)	(in years)
Time-based Restricted Stock Awards	$5,654	1.3
Objective-based Awards (share settled)	5,764	1.5
Objective-based Awards (cash settled)	119	1.9
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production ("E&P") customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, capital budgets of our customers as well as their ability to obtain necessary drilling permits to operate in the region. Most of our domestic offshore customers are largely focused on drilling activities that contain high concentrations of crude oil and condensates, primarily due to the disparity between the price of crude oil and natural gas. Despite the decline in the price of crude oil since mid-2014, we still expect this condition to continue as long as such pricing disparity persist.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since 2008, driven by events such as the financial crisis that began in late 2008, the imposition of new regulations after the Macondo incident in 2010, the consolidation of domestic customers that began in 2013 and continued in 2014, and the sharp decline in crude oil prices since mid-2014. Such events have led drilling contractors to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 22 rigs as of February 20, 2015, excluding rigs scheduled to depart the region. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations before year end 2015. It is uncertain whether PEMEX will re-contract these rigs, and if not, to where these rigs will migrate.
The fall in the price of crude oil, coupled with the consolidation of the domestic customer base, have negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Jackup rig demand in the region, as defined by rigs under contract, has fallen from 31 rigs on July 21, 2014 to 14 rigs on February 20, 2015. We expect the overall environment for rig demand to remain relatively soft through 2015, assuming commodity prices remain at or near current levels throughout the year. Given these market conditions, we are executing on a number of cost saving measures, including our decision to cold stack five domestic rigs during the first quarter of 2015, which is in addition to the four rigs cold stacked during the fourth quarter of 2014. We currently believe that this is an appropriate step to reduce costs, better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will have capacity ready to respond timely to these signals.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Due to the sharp drop in crude oil prices, we expect international capital spending budgets for 2015 to trend lower. This will have negative implications for jackup demand for all classes of rigs. In addition, new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. As of February 20, 2015, there are approximately 132 jackup rigs under construction, on order and planned for delivered through 2018.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Since early 2014, demand for liftboat services in West Africa has been volatile. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria. We expect continued volatility in utilization at least through mid-year 2015. Although we currently do not expect additional vessels to mobilize into the region, if such mobilization were to occur, that could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes and regional conflicts, particularly in West Africa. In the Middle East, we expect demand for liftboats to be supported by construction and well servicing activity levels. This is partially tempered by our need to perform a capital project on one of the three vessels in the region, which will take the vessel out of service through approximately mid-year 2015.
Over the long term, we believe that international liftboat demand will benefit from (i) the aging offshore infrastructure and maturing offshore basins, (ii) desire by our customers to economically produce from these mature basins and service their infrastructure and (iii) the cost advantages of liftboats to perform these services relative to alternatives. Tempering this demand outlook is (i) the risk of a prolonged period of low oil prices impacting production-related activity, (ii) our expectation of increased competition from newly constructed liftboats and mobilizations of existing liftboats primarily from the U.S. Gulf of Mexico to international markets, (iii) the risk of recurring political, social and union unrest, principally in West Africa and (iv) increased pressure to have local ownership of assets, principally in Nigeria.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the years ended 2014 and 2013 are as follows (in millions):

	2014	2013
Net Cash Provided by Operating Activities	$114.7	$182.5
Net Cash Provided by (Used in) Investing Activities:
Acquisition of Assets, Net of Cash Acquired	—	(201.0)
Capital Expenditures	(147.5)	(545.0)
Insurance Proceeds Received	9.1	51.4
Proceeds from Sale of Assets, Net	35.1	117.4
Other	1.5	4.5
Total	(101.8)	(572.7)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	300.0	700.0
Redemption of 7.125% Senior Secured Notes	(300.0)	—
Redemption of 3.375% Convertible Senior Notes	—	(61.3)
Redemption of 10.5% Senior Notes	—	(300.0)
Payment of Debt Issuance Costs	(3.9)	(10.6)
Other	0.5	1.3
Total	(3.4)	329.4
Net Increase (Decrease) in Cash and Cash Equivalents	$9.5	$(60.8)
Insurance Proceeds
We intend to use the proceeds received from insurance settlements to reinvest in our existing fleet or for growth opportunities.
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
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the “Credit Agreement”) governs the senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility, with a $50.0 million sublimit for the issuance of letters of credit. As of December 31, 2014, no amounts were outstanding and $7.4 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $142.6 million. All borrowings under the Credit Facility mature on July 8, 2018. We incurred costs of $1.1 million in 2013 related to the amendment of the Credit Agreement.
Borrowings under the Credit Facility bear interest, at our option, at either (i) the Alternate Base Rate (“ABR”) (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 1.5% and 3.0%, depending on our leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 2.5% and 4.0%, depending on our leverage ratio. We pay a per annum fee on all letters of credit issued under the Credit Facility equal to the applicable margin for loans accruing interest based on the Eurodollar rate, and we pay a commitment fee of 0.50% per annum on the unused availability under the Credit Facility. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of December 31, 2014, we were in compliance with all covenants under our revolving credit facility.
Our obligations under the Credit Agreement are guaranteed by substantially all of our current domestic subsidiaries (collectively, the “Guarantors”), and the obligations of the Company and the Guarantors are secured by liens on substantially all of the vessels owned by the Company and the Guarantors, together with certain accounts receivable, equity of subsidiaries, equipment and other assets.
8.75% Senior Notes due 2021
On July 8, 2013, we completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million we received from the sales of our inland barge rigs, domestic liftboats and related assets), were used to fund our acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
7.5% Senior Notes due 2021
On October 1, 2013, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
6.75% Senior Notes due 2022
On March 26, 2014, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. Interest on the notes will accrue from and including March 26, 2014 at a rate of 6.75% per year and is payable semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee our obligations under our Credit Agreement.
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
3.375% Convertible Senior Notes due 2038
In 2008, we issued $250.0 million convertible senior notes at a coupon rate of 3.375% (“3.375% Convertible Senior Notes”) with a maturity in June 2038. As of December 31, 2014, $7.4 million notional amount of the $250.0 million 3.375% Convertible Senior Notes was outstanding.
Since June 1, 2013, interest on the 3.375% Convertible Senior Notes accretes to principal at an annual yield to maturity of 3.375% per year. We will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into shares of our common stock (“Common Stock”) at a conversion rate of 19.9695 shares of Common Stock per $1,000 original principal amount of notes, which is equal to a conversion price of approximately $50.08 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a note, a holder will receive, at our election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2014, the number of conversion shares potentially issuable in relation to our 3.375% Convertible Senior Notes was 0.1 million. We may redeem the 3.375% Convertible Senior Notes at our option and holders of the notes will have the right to require us to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
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
Retirement of 7.125% Senior Secured Notes
In 2012, we issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014 we commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of our 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014 for $232.7 million using a portion of the proceeds from the issuance of the 6.75% Senior Notes. Additionally, on April 29, 2014, we redeemed all $79.9 million of the remaining outstanding 7.125% Senior Secured Notes for approximately $84.2 million using the remaining net proceeds from the 6.75% Senior Notes offering, together with cash on hand.

Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default and also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes and 10.25% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments or investments;

•	sell assets or use the proceeds from asset sales;

•	create liens;

•	enter into agreements that restrict dividends and other payments by restricted subsidiaries;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.
Loss on Extinguishment of Debt
During the years ended December 31, 2014, 2013 and 2012, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations:

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

•
During the fourth quarter of 2013, we incurred a pretax charge of $29.3 million, $29.3 million net of tax, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes;

•
In March 2014, we incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes; and

•
In April 2014, we incurred a pretax charge of $4.8 million, $4.8 million net of tax, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes.

The fair value of our 3.375% Convertible Senior Notes, 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of our 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs. The following table provides the carrying value and fair value of our long-term debt instruments:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$191.0	$400.0	$447.5
7.5% Senior Notes, due October 2021	300.0	135.8	300.0	317.3
6.75% Senior Notes, due April 2022	300.0	132.8	—	—
7.125% Senior Secured Notes, previously due April 2017	—	—	300.0	320.1
10.25% Senior Notes, due April 2019	200.0	111.4	200.0	226.8
3.375% Convertible Senior Notes, due June 2038	7.4	6.5	7.2	7.1
7.375% Senior Notes, due April 2018	3.5	1.9	3.5	3.5
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
We maintain insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, we completed the annual renewal of all of our key insurance policies. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for our insurance program is scheduled for May 1, 2015. We paid $42.9 million in the second quarter of 2014 for our insurance renewals.
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
Capital Expenditures
We currently expect total capital expenditures during 2015 to approximate $120.0 million to $130.0 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2015.

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
The following table summarizes our contractual obligations and contingent commitments by period as of December 31, 2014:

	Payments due by Period
Contractual Obligations and	Less than	1-3	4-5	After 5
Contingent Commitments (c)	1 Year	Years	Years	Years	Total
	(In thousands)
Long-term debt obligations	$—	$—	$211,815	$1,000,000	$1,211,815
Interest on debt and notes payable (a)	99,646	199,110	186,380	165,625	650,761
Purchase obligations (b)	18,098	—	—	—	18,098
Rig construction contract	23,600	188,800	—	—	212,400
Letters of credit and bank guarantees	7,505	—	—	—	7,505
Management compensation obligations	5,128	5,128	—	—	10,256
Operating lease obligations	3,491	5,872	—	—	9,363
Other	2,756	—	—	—	2,756
Total contractual obligations	$160,224	$398,910	$398,195	$1,165,625	$2,122,954
  _____________________________

(a)	Estimated interest is based on the rates associated with the respective fixed rate instrument.

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

(c)	Tax liabilities of $3.9 million have been excluded from the table above as a reasonably reliable estimate of the period of cash settlement cannot be made.
Off-Balance Sheet Arrangements
Guarantees
Substantially all of our domestic subsidiaries guarantee the obligations under the Credit Agreement, the 8.75% Senior Note, the 7.5% Senior Notes, the 6.75% Senior Notes and the 10.25% Senior Notes.
Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. We adopted ASU 2013-11 as of January 1, 2014 with no material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. We are in the process of evaluating the impact on our consolidated financial statements.
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this annual report that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including the Hercules Triumph and Hercules Resilience, and future utilization rates and dayrates for the units;

•	our ability to maintain our contracts on current terms, to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of this annual report and the following:

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	compliance by our customers with the terms of our contracts, including the dayrate and payment obligations;

•	the adequacy and costs of sources of credit and liquidity;

•	our ability to collect receivables due from our customers;

•
the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, North Africa, West Africa, Asia, Eastern Europe and other significant oil and natural gas producing regions or acts of terrorism or piracy;

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Hercules Offshore, Inc.:
We have audited the accompanying consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Offshore, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Houston, Texas
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Hercules Offshore, Inc.:
We have audited Hercules Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hercules Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hercules Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2014 of Hercules Offshore, Inc. and subsidiaries, and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Houston, Texas
March 2, 2015

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$207,937	$198,406
Accounts Receivable, Net	166,359	220,139
Prepaids	19,585	20,395
Current Deferred Tax Asset	4,461	10,876
Other	5,955	17,363
	404,297	467,179
Property and Equipment, Net	1,574,749	1,808,526
Other Assets, Net	23,361	25,743
	$2,002,407	$2,301,448
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$52,952	$80,018
Accrued Liabilities	66,090	81,500
Interest Payable	32,008	33,067
Insurance Notes Payable	—	9,568
Other Current Liabilities	13,406	35,735
	164,456	239,888
Long-term Debt	1,210,919	1,210,676
Deferred Income Taxes	4,147	14,452
Other Liabilities	7,854	12,732
Commitments and Contingencies
Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 163,540 and 162,144 Shares Issued, Respectively; 160,818 and 159,761 Shares Outstanding, Respectively	1,635	1,621
Capital in Excess of Par Value	2,179,838	2,170,811
Treasury Stock, at Cost, 2,722 and 2,383 Shares, Respectively	(56,765)	(55,165)
Retained Deficit	(1,509,677)	(1,293,567)
	615,031	823,700
	$2,002,407	$2,301,448
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$900,251	$858,300	$618,225
Costs and Expenses:
Operating Expenses	543,236	461,332	370,096
Asset Impairment	199,508	114,168	108,216
Depreciation and Amortization	170,898	151,943	142,329
General and Administrative	75,108	79,425	57,311
	988,750	806,868	677,952
Operating Income (Loss)	(88,499)	51,432	(59,727)
Other Income (Expense):
Interest Expense	(99,142)	(73,248)	(72,734)
Loss on Extinguishment of Debt	(19,925)	(29,295)	(9,156)
Gain on Equity Investment	—	14,876	—
Other, Net	(39)	(1,518)	1,896
Loss Before Income Taxes	(207,605)	(37,753)	(139,721)
Income Tax Benefit (Provision)	(8,505)	10,944	18,721
Loss from Continuing Operations	(216,110)	(26,809)	(121,000)
Loss from Discontinued Operations, Net of Taxes	—	(41,308)	(6,004)
Net Loss	(216,110)	(68,117)	(127,004)
Loss attributable to Noncontrolling Interest	—	39	—
Net Loss attributable to Hercules Offshore, Inc.	$(216,110)	$(68,078)	$(127,004)

Net Loss attributable to Hercules Offshore, Inc. Per Share:
Basic and Diluted:
Loss from Continuing Operations	$(1.35)	$(0.17)	$(0.79)
Loss from Discontinued Operations	—	(0.26)	(0.04)
Net Loss	$(1.35)	$(0.43)	$(0.83)
Basic and Diluted Weighted Average Shares Outstanding	160,598	159,501	153,722
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	December 31, 2014		December 31, 2013		December 31, 2012
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance at Beginning of Period	162,144	$1,621	160,708	$1,607	139,798	$1,398
Issuance of Common Stock, Net	—	—	—	—	20,000	200
Other	1,396	14	1,436	14	910	9
Balance at End of Period	163,540	1,635	162,144	1,621	160,708	1,607
Capital in Excess of Par Value:
Balance at Beginning of Period	—	2,170,811	—	2,159,744	—	2,057,824
Issuance of Common Stock, Net	—	—	—	—	—	96,496
Compensation Expense Recognized	—	8,348	—	9,960	—	6,243
Excess Tax Benefit (Deficit) From Stock-Based Arrangements, Net	—	548	—	825	—	(1,106)
Other	—	131	—	282	—	287
Balance at End of Period	—	2,179,838	—	2,170,811	—	2,159,744
Treasury Stock:
Balance at Beginning of Period	(2,383)	(55,165)	(2,080)	(53,100)	(1,899)	(52,184)
Repurchase of Common Stock	(339)	(1,600)	(303)	(2,065)	(181)	(916)
Balance at End of Period	(2,722)	(56,765)	(2,383)	(55,165)	(2,080)	(53,100)
Retained Deficit:
Balance at Beginning of Period	—	(1,293,567)	—	(1,225,489)	—	(1,098,485)
Net Loss attributable to Hercules Offshore, Inc.	—	(216,110)	—	(68,078)	—	(127,004)
Balance at End of Period	—	(1,509,677)	—	(1,293,567)	—	(1,225,489)
Total Hercules Offshore, Inc. Stockholders’ Equity	160,818	615,031	159,761	823,700	158,628	882,762
Noncontrolling Interest:
Balance at Beginning of Period	—	—	—	—	—	—
Acquisition of Interest in Discovery	—	—	—	26,448	—	—
Acquisition of Noncontrolling Interest in Discovery	—	—	—	(26,409)	—	—
Loss Attributable to Noncontrolling Interest	—	—	—	(39)	—	—
Balance at End of Period	—	—	—	—	—	—
Total Equity	160,818	$615,031	159,761	$823,700	158,628	$882,762
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(216,110)	$(68,078)	$(127,004)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	170,898	162,841	166,426
Stock-Based Compensation Expense	8,348	9,960	6,243
Deferred Income Taxes	(7,691)	(30,940)	(33,236)
Provision (Benefit) for Doubtful Accounts Receivable	5,627	642	(8,847)
(Gain) Loss on Disposal of Assets, Net	(22,598)	7,355	(33,396)
Asset Impairment	199,508	158,538	108,216
Gain on Equity Investment	—	(14,876)	—
Gain on Insurance Settlement	—	(31,600)	(30,668)
Non-Cash Portion of Loss on Extinguishment of Debt	1,900	9,012	2,738
Other	2,910	8,319	5,520
(Increase) Decrease in Operating Assets -
Accounts Receivable	48,153	(53,643)	(7,901)
Prepaid Expenses and Other	2,323	15,214	11,646
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(27,066)	20,357	9,976
Insurance Notes Payable	(9,568)	(31,462)	(26,193)
Other Current Liabilities	(36,317)	17,753	28,453
Other Liabilities	(5,604)	3,078	(3,610)
Net Cash Provided by Operating Activities	114,713	182,470	68,363
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	—	(200,957)	(40,000)
Capital Expenditures	(147,522)	(544,987)	(138,605)
Cash Paid for Equity Investment	—	—	(4,288)
Insurance Proceeds Received	9,067	51,430	54,139
Proceeds from Sale of Assets, Net	35,135	117,350	72,897
Other	1,479	4,501	3,588
Net Cash Used in Investing Activities	(101,841)	(572,663)	(52,269)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	300,000	700,000	500,000
Long-term Debt Repayments	—	—	(452,909)
Redemption of 7.125% Senior Secured Notes	(300,000)	—	—
Redemption of 3.375% Convertible Senior Notes	—	(61,274)	(27,606)
Redemption of 10.5% Senior Notes	—	(300,000)	—
Common Stock Issuance	—	—	96,696
Payment of Debt Issuance Costs	(3,914)	(10,643)	(7,717)
Other	573	1,323	284
Net Cash Provided by (Used in) Financing Activities	(3,341)	329,406	108,748
Net Increase (Decrease) in Cash and Cash Equivalents	9,531	(60,787)	124,842
Cash and Cash Equivalents at Beginning of Period	198,406	259,193	134,351
Cash and Cash Equivalents at End of Period	$207,937	$198,406	$259,193
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Organization
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 13). At December 31, 2014, the Company operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance, and decommissioning operations in several key shallow-water provinces around the world.
Drilling Contract Award and Rig Construction Contract
In May 2014, the Company signed a five-year drilling contract with Maersk Oil North Sea UK Limited for a newbuild jackup rig, Hercules Highlander, the Company will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The rig is expected to be delivered in April 2016 (See Note 14).
Recent Events
Demand for the Company’s oilfield services is driven by its exploration and production customers’ capital spending, which can experience significant fluctuation depending on current commodity prices and their expectations of future price levels, among other factors. The recent decline in the price of crude oil has negatively impacted dayrates and demand for the Company’s services. In addition to the oil price decline, the consolidation of the domestic customer base has negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Internationally, the new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. Although activity levels for liftboats are not as closely correlated to commodity prices as the Company’s drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been volatile, which the Company believes has been driven by budgetary constraints with major customers primarily in Nigeria.
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company is in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to the Company under the contract as a result of such termination (See Note 17).
The Company’s immediate capital resources to fund and grow operations come from cash on hand, cash from operations and availability under its revolving credit facility. The Company has taken numerous actions to mitigate the effects of the decline in activity levels, including but not limited to: (i) cold stacking nine rigs over the past six months to significantly reduce operating expenses, (ii) significantly reducing its capital expenditures planned for 2015 and (iii) significantly reducing its workforce, both onshore and offshore. The Company continues to monitor its operating environment and will respond to further activity level declines as appropriate. The Company believes these steps will enhance its liquidity and further believes, based upon the current business environment and activity levels, it will have adequate liquidity to fund its operations through December 31, 2015; however, the Company cannot predict how an extended period of low commodity prices will affect its operations and liquidity levels.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition
Revenue generated from the Company’s contracts is recognized as services are performed, as long as collectability is reasonably assured. For certain contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized as services are performed over the term of the related drilling contract. For certain contracts, the Company may receive fees from its customers for capital improvements to its rigs. Such fees are deferred and recognized as services are performed over the term of the related contract. The Company capitalizes such capital improvements and depreciates them over the useful life of the asset. Certain of the Company's contracts also allow us to recover additional direct costs, such as demobilization costs, additional labor and additional catering costs and under most of our liftboat contracts, we receive a variable rate for reimbursement of costs such as catering, oil, rental equipment and other items. Revenue for the recovery or reimbursement of these costs is recognized when the costs are incurred.
Stock-Based Compensation
The Company recognizes compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such the Company records the grant date fair value of time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards are recognized using the accelerated method over the requisite service period. The fair value of the Company’s time-based restricted stock and performance based grants that are share settled is based on the closing price of the Company’s common stock on the date of grant. For those performance based grants that contain a market performance condition, the Monte Carlo simulation is used for valuation as of the date of grant. All of the Company’s cash settled awards are recorded as a liability at fair value, which is remeasured at the end of each reporting period, over the requisite service period. The Company’s cash settled liability awards that contain market performance conditions are valued using a Monte Carlo simulation. The Company also estimates future forfeitures and related tax effects. The Company’s estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards.
Due to the uncertainty in the level of awards to be granted in the future as well as changes in the fair value of liability-based awards, the Company's estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2014 as well as the remaining vesting period over which the associated expense is to be recognized are estimates and subject to change.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and the allowance for doubtful accounts. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. The Company establishes an allowance for doubtful accounts based on the actual amount it believes is not collectable. The Company had an allowance of $5.7 million and $0.9 million at December 31, 2014 and 2013, respectively.
Business Combinations
The Company accounted for the 2013 acquisition of Discovery as a business combination (See Note 5).
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
The useful lives of property and equipment for the purposes of computing depreciation are as follows:

Years
Drilling rigs and marine equipment (salvage value of 10%)	10–30
Drilling machinery and equipment	2–12
Computer equipment	3–7
Other	3–20
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
Accrued Self-Insurance Reserves
The Company is self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated by the Company's internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and the Company's historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by the Company's third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2014 and 2013, there was $24.5 million and $25.8 million in accrued self-insurance reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.
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
Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Numerator:
Loss from continuing operations	$(216,110)	$(26,809)	$(121,000)
Less: Loss attributable to noncontrolling interest	—	39	—
Adjusted loss from continuing operations	(216,110)	(26,770)	(121,000)
Loss from discontinued operations, net of taxes	—	(41,308)	(6,004)
Net loss attributable to Hercules Offshore, Inc.	$(216,110)	$(68,078)	$(127,004)
Denominator:
Weighted average basic and diluted shares outstanding	160,598	159,501	153,722
The Company calculates basic earnings per share by dividing both income (loss) from continuing operations and net income (loss) attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing both income from continuing operations and net income attributable to Hercules Offshore,

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012 excludes 6.4 million, 6.3 million and 5.9 million stock equivalents, respectively, that would have potentially been included if the Company had generated income from continuing operations and net income attributable to Hercules Offshore, Inc. for the respective period, but are excluded as the Company generated a loss from continuing operations and net loss during the respective period. There were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the years ended December 31, 2014, 2013 and 2012 related to the assumed conversion of the 3.375% Convertible Senior Notes as there was no excess of conversion value in any of these periods.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Property and Equipment, Net
The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31,
	2014	2013
	(in thousands)
Drilling rigs and marine equipment	$2,098,651	$2,359,829
Drilling machinery and equipment	42,317	43,368
Computer equipment	17,206	18,350
Leasehold improvements	11,630	11,577
Other	9,359	3,768
Total property and equipment, at cost	2,179,163	2,436,892
Less accumulated depreciation	(604,414)	(628,366)
Total property and equipment, net	$1,574,749	$1,808,526
Depreciation expense was $164.9 million, $155.0 million and $153.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which, $7.1 million and $15.9 million related to discontinued operations for the years ended December 31, 2013 and 2012, respectively, and are included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statements of Operations. There was no depreciation expense related to discontinued operations during 2014.
5.    Business Combinations and Asset Acquisitions
Prior to June 24, 2013 the Company held a 32% equity investment in Discovery, which was a development stage company whose purpose was to own new ultra high-specification jackup drilling rigs. Historically, the Company accounted for its investment in Discovery under the equity method of accounting. On June 24, 2013 ("Acquisition Date"), the Company acquired an additional 52% interest to bring the total interest held to 84%, for cash consideration, net of cash acquired of $77.7 million ("Discovery Transaction") and began consolidating Discovery's results of operations from that date. The Discovery Transaction allowed the Company to enter into the high-specification jackup rig market, significantly expanded its service offerings and opened new international markets that had growing needs for assets of this caliber. As of December 31, 2013, the Company held a 100% interest in Discovery as a result of additional purchases of Discovery common stock shares at 15 Norwegian Kroner ("NOK") per share (USD $26.3 million in total).
The acquisition date fair value of the Company's previously held equity interest in Discovery was $52.0 million based on the price the Company paid for additional Discovery shares on June 24, 2013 of 15 NOK per share. The Company recognized a $14.9 million gain, included in Gain on Equity Investment in the Consolidated Statement of Operations for the year ended December 31, 2013, as a result of remeasuring its 32% equity interest in Discovery at its fair value as of the Acquisition Date in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.
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
$168,348

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the consideration on June 24, 2013 is as follows (in thousands):

Prepaids	$1,700
Other	1,563
Property and Equipment, Net	334,210
Total Assets	337,473
Accounts Payable	(986)
Accrued Liabilities (a)	(166,953)
Insurance Note Payable	(1,186)
Total Liabilities	(169,125)
Total Purchase Price	$168,348

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
 The unaudited pro forma financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future:

	Year Ended December 31,
	2013	2012
	(in millions, except per share data)
Revenue	$850.2	$611.3
Loss from Continuing Operations	$(40.4)	$(123.4)
Loss from Discontinued Operations, Net of Taxes	(41.3)	(6.0)
Net Loss	(81.7)	(129.4)
Loss attributable to Noncontrolling Interest	—	—
Net Loss attributable to Hercules Offshore, Inc.	$(81.7)	$(129.4)
Net Loss attributable to Hercules Offshore, Inc. Per share:
Basic and Diluted:
Loss from Continuing Operations	$(0.25)	$(0.80)
Loss from Discontinued Operations	(0.26)	(0.04)
Net Loss	$(0.51)	$(0.84)
The Company incurred transaction costs in the amount of $3.3 million for the year ended December 31, 2013 related to the Discovery Transaction which is included in General and Administrative in the Consolidated Statement of Operations.
The amount of revenue and net income of Discovery included in the Company's Consolidated Statement of Operations for the year ended December 31, 2013 is as follows:

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the years ended December 31, 2014, 2013 and 2012:

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
2014:
	Hercules 258 (a)	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002 (a)	Domestic Offshore	April 2014	1,750	470
	Hercules 250 (a)	Domestic Offshore	June 2014	8,450	6,883
	Hercules 2003 (a)	Domestic Offshore	August 2014	1,750	500
	Hercules 2500 (a)	Domestic Offshore	August 2014	6,000	4,680
	Hercules 156 (a)	International Offshore	September 2014	3,100	(439)
				$33,050	$22,620
2013:
	Various (b) (c)	Domestic Liftboats	July 2013	$54,447	$—
	Various (b) (d)	Inland	July 2013	44,331	—
	Hercules 27 (b)	Inland	August 2013	5,149	4,834
	Hercules 170 (a)	International Offshore	December 2013	8,300	(11,498)
				$112,227	$(6,664)
2012:
	Hercules 2501 (a)	Domestic Offshore	June 2012	$7,000	$5,465
	Hercules 29 (b)	Inland	July 2012	900	770
	Platform Rig 3 (a) (e)	International Offshore	August 2012	35,516	18,350
	Hercules 101 (a)	Domestic Offshore	September 2012	1,200	—
	Hercules 252 (a) (f)	Domestic Offshore	October 2012	8,000	—
	Hercules 257 (a)	Domestic Offshore	November 2012	6,500	2,450
	Hercules 259 (a)	Domestic Offshore	November 2012	8,000	6,441
	Hercules 75 (a)	Domestic Offshore	December 2012	650	(911)
	Hercules 77 (a)	Domestic Offshore	December 2012	650	(825)
	Hercules 28 (b)	Inland	December 2012	600	474
				$69,016	$32,214
_____________________

(a)	These gains (losses) are included in Operating Expenses on the Consolidated Statements of Operations.

(b)	These gains (losses) have been reflected in the Consolidated Statements of Operations as discontinued operations.

(c)	The Company completed the sale of its U.S. Gulf of Mexico liftboats and related assets.

(d)	The Company completed the sale of eleven inland barge rigs and related assets.

(e)	This represents the gain on the sale of Platform Rig 3 and related legal entities.

(f)	During the third quarter of 2012, the Company realized a non-cash impairment charge related to the write-down of Hercules 252 to fair value less estimated cost to sell (See Note 11).
Discontinued Operations
In 2013, the Company sold its U.S. Gulf of Mexico liftboats and related assets and additionally sold twelve of its inland barge rigs and related assets, comprising the majority of the Inland segment fleet. These long-lived assets, excluding the Hercules 27, were written down to their fair value less estimated cost to sell, resulting in non-cash impairment charges (See Note 11).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest charges have been allocated, based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets, to the Inland and Domestic Liftboats segments. Interest allocated to discontinued operations of the Inland segment was $1.4 million and $3.6 million for the years ended December 31, 2013 and 2012, respectively. Interest allocated to discontinued operations of the Domestic Liftboats segment was $1.2 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively.
Operating results included in discontinued operations were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Inland:
Revenue	$15,782	$28,015
Loss Before Income Taxes	$(39,585)	$(13,528)
Income Tax Benefit	2,587	5,435
Loss from Discontinued Operations, Net of Taxes	$(36,998)	$(8,093)
Domestic Liftboats:
Revenue	$29,625	$63,552
Income (Loss) Before Income Taxes	$(4,310)	$3,240
Income Tax Provision	—	(1,151)
Income (Loss) from Discontinued Operations, Net of Taxes	$(4,310)	$2,089
Total:
Revenue	$45,407	$91,567
Loss Before Income Taxes	$(43,895)	$(10,288)
Income Tax Benefit	2,587	4,284
Loss from Discontinued Operations, Net of Taxes	$(41,308)	$(6,004)
7.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”), approved in May 2014 by the Company's stockholders, provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At December 31, 2014, approximately 6.8 million shares were available for grant or award, including 5.0 million additional shares approved for issuance under the 2014 Plan. The Company's 2004 Amended and Restated Long-Term Incentive Plan (the "2004 Plan") remains in effect only as it relates to outstanding awards previously granted under that plan. The Compensation Committee of the Company’s Board of Directors selects participants from time to time and, subject to the terms and conditions of the 2014 Plan, determines all terms and conditions of awards. The Company issues originally issued shares upon exercise of stock options and for restricted stock grants.
The Company has the following equity award grants:

•
Time-based awards The Company granted time-based restricted stock awards to its employees which vest 1/3 per year and to its Directors which vest on the date of the Company's annual meeting of stockholders that follows the grant date. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date. Additionally, the Company previously granted stock options which vested 1/3 per year and have a maximum contractual term of 10 years.

•
Objective-based awards The Company granted compensation awards to its employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. The awards granted in 2014 and 2013, which cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to maximum, as defined by the agreements. For the Chief Executive Officer ("CEO"), the portion of these awards payable in cash is based on the achievement of certain market-based and Company-based performance objectives being met at certain levels below target when combined. Additionally, for the awards granted in 2014, if either the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market-based or Company-based performance objectives are met at threshold or above, but the other is not, the CEO is entitled to a cash award for that objective if it is met at target or above. For 2012, a portion of the awards were payable in shares of the Company's common stock which vest 1/3 per year. For 2012, if the highest market-based and Company-based performance objectives were met, a portion of these awards were payable in cash and cliff vested at the first anniversary of the grant date. In addition, the Company granted certain awards to its CEO in 2011 that were based upon the Company's achievement of certain market-based objectives and were paid in cash at the end of the vesting periods at March 31, 2014 and December 31, 2013 ("Performance Retention Awards"). Additionally, a retention award, granted in 2011, outside of the 2004 Plan was paid in cash at December 31, 2013, the end of a three-year vesting period.
The Company recognized a $0.4 million benefit, and $3.4 million and $2.6 million in employee compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, for all liability-based awards. For these awards, the related income tax benefit was $0.9 million for the year ended December 31, 2012 and there was no related income tax benefit in the years ended December 31, 2014 and 2013, respectively. The Company recognized $8.3 million, $10.0 million and $6.2 million in employee stock-based compensation expense for all share-settled awards during the years ended December 31, 2014, 2013 and 2012, respectively. For these awards, the related income tax benefit was $2.2 million for the year ended December 31, 2012 and there was no related income tax benefit in the years ended December 31, 2014 and 2013, respectively. The Company classified $0.4 million, $1.0 million and thirteen thousand in excess tax benefits as a financing cash inflow for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's estimate of future expense relating to restricted stock and liability-based awards granted through December 31, 2014 as well as the remaining vesting period over which the associated expense is to be recognized is presented in the following table:

	December 31, 2014
	Unrecognized Compensation Expense	Weighted Average Remaining Term
	(in thousands)	(in years)
Time-based Restricted Stock Awards	$5,654	1.3
Objective-based Awards (share settled)	5,764	1.5
Objective-based Awards (cash settled)	119	1.9
The Company uses various assumptions to estimate the fair value of its objective-based awards. The risk-free interest rate assumptions were based on observed interest rates consistent with the approximate vesting periods. For the Performance Retention Awards in 2013 and 2012, as well as other objective based awards in 2012, the Company used the historical volatility of its common stock to estimate volatility and the dividend yield assumption was based on the historical and anticipated dividend payouts of the Company. For the 2014 and 2013 objective-based awards, the Company used the historical volatility of its common stock, as well as that of certain peer groups, as defined in the award agreements to estimate volatility and the dividend yield assumptions were based on historical and anticipated dividend payouts of the Company, as well as, that of certain peer groups, as defined in the award agreements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Objective-based Awards (cash settled)
The Company accounts for awards or the portion of the awards requiring cash settlement under stock-compensation principles of accounting as liability instruments. The fair value of all liability instruments are being remeasured based on the awards' estimated fair value at the end of each reporting period and are being recorded to expense over the vesting period. The awards that are based on the Company's achievement of market-based objectives related to its stock price performance, for 2014 and 2013 as compared to certain peer groups, as defined in the award agreements, are valued using a Monte Carlo simulation. The following are the assumptions for the Company:

	December 31, 2014	December 31, 2013		December 31, 2012
	Restricted Stock Market-Based	Performance Retention Awards	Restricted Stock Market-Based	Performance Retention Awards	Restricted Stock Market-Based
Dividend yield	—	—	—	—	—
Expected price volatility	54.4%	65.0%	44.1%	65.0%	65.0%
Risk-free interest rate	0.5%	0.1%	0.4%	0.2%	0.1%
Stock price (a)	$1.00	$6.52	$6.52	$6.17	$6.17
Fair value	$0.05	$4.19	$6.19	$3.24	$6.17
_____________________________
(a) The stock price represents the closing price of the Company's common stock at the valuation date.
Stock Option Awards
The following table summarizes stock option activity as of December 31, 2014 and changes during the year then ended:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2014	3,437,175	$8.45	4.82	$8,757
Granted	—	—
Exercised	(89,041)	1.63
Forfeited	—	—
Expired	(342,654)	6.22
Outstanding at December 31, 2014	3,005,480	8.91	3.87	—
Vested or Expected to Vest at December 31, 2014	3,005,480	8.91	3.87	—
Exercisable at December 31, 2014	3,005,480	8.91	3.87	—
The intrinsic value of stock options exercised during 2014, 2013 and 2012 was $0.2 million, $0.4 million and $0.4 million, respectively. Cash received from stock option exercises was $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Objective-based Awards (share settled)
The fair value of all awards requiring share settlement are measured at the fair value on the date of grant. These awards that are based on the Company's achievement of market-based objectives related to the Company's stock price performance, for 2014 and 2013 grants as compared to certain peer groups, as defined in the award agreements, are valued at the date of grant using a Monte Carlo simulation. The following are the assumptions for the Company:

	February 19, 2014	February 28, 2013	February 28, 2012
Dividend yield	—	—	—
Expected price volatility	54.4%	64.7%	65.0%
Risk-free interest rate	0.6%	0.3%	0.2%
Stock price (a)	$4.71	$6.78	$5.28
Fair value	$3.63	$7.78	$5.28
_____________________________

(a)	The stock price represents the closing price of the Company's common stock at February 19, 2014, February 28, 2013 and February 28, 2012, the respective grant dates.
The following table summarizes information about objective-based restricted stock outstanding as of December 31, 2014 and changes during the year then ended:

	Objective-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2014	1,478,861	$6.71
Granted (a)	1,423,907	4.17
Vested	(426,314)	5.94
Forfeited	(350,584)	5.52
Non-Vested at December 31, 2014	2,125,870	5.36
_____________________________

(a)
The number of objective-based restricted stock shown reflects the shares that would be granted if the maximum level of performance is achieved. The number of shares actually issued may range from zero to 1,423,907.

The weighted-average grant date fair value of objective-based restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $4.17, $7.16 and $5.28, respectively. The total fair value of objective-based restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $3.1 million, and $0.9 million respectively.
Time-based Restricted Stock Awards
The following table summarizes information about time-based restricted stock outstanding as of December 31, 2014 and changes during the year then ended:

	Time-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2014	1,526,488	$6.01
Granted	1,444,101	4.59
Vested	(880,855)	5.87
Forfeited	(240,209)	5.29
Non-Vested at December 31, 2014	1,849,525	5.08
The weighted-average grant date fair value of time-based restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $4.59, $6.86 and $5.03, respectively. The total fair value of time-based restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $6.1 million and $2.8 million, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Supplemental Financial Information
Consolidated Balance Sheet Information
Accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued Liabilities:
Taxes other than Income	$15,262	$18,297
Accrued Payroll and Employee Benefits	25,460	36,512
Accrued Self-Insurance Reserves	24,514	25,840
Other	854	851
	$66,090	$81,500
Other current liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Other Current Liabilities:
Deferred Revenue-Current Portion	$9,439	$21,480
Other	3,967	14,255
	$13,406	$35,735
Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid, net during the period for:
Interest, net of capitalized interest	$97,304	$55,094	$64,332
Income taxes	21,147	15,658	10,220
The Company capitalized interest of $4.4 million, $20.4 million and $3.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers
The Company’s customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of the Company’s total revenue from continuing operations in any of the past three years are as follows:

	Year Ended December 31,
	2014	2013	2012
Chevron Corporation (a)	15%	15%	16%
EPL Oil & Gas (b)	14	10	5
Saudi Aramco (c)	12	12	7
Cairn Energy (c)	11	2	—
  _____________________________

(a)	Revenue included in the Company’s Domestic Offshore, International Offshore and International Liftboats segments.

(b)	Revenue included in the Company's Domestic Offshore segment.

(c)	Revenue included in the Company’s International Offshore segment.
9.    Benefit Plan
The Company currently has a 401(k) plan in which substantially all U.S. employees are eligible to participate. Effective April 1, 2013, the Company increased the Company match of participant contributions equal to 6% from 3% of a participant's eligible compensation. The Company incurred expense related to matching contributions of $6.8 million, $5.7 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
10.    Debt
Debt is comprised of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
8.75% Senior Notes, due July 2021	$400,000	$400,000
7.5% Senior Notes, due October 2021	300,000	300,000
6.75% Senior Notes, due April 2022	300,000	—
7.125% Senior Secured Notes, previously due April 2017	—	300,000
10.25% Senior Notes, due April 2019	200,000	200,000
3.375% Convertible Senior Notes, due June 2038*	7,410	7,166
7.375% Senior Notes, due April 2018	3,509	3,510
Total Long-term Debt	$1,210,919	$1,210,676

* The carrying amount of the equity component was $30.1 million at both December 31, 2014 and 2013.
The following is a summary of scheduled long-term debt maturities by year (in thousands):

2015	$—
2016	—
2017	—
2018	10,919
2019	200,000
Thereafter	1,000,000
$1,210,919

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
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governs its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility, with a $50.0 million sublimit for the issuance of letters of credit. As of December 31, 2014, no amounts were outstanding and $7.4 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $142.6 million. All borrowings under the Credit Facility mature on July 8, 2018. The Company incurred costs of $1.1 million in 2013 related to the amendment of the Credit Agreement.
Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the Alternate Base Rate ("ABR") (the highest of the administrative agent's corporate base rate of interest, the federal funds rate plus 0.5%, or the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%), plus an applicable margin that ranges between 1.5% and 3.0%, depending on the Company's leverage ratio, or (ii) the Eurodollar rate plus an applicable margin that ranges between 2.5% and 4.0%, depending on the Company's leverage ratio. The Company pays a per annum fee on all letters of credit issued under the Credit Facility, which fee equals the applicable margin for loans accruing interest based on the Eurodollar rate, and the Company pays a commitment fee of 0.50% per annum on the unused availability under the Credit Facility. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of December 31, 2014, the Company was in compliance with all covenants under its revolving credit facility.
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
8.75% Senior Notes due 2021
On July 8, 2013, the Company completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million the Company received from the sales of its inland barge rigs, domestic liftboats and related assets), were used to fund its acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. These notes are guaranteed by each of the Guarantors

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that guarantee the Company's obligations under its Credit Agreement.
7.5% Senior Notes due 2021
On October 1, 2013, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
6.75% Senior Notes due 2022
On March 26, 2014, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. Interest on the notes will accrue from and including March 26, 2014 at a rate of 6.75% per year and is payable semi-annually in arrears on April 1 and October 1 of each year. These notes are guaranteed by each of the Guarantors that guarantee the Company's obligations under its Credit Agreement.
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
3.375% Convertible Senior Notes due 2038
Since June 1, 2013, interest on the 3.375% Convertible Senior Notes due 2038 ("3.375% Convertible Senior Notes") accretes to principal at an annual yield to maturity of 3.375% per year. The Company will also pay contingent interest during any six-month interest period commencing June 1, 2013, for which the trading price of these notes for a specified period of time equals or exceeds 120% of their accreted principal amount. The notes will be convertible under certain circumstances into

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of the Company’s common stock (“Common Stock”) at a conversion rate of 19.9695 shares of Common Stock per $1,000 original principal amount of notes, which is equal to a conversion price of approximately $50.08 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a note, a holder will receive, at the Company’s election, shares of Common Stock, cash or a combination of cash and shares of Common Stock. At December 31, 2014, the number of conversion shares potentially issuable in relation to the 3.375% Convertible Senior Notes was 0.1 million. The Company may redeem the 3.375% Convertible Senior Notes at its option and holders of the notes will have the right to require the Company to repurchase the notes on June 1, 2018 and certain dates thereafter or on the occurrence of a fundamental change.
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
Other Indenture Provisions
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes contain customary events of default and also contain a provision under which an event of default by the Company or by any restricted subsidiary on any other indebtedness exceeding $25.0 million would be considered an event of default under the Credit Agreement and indentures if such default: a) is caused by failure to pay the principal at final maturity, or b) results in the acceleration of such indebtedness prior to maturity.
The Credit Agreement as well as the indentures governing the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, and 10.25% Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments or investments;

•	sell assets or use the proceeds from asset sales;

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	create liens;

•	enter into agreements that restrict dividends and other payments by restricted subsidiaries;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of its assets.
Loss on Extinguishment of Debt
During the years ended December 31, 2014, 2013 and 2012, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations:

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

•
During the fourth quarter of 2013, the Company incurred a pretax charge of $29.3 million, $29.3 million net of tax, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes;

•
In March 2014, the Company incurred a pretax charge of $15.2 million, $15.2 million net of tax, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes; and

•
In April 2014, the Company incurred a pretax charge of $4.8 million, $4.8 million net of tax, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes.

11.    Fair Value Measurements
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the fair value hierarchy included in FASB ASC Topic 820-10, Fair Value Measurements and Disclosure, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the settlement of the warrants issued by Discovery (See Note 5) was determined using a Monte Carlo simulation based on the following assumptions:

June 24, 2013
Strike Price (NOK)	11.50
Target Price (NOK)	23.00
Stock Value (NOK)	15.00
Expected Volatility (%)	40.0%
Risk-Free Interest Rate (%)	1.42%
Expected Life of Warrants (5 years at inception)	2.6
Number of Warrants	5,000,000

The Company used the historical volatility of companies similar to that of Discovery to estimate volatility. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate life of the warrants. The stock price represents the closing stock price of Discovery stock at June 24, 2013. The strike price, target price, expected life and number of warrants are all contractual based on the terms of the warrant agreement. On June 24, 2013, the derivative asset was adjusted to a fair value of $3.5 million, measured using Level 2 inputs, and was included as a purchase adjustment in connection with the purchase of a controlling interest in Discovery.
2014 Asset Impairments
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the year ended December 31, 2014:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (1)	$6,000	$—	$—	$6,000	$(82,507)
Property and Equipment, Net (2)	7,500	—	—	7,500	(117,001)

(1) This represents a non-recurring fair value measurement made at September 30, 2014 for Hercules 202, Hercules 204, Hercules 212 and Hercules 213.
(2) This represents a non-recurring fair value measurement made at December 31, 2014 for Hercules 120, Hercules 200, Hercules 214, Hercules 251 and Hercules 253.
The Company made the decision to remove the Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253 from its marketable assets into its non-marketable assets as the Company does not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $199.5 million ($199.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2014, to write the rigs down to fair value based on a third-party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 Asset Impairments
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

(1) This represents a non-recurring fair value measurement made at June 30, 2013 for various assets that were part of the discontinued operations of the former Inland and Domestic Liftboats segments.
(2) This represents a non-recurring fair value measurement made at December 31, 2013 for Hercules 153, Hercules 203, Hercules 206 and Hercules 250.
Long-lived assets held for sale at June 30, 2013 were written down to their fair value less estimated cost to sell, resulting in non-cash impairment charges of $40.9 million ($40.7 million net of tax) and $3.5 million ($3.5 million, net of tax) for the discontinued operations of the former Inland and Domestic Liftboats segments, respectively. The impairment charges are included in Discontinued Operations on the Consolidated Statement of Operations for the year ended December 31, 2013 (See Note 6).
During December 2013, the Company made the decision to remove the Hercules 153, Hercules 203, Hercules 206 and Hercules 250 from its marketable assets into its non-marketable assets as the Company did not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $114.2 million ($114.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2013, to write the rigs down to fair value based on a third-party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.
2012 Asset Impairments
In April 2012, during the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced extensive damage to various portions of the rig's legs (See Note 14). The Company believed it was unfeasible to repair the damage and return the rig to service and recorded a non-cash impairment charge of $42.9 million ($27.9 million, net of tax) which is included in Asset Impairment on the Consolidated Statements of Operations for the year ended December 31, 2012 to write the rig down to salvage value. The financial information for Hercules 185 has been reported as part of the International Offshore segment.
Long-lived assets held for sale at September 30, 2012 were written down to their fair value less estimated cost to sell, resulting in a non-cash impairment charge of approximately $25.5 million ($16.6 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the year ended December 31, 2012, related to Hercules 252. The sale of Hercules 252 was completed in October 2012 (See Note 6). The financial information for Hercules 252 has been reported as part of the Domestic Offshore segment.
During September 2012, the Company made the decision to cold stack Hercules 258 effective October 1, 2012 and removed it from its marketable assets into its non-marketable assets as the Company did not reasonably expect to market this rig in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $35.2 million ($35.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statements of Operations for the year ended December 31, 2012, to write the rig down to fair value based on a third-party estimate. The financial information for Hercules 258 has been reported as part of the International Offshore segment.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s 3.375% Convertible Senior Notes, 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes, and 7.125% Senior Secured Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$191.0	$400.0	$447.5
7.5% Senior Notes, due October 2021	300.0	135.8	300.0	317.3
6.75% Senior Notes, due April 2022	300.0	132.8	—	—
7.125% Senior Secured Notes, previously due April 2017	—	—	300.0	320.1
10.25% Senior Notes, due April 2019	200.0	111.4	200.0	226.8
3.375% Convertible Senior Notes, due June 2038	7.4	6.5	7.2	7.1
7.375% Senior Notes, due April 2018	3.5	1.9	3.5	3.5
12.    Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(211,186)	$(68,080)	$(120,004)
Foreign	3,581	30,327	(19,717)
Total	$(207,605)	$(37,753)	$(139,721)

The income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current-United States	$642	$2,776	$184
Current-foreign	15,611	14,539	14,861
Current-state	(57)	(114)	(3,698)
Current income tax provision	16,196	17,201	11,347
Deferred-United States	548	(30,124)	(30,707)
Deferred-foreign	(4,407)	1,341	(708)
Deferred-state	(3,832)	638	1,347
Deferred income tax benefit	(7,691)	(28,145)	(30,068)
Total income tax (benefit) provision	$8,505	$(10,944)	$(18,721)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of and changes in the net deferred taxes were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforward (Federal, State & Foreign)	$155,649	$170,772
Credit carryforwards	35,596	34,805
Accrued expenses	13,026	17,616
Unearned income	664	819
Intangibles	3,638	5,141
Stock-based compensation	5,628	5,954
Deferred expenses	5,215	—
Valuation allowance	(125,021)	(61,913)
Deferred tax assets	94,395	173,194
Deferred tax liabilities:
Fixed assets	(89,463)	(168,339)
Convertible notes	(947)	(768)
Deferred expenses	—	(2,210)
Other	(1,636)	(3,713)
Deferred tax liabilities	(92,046)	(175,030)
Net deferred tax assets (liabilities)	$2,349	$(1,836)
A reconciliation of statutory and effective income tax rates is as shown below:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Taxes on foreign earnings at greater than the U.S. statutory rate	(13.3)	(23.6)	(19.7)
Officer's compensation	(0.1)	(3.3)	(0.4)
Seahawk tax attributes	—	152.5	—
Valuation allowance	(30.4)	(125.9)	—
Uncertain tax positions	2.4	(0.5)	(0.1)
State income taxes	3.1	(1.5)	0.7
Other	(0.8)	(3.7)	(2.1)
Effective rate	(4.1)%	29.0%	13.4%
The amount of consolidated U.S. net operating losses (“NOLs”) available as of December 31, 2014 is approximately $447.9 million, including the NOLs acquired in the Seahawk Transaction. This differs from the NOL reported in the Company's financial statements by $4.3 million which represents the unrealized tax benefits associated with equity compensation and uncertain tax position in accordance with FASB ASC 718, Stock Compensation and FASB ASC 740, Income Taxes. These NOLs will expire in the years 2029 through 2031. In addition, the Company has $35.6 million of non-expiring alternative minimum tax credits.
The Company has not recorded deferred income taxes on the remaining undistributed earnings of certain of its foreign subsidiaries because of management’s intent to permanently reinvest such earnings. At December 31, 2014, the aggregate amount of undistributed earnings of the foreign subsidiaries was $32.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the remittance of these earnings.
In accordance with FASB ASC 740, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded interest and penalties expense (benefit) of $(1.8) million, $0.2 million and $0.2

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million through the Income Tax Benefit (Provision) line of the Consolidated Statements of Operations for each of the years ended December 31, 2014, 2013 and 2012, respectively.
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2007 through 2013 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition TODCO income tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2009 through 2013.
Effective April 27, 2011 the Company completed the Seahawk Transaction. For tax purposes this was characterized as a reorganization pursuant to IRC §368(a)(1)(G). The Company recorded deferred tax assets, net of a valuation allowance, of approximately $37.7 million in the first quarter of 2013. There can be no assurance that these deferred tax assets will be realized.
In accordance with FASB ASC 740, the Company evaluates its deferred tax assets, including net operating losses and credits, to determine if a valuation allowance should be recognized on the consideration of all available evidence using a "more likely than not" standard. Based on the analysis of all factors management concluded that due to the uncertainty regarding the future realization of the net deferred tax asset, a valuation allowance should be recorded. As of December 31, 2014 and 2013, the Company had a valuation allowance of $125.0 million and $61.9 million, respectively.
The following table presents the reconciliation of the total amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$5,533	$5,533	$5,533
Gross increases — tax positions in prior periods	713	—	—
Lapse of statute of limitation	(2,641)	—	—
Balance, end of period	$3,605	$5,533	$5,533
The unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitation in the next twelve months. The Company recognized $5.7 million of tax benefit, including accrued interest and penalties of $2.6 million, as well as the reversal of a valuation allowance of $0.4 million during the year ended December 31, 2014 as a result of the tolling of statutes of limitations in foreign and federal jurisdictions. The Company believes it is reasonably possible that approximately $0.9 million of the unrecognized tax benefit may be recognized by the end of 2015 as a result of a lapse of a statute of limitations in a foreign jurisdiction.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.
In January 2008, SENIAT, the national Venezuelan tax authority, commenced an audit for the 2003 calendar year, which was completed in the fourth quarter of 2008. The Company has not yet received any proposed adjustments from SENIAT for that year. In June 2013, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Return, for the 2010 calendar year. The audit was completed during March 2014 and the Company received notification from the Internal Revenue Service that the audit resulted in no change to the Company's reported tax. In July 2014, the U.S. Internal Revenue Service commenced an audit of the U.S. Corporate Income Tax Returns for the 2011 and 2012 calendar years. The audit was completed during November 2014 and the Company received notification from the Internal Revenue Service that the audit resulted in no change to the Company's reported tax. In January 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011. In February 2015, the Company has been informed that 2012 and 2013 will be examined as well. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore, and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the former Domestic Liftboats and Inland segments are reflected in the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, as discontinued operations (See Note 6). The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments.
The following describes the Company's reporting segments as of December 31, 2014:
Domestic Offshore - includes 24 jackup rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 85 to 350 feet. Fourteen of the jackup rigs are either under contract or available for contracts and 10 are cold stacked. Subsequent to December 31, 2014, five additional jackup rigs were cold stacked.
International Offshore — includes nine jackup rigs outside of the U.S. Gulf of Mexico. The Company has three jackup rigs contracted offshore in Saudi Arabia, one jackup rig contracted offshore in India, one jackup rig contracted offshore in Ivory Coast, one jackup rig in the shipyard in Gabon and one jackup rig ready stacked in Gabon. Additionally, the Company has one newbuild jackup rig under construction in Singapore that is expected to be delivered in April 2016 and one jackup rig in a shipyard in the Netherlands preparing for North Sea operations. On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company is in the process of seeking a basis for continuing the Hercules 261 contract (See Note 17).
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
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, the Company recognized revenue and operating expenses of $11.1 million and $5.6 million, respectively, for the year ended December 31, 2014. These results are included in the Company’s International Offshore segment. Perisai Pacific 102 is expected to be delivered in the second quarter of 2015.
Information regarding the Company's reportable segments is as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)			(in thousands)
Domestic Offshore	$497,209	$(40,588)	$70,576	$522,705	$90,202	$78,526
International Offshore	291,486	302	75,672	190,376	(19,762)	51,759
International Liftboats	111,556	4,434	20,763	145,219	37,575	18,627
	$900,251	$(35,852)	$167,011	$858,300	$108,015	$148,912
Corporate	—	(52,647)	3,887	—	(56,583)	3,031
Total Company	$900,251	$(88,499)	$170,898	$858,300	$51,432	$151,943

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Revenue	Income (Loss) from Operations	Depreciation and Amortization
		(in thousands)
Domestic Offshore	$355,762	$8,755	$76,890
International Offshore	135,047	(59,205)	45,577
International Liftboats	127,416	38,148	17,213
	$618,225	$(12,302)	$139,680
Corporate	—	(47,425)	2,649
Total Company	$618,225	$(59,727)	$142,329

	Total Assets
	December 31, 2014	December 31, 2013
	(in thousands)
Domestic Offshore	$511,804	$783,652
International Offshore	1,228,247	1,290,122
International Liftboats	227,776	180,356
Corporate	34,580	47,318
Total Company	$2,002,407	$2,301,448

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Capital Expenditures:
Domestic Offshore	$54,082	$63,344	$42,016
International Offshore (a)	83,777	459,685	74,235
Inland	—	396	1,560
Domestic Liftboats	—	5,678	9,692
International Liftboats	9,037	12,407	8,489
Corporate	626	3,477	2,613
Total Company	$147,522	$544,987	$138,605
  _____________________________

(a)	2013 includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenue generated by such assets during the periods. The following tables present revenue and long-lived assets by country based on the location of the service provided:

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Operating Revenue:
United States	$503,626	$522,705	$356,042
Saudi Arabia	114,171	114,364	55,911
India	96,198	17,319	56
Nigeria	75,183	115,314	105,176
Gabon	64,537	—	—
Singapore	—	8,178	6,885
Other (a)	46,536	80,420	94,155
Total	$900,251	$858,300	$618,225

	As of December 31,
	2014	2013
	(in thousands)
Long-Lived Assets:
United States	$356,656	$583,868
Saudi Arabia	322,004	332,715
India	45,296	272,069
Nigeria	112,428	121,148
Gabon	442,192	—
Singapore	31,904	339,231
Netherlands	272,488	—
Other (a)	15,142	185,238
Total	$1,598,110	$1,834,269
  _____________________________

(a)	Other represents countries in which the Company operates that individually had operating revenue or long-lived assets representing less than 10% of total operating revenue or total long-lived assets.
14.    Commitments and Contingencies
Operating Leases
The Company has non-cancellable operating lease commitments that expire at various dates through 2017. As of December 31, 2014, future minimum lease payments related to non-cancellable operating leases were as follows (in thousands):

Years Ended December 31,
2015	$3,491
2016	3,066
2017	2,806
2018	—
2019	—
Thereafter	—
Total	$9,363

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense for all operating leases was $16.9 million, $15.1 million and $13.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $0.4 million and $0.7 million related to discontinued operations and is included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with JSL in Singapore to build a HSHE rig, Hercules Highlander, which is expected to be delivered in April 2016 (See Note 1). The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $244 million remains to be spent at December 31, 2014. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, costs to mobilize the rig to the first well as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due one year after the initial payment and the final 80% of the shipyard payment due upon delivery of the rig.
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2014, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Hercules 265 Litigation
In January 2015, Cameron International Corporation (“Cameron”), and Axon Pressure Products, Inc. and Axon EP, Inc. (collectively “Axon”) filed third-party complaints against the Company in a subrogation action that Walter Oil & Gas Corporation ("Walter") and its underwriters, together with Walter’s working interest partners, Tana Exploration Company, LLC and Helis Oil & Gas Company, LLC, filed against Cameron and Axon, among others, to recover an undisclosed amount of damages relating to the well control incident at South Timbalier 220 involving the Hercules 265. Cameron and Axon also have filed answers and claims in a limitation of liability action that the Company filed relating to the incident. The Company has tendered defense and indemnity to Walter for the claims asserted by Cameron and Axon, pursuant to the terms of the drilling contract between the Company and Walter. The Company has also tendered defense and demanded indemnity to Axon for the claims asserted by Cameron against the Company, pursuant to a Master Services Agreement between Axon and the Company. Until such time as Walter and/or Axon accept the tender, the Company will vigorously defend the claims.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPA Notice of Potential Violation of Resource Conservation and Recovery Act
In December 2014, we received a notice from the EPA alleging potential violations of the Resource Conservation and Recovery Act (“RCRA”) related to hazardous waste generation requirements. The Company has agreed to pay a penalty of approximately $132,000 to resolve the matter and are in the process of finalizing the associated Consent Agreement and Final Order. We believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.
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
Insurance and Indemnity
The Company maintains insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2014, the Company completed the annual renewal of all of its key insurance policies. The Company’s insurance policies typically consist of twelve-month policy periods, and the next renewal date for its insurance program is scheduled for May 1, 2015. The Company paid $42.9 million in the second quarter of 2014 for its insurance renewals.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The Company received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million, which is included in Operating Expenses on the Consolidated Statement of Operations for the year ended December 31, 2013, after writing off the rig's net book value of $18.4 million. The financial information for Hercules 265 has been reported as part of the Domestic Offshore segment. The cause of the incident is unknown but is under investigation. The Company also has removal of wreck coverage up to a total amount of $110.0 million. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Insurance Claims Settlement
In September 2011, the Company was conducting a required annual spud can inspection on Hercules 185 in protected waters offshore Angola. While conducting the inspection, it was determined that the spud can on the starboard leg had detached from the leg. Subsequently, additional leg damage was identified. The rig underwent repairs related to this damage and was mobilized back to Angola. During the return mobilization from the U.S. Gulf of Mexico to Angola, Hercules 185 experienced additional damage to its legs. The Company conducted a survey of the rig's legs above and below the water line and discovered extensive damage to various portions of the rig's legs. In June 2012, the Company determined that it was unfeasible to repair the damage and return the rig to service and recorded a non-cash impairment charge to write the rig down to salvage value (See Note 11). The Company and its insurance underwriters reached a global settlement in September 2012, agreeing that Hercules 185 should be considered a constructive total loss. From this settlement, the Company received total insurance proceeds of $41.0 million for the rig, including $7.5 million received in June 2012 for its earlier claim relating to previous leg damage to the rig. These proceeds generated a gain on insurance settlement of $27.3 million which is included in Operating Expenses on the Consolidated Statement of Operations for the year ended December 31, 2012.The financial information for Hercules 185 has been reported as part of the International Offshore segment. In the fourth quarter 2013, the Company sold the Hercules 185 for $0.6 million. Pursuant to the Company's settlement with the underwriters, the full proceeds from this sale were transferred to underwriters after closing.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $6.3 million and $9.1 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.
15.    Unaudited Interim Financial Data
Unaudited interim financial information for the years ended December 31, 2014 and 2013 is as follows:

	Quarter Ended
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
	(in thousands, except per share amounts)
2014
Revenue	$256,734	$242,963	$221,884	$178,670
Operating Income (Loss)	57,672	50,049	(70,898)	(125,322)
Net Income (Loss)	19,916	6,646	(88,553)	(154,119)
Loss attributable to Noncontrolling Interest	—	—	—	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$19,916	$6,646	$(88,553)	$(154,119)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per Share:
Basic	$0.12	$0.04	$(0.55)	$(0.96)
Diluted	0.12	0.04	(0.55)	(0.96)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31 (e)	June 30 (f)	September 30	December 31 (g)
	(in thousands, except per share amounts)
2013
Revenue	$186,195	$211,456	$225,308	$235,341
Operating Income (Loss)	18,187	33,250	45,256	(45,261)
Income (Loss) from Continuing Operations	40,298	16,574	17,159	(100,840)
Income (Loss) from Discontinued Operations, Net of Taxes	(5,136)	(43,953)	8,093	(312)
Net Income (Loss)	35,162	(27,379)	25,252	(101,152)
Loss attributable to Noncontrolling Interest	—	18	21	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$35,162	$(27,361)	$25,273	$(101,152)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per Share:
Basic:
Income (Loss) from Continuing Operations	$0.25	$0.10	$0.11	$(0.63)
Income (Loss) from Discontinued Operations	(0.03)	(0.27)	0.05	—
Net Income (Loss)	$0.22	$(0.17)	$0.16	$(0.63)
Diluted:
Income (Loss) from Continuing Operations	$0.25	$0.10	$0.11	$(0.63)
Income (Loss) from Discontinued Operations	(0.03)	(0.27)	0.05	—
Net Income (Loss)	$0.22	$(0.17)	$0.16	$(0.63)
_____________________________

(a)	Includes a $15.2 million charge related to the retirement of a portion of the 7.125% Senior Secured Notes and the issuance of the 6.75% Senior Notes (See Note 10).

(b)
Includes a $17.9 million gain on the sale of three cold-stacked drilling rigs and a $4.8 million charge related to the retirement of the remaining portion of the 7.125% Senior Secured Notes (See Notes 6 and 10).

(c)	Includes a $4.7 million net gain on the sale of three cold-stacked drilling rigs and $82.5 million in non-cash asset impairment charges (See Notes 6 and 11).

(d)	Includes $117.0 million in non-cash asset impairment charges (See Note 11).

(e)	Includes a $37.7 million tax benefit related to the Seahawk acquisition.

(f)
Income from continuing operations includes a $14.9 million gain on equity investment, while loss from discontinued operations includes $44.4 million in non-cash asset impairment charges (See Notes 5 and 11).

(g)
Includes $114.2 million in non-cash asset impairment charges, a loss on the sale of Hercules 170 of $(11.5) million, a $31.6 million gain on the Hercules 265 insurance settlement and a charge of $29.3 million related to the redemption of the 10.5% Senior Notes and issuance of the 7.5% Senior Notes (See Notes 6, 10, 11 and 14).

16.    Related Parties
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

•	A member of the Company’s Board of Directors is a member of the Board of Directors of HCC Insurance Holdings, Inc., a specialty insurance group.

•	A member of the Company’s Board of Directors is a member of the Board of Directors of Bristow Group, Inc.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A member of the Company's Board of Directors is a member of the Board of Directors of Technip, a provider of project management, engineering and construction for the energy industry.

•	The Company holds a three percent ownership in each of Hall-Houston Exploration II, L.P., Hall-Houston Exploration III, L.P. and Hall-Houston Exploration IV, L.P., exploration and production funds.

•
As of December 31, 2012, the Company had an investment in approximately 32% of the total outstanding equity of Discovery. In 2013, through additional purchases of shares of Discovery's common stock, the Company acquired a 100% interest in Discovery (See Note 5). One current and one former officer of the Company served on the Board of Directors of Discovery Offshore prior to it becoming a wholly owned subsidiary.

17.    Subsequent Event
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company is in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to the Company under the contract as a result of such termination (See Note 1).

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment, we have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2014, as stated in their report entitled “Report of Independent Registered Public Accounting Firm” which appears in Item 8 of this annual report.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year on December 31, 2014.
Code of Business Conduct and Ethical Practices
We have adopted a Code of Conduct, which applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code in the “Corporate Governance” section of our internet website at www.herculesoffshore.com. Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Corporate Secretary at 9 Greenway Plaza, Suite 2200, Houston, Texas 77046. Any waivers of the code must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted in the “Corporate Governance” section of our internet website at www.herculesoffshore.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2014.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2014.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)  The following documents are included as part of this report:
(1)  Financial Statements
(2)  Consolidated Financial Statement Schedule on page 100 of this Report.
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

3.1	—	Amended and Restated Certificate of Incorporation of Hercules Offshore, Inc. dated May 15, 2012 (incorporated by reference to Exhibit 3.1 to Hercules' Current Report on Form 8-K filed May 18, 2012).
3.2	—
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated May 14, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed May 16, 2014 (the "May 2014 8-K")).

3.3	—	Amended and Restated Bylaws (effective December 31, 2009) (incorporated by reference to Exhibit 3.1 to Hercules’ Current Report on Form 8-K dated December 2, 2009 and filed on December 8, 2009).
4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement), as amended and filed on October 12, 2005.
4.2	—
Rights Agreement, dated as of October 31, 2005, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to Hercules' Current Report on Form 8-K dated and filed November 1, 2005 ("the 2005 Form 8-K")).

4.3	—	Amendment No. 1 to Rights Agreement, dated as of February 1, 2008, between Hercules and American Stock Transfer & Trust Company, as rights agent.
4.4	—
Second Amendment to Rights Agreement, dated as of February 13, 2012, between Hercules and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 13, 2012 and filed on February 16, 2012 (the “February 2012 8-K”)).

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

4.17	—	Form of 10.25% Senior Note due 2019 (included in Exhibit 4.16).
4.18	—
Credit Agreement dated as of April 3, 2012, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.5 to the April 2012 8-K).

4.19	—
Indenture dated as of July 8, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 10, 2013 (the "July 2013 8-K")).

4.20	—	Form 8.750% Senior Note Due 2021 (included in Exhibit 4.19).
4.21	—
Amendment No. 2 to Credit Agreement dated as of July 8, 2013, among Hercules Offshore, Inc., the Guarantors named therein, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing bank, and the other agents party thereto (incorporated by reference to Exhibit 4.3 of the July 2013 8-K).

4.22	—
Third Supplemental Indenture dated as of October 1, 2013 to Indenture dated as of October 20, 2009, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 7, 2013 (the "October 2013 8-K")).

4.23	—
Indenture dated as of October 1, 2013, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to the October 2013 8-K).

4.24	—	Form of 7.50% Senior Note Due 2021 (included in Exhibit 4.23).
4.25	—
First Supplemental Indenture dated as of March 26, 2014 to Indenture dated as of April 3, 2012, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2014 (the "March 2014 8-K")).

4.26	—
Indenture dated as of March 26, 2014, by and among Hercules Offshore, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to the March 2014 8-K).

4.27	—	Form of 6.750% Senior Note Due 2022 (included as Exhibit A to Exhibit 4.2 of the March 2014 8-K).
†10.1	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and John T. Rynd (incorporated by reference to Exhibit 10.5 to Hercules' Current Report on Form 8-K dated March 2, 2012 (the "March 2012 8-K")).

Exhibit Number		Description
†10.2	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and James W. Noe (incorporated by reference to Exhibit 10.6 to the March 2012 8-K).
†10.3	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Stephen M. Butz (incorporated by reference to Exhibit 10.7 to the March 2012 8-K).
†10.4	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Terrell L. Carr (incorporated by reference to Exhibit 10.8 to the March 2012 8-K).
†10.5	—	Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Troy L. Carson (incorporated by reference to Exhibit 10.6 to the March 2012 8-K).
†10.6	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 7, 2006 (File No. 0-51582)).
†10.7	—
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

†10.11	—	Hercules Offshore, Inc. 2014 Long-Term Incentive Plan (Incorporated by reference to Annex A of Hercules’ Definitive Proxy Statement on Schedule 14A filed on March 28, 2014).
†10.12	—	Form of Phantom Stock Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to Hercules Quarterly Report on Form 10-Q filed July 27, 2012 (the "July 2012 10-Q")).
†10.13	—	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.4 to the July 2012 10-Q).
†10.14	—
Form of Phantom Stock Agreement and Cash Award Agreement for Chief Executive Officer (included as Exhibit 10.1 to the Hercules' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013).

†10.15	—	Form of Phantom Stock Agreement for Employees (included as Exhibit 10.2 to the Hercules' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013).
†10.16	—
Form of 2014 Phantom Stock Agreement and Cash Award Agreement for Chief Executive Officer (included as Exhibit 10.2 to the Hercules Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 23, 2014).

†10.17	—	Form of 2014 Phantom Stock Agreement for Employees (included as Exhibit 10.3 to the Hercules Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 23, 2014).
†10.18	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated March 3, 2009).
†10.19	—
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

†10.21	—	Performance Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.28 to the 2010 Form 10-K).
†10.22	—	Special Retention Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.29 to the 2010 Form 10-K).
10.23	—
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

†10.33	—	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K dated March 2, 2012 (the "March 2012 8-K")).
†10.34	—	Form of Stock Option Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the March 2012 8-K).
†10.35	—	Form of Restricted Stock Agreement for Non-Executive Employees and Consultants (incorporated by reference to Exhibit 10.3 to the March 2012 8-K).
†10.36	—	Form of Stock Option Award Agreement for Non-Executive Employees and Consultants (incorporated by reference to Exhibit 10.4 to the March 2012 8-K).
†10.37	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 to the May 2014 8-K).
†10.38	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.3 to the May 2014 8-K).
10.39	—
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

10.40	—
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

10.41	—
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

Exhibit Number		Description
10.42	—
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

10.43	—
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

10.44	—
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

(c)  Financial Statement Schedules
(1)  Valuation and Qualifying Accounts and Allowances

SCHEDULE II
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2014

		Additions
Description	Balance at Beginning of Period	Charged to Expense, Net	Charged to Other Accounts		Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$891	$5,627	$—		$(841)	$5,677
Valuation allowance of deferred tax assets	$61,913	$62,721	$387	(a)	$—	$125,021
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$788	$642	$—		$(539)	$891
Valuation allowance of deferred tax assets	—	63,732	(1,819)	(b)	—	61,913
Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	$11,460	$(8,847)	$—		$(1,825)	$788
Valuation allowance of deferred tax assets	—	—	—		—	—
_____________________________
(a)    Adjustment to unrecognized tax benefit recorded net of valuation allowance.
(b)    Adjustment to unrecognized tax balance in foreign jurisdiction to recognize impact of federal valuation allowance.
All other financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 2, 2015.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2015.

Signatures	Title

/S/ JOHN T. RYND	Chief Executive Officer and President (Principal Executive Officer)
John T. Rynd

/S/ TROY L. CARSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Troy L. Carson

/S/ THOMAS R. BATES, JR.	Chairman of the Board
Thomas R. Bates, Jr.

/S/ THOMAS N. AMONETT	Director
Thomas N. Amonett

/S/ SUZANNE V. BAER	Director
Suzanne V. Baer

/S/ THOMAS M HAMILTON	Director
Thomas M Hamilton

/S/ THOMAS J. MADONNA	Director
Thomas J. Madonna

/S/ F. GARDNER PARKER	Director
F. Gardner Parker

/S/ THIERRY PILENKO	Director
Thierry Pilenko

/S/ STEVEN A. WEBSTER	Director
Steven A. Webster