Form 10-Q
period 2015-03-31
HERCULES OFFSHORE, INC.
filed 2015-04-29
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of April 24, 2015
161,424,250

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$218,172	$207,937
Accounts Receivable, Net	108,053	166,359
Prepaids	8,571	19,585
Current Deferred Tax Asset	4,461	4,461
Other	2,557	5,955
	341,814	404,297
Property and Equipment, Net	1,568,485	1,574,749
Other Assets, Net	23,156	23,361
	$1,933,455	$2,002,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$46,424	$52,952
Accrued Liabilities	54,296	66,090
Interest Payable	39,132	32,008
Other Current Liabilities	12,177	13,406
	152,029	164,456
Long-term Debt	1,210,981	1,210,919
Deferred Income Taxes	4,403	4,147
Other Liabilities	7,479	7,854
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 164,400 and 163,540 Shares Issued, Respectively; 161,423 and 160,818 Shares Outstanding, Respectively	1,644	1,635
Capital in Excess of Par Value	2,180,650	2,179,838
Treasury Stock, at Cost, 2,977 and 2,722 Shares, Respectively	(56,939)	(56,765)
Retained Deficit	(1,566,792)	(1,509,677)
	558,563	615,031
	$1,933,455	$2,002,407
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$122,619	$256,734
Costs and Expenses:
Operating Expenses	99,599	140,752
Depreciation and Amortization	37,218	40,083
General and Administrative	15,760	18,227
	152,577	199,062
Operating Income (Loss)	(29,958)	57,672
Other Income (Expense):
Interest Expense	(24,960)	(22,901)
Loss on Extinguishment of Debt	—	(15,158)
Other, Net	420	150
Income (Loss) Before Income Taxes	(54,498)	19,763
Income Tax Benefit (Provision)	(2,617)	153
Net Income (Loss)	$(57,115)	$19,916
Net Income (Loss) Per Share:
Basic	$(0.35)	$0.12
Diluted	$(0.35)	$0.12
Weighted Average Shares Outstanding:
Basic	161,057	160,070
Diluted	161,057	161,883
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(57,115)	$19,916
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37,218	40,083
Stock-Based Compensation Expense	820	2,400
Deferred Income Taxes	(278)	(4,616)
Other	(243)	3,089
(Increase) Decrease in Operating Assets -
Accounts Receivable	58,779	(3,834)
Prepaid Expenses and Other	11,439	9,879
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(6,528)	1,887
Insurance Notes Payable	—	(9,568)
Other Current Liabilities	(7,573)	(16,119)
Other Liabilities	54	(2,472)
Net Cash Provided by Operating Activities	36,573	40,645
Cash Flows from Investing Activities:
Capital Expenditures	(30,740)	(40,665)
Insurance Proceeds Received	2,418	—
Proceeds from Sale of Assets, Net	1,984	1,679
Net Cash Used in Investing Activities	(26,338)	(38,986)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	—	300,000
Redemption of 7.125% Senior Secured Notes	—	(220,072)
Cash Designated for Debt Retirement	—	(79,928)
Payment of Debt Issuance Costs	—	(2,961)
Other	—	108
Net Cash Used in Financing Activities	—	(2,853)
Net Increase (Decrease) in Cash and Cash Equivalents	10,235	(1,194)
Cash and Cash Equivalents at Beginning of Period	207,937	198,406
Cash and Cash Equivalents at End of Period	$218,172	$197,212
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 8). At March 31, 2015, the Company operated a fleet of 33 jackup rigs, including one rig under construction (See Note 9), and 24 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year.
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
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company received a subsequent notice from Saudi Aramco extending the effective date of termination to April 30, 2015. The Company is in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to the Company under the contract as a result of such termination.
The Company’s immediate capital resources to fund and grow operations come from cash on hand, cash from operations and availability under its revolving credit facility. The Company has taken numerous actions to mitigate the effects of the decline in activity levels, including but not limited to: (i) cold stacking nine rigs over the past several months to significantly reduce operating expenses, (ii) significantly reducing its capital expenditures planned for 2015 and (iii) significantly reducing its workforce, both onshore and offshore. The Company continues to monitor its operating environment and will respond to further activity level declines as appropriate. The Company believes these steps will enhance its liquidity and further believes, based upon the current business environment and activity levels, it will have adequate liquidity to fund its operations through December 31, 2015; however, the Company cannot predict how an extended period of low commodity prices will affect its operations and liquidity levels.
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$5,088	$9,439
Other	7,089	3,967
	$12,177	$13,406

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Numerator:
Net income (loss)	$(57,115)	$19,916
Denominator:
Weighted average basic shares	161,057	160,070
Add effect of stock equivalents	—	1,813
Weighted average diluted shares	161,057	161,883
The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the three months ended March 31, 2015 excludes 6.0 million stock equivalents that would have potentially been included if the Company had generated net income but are excluded as the Company generated a net loss. The Company's diluted earnings per share calculation excludes 1.2 million stock equivalents for the three months ended March 31, 2014 due to their anti-dilutive effect.
4.    Debt
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governs its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of March 31, 2015, no amounts were outstanding and $7.0 million in letters of credit had been issued under the Credit Facility, therefore the remaining availability under this facility was $143.0 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, the Company will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of March 31, 2015, the Company was in compliance with all covenants under its revolving credit facility.
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
Retirement of 7.125% Senior Secured Notes
In 2012, the Company issued $300.0 million of senior secured notes at a coupon rate of 7.125% ("7.125% Senior Secured Notes") with maturity in April 2017. On March 12, 2014 the Company commenced a cash tender offer (the "Tender offer") for any and all of the $300.0 million outstanding aggregate principal amount of its 7.125% Senior Secured Notes. Senior secured notes totaling approximately $220.1 million were settled on March 26, 2014 for $232.7 million using a portion of the proceeds from the $300.0 million 6.75% Senior Notes due April 2022 ("6.75% Senior Notes") issued on March 26, 2014. Additionally, on April 29, 2014, the Company redeemed all $79.9 million of the remaining outstanding 7.125% Senior Secured Notes for approximately $84.2 million using the remaining net proceeds from the 6.75% Senior Notes offering, together with cash on hand.

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

5.    Fair Value Measurements
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the fair value hierarchy included in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements and Disclosure, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
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
The fair value of the Company’s 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes is estimated based on quoted prices in active markets. The fair value of the Company’s 7.375% Senior Notes is estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$119.5	$400.0	$191.0
7.5% Senior Notes, due October 2021	300.0	85.1	300.0	135.8
6.75% Senior Notes, due April 2022	300.0	84.2	300.0	132.8
10.25% Senior Notes, due April 2019	200.0	62.1	200.0	111.4
3.375% Convertible Senior Notes, due June 2038	7.5	6.6	7.4	6.5
7.375% Senior Notes, due April 2018	3.5	1.1	3.5	1.9
6.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At March 31, 2015, approximately 5.5 million

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

shares were available for grant or award under the 2014 Plan. The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) remains in effect only as it relates to outstanding awards previously granted under that plan.
During the three months ended March 31, 2015, the Company granted the following equity awards:

•
Time-based awards — The Company granted 1.6 million time-based restricted stock awards to certain employees which vest 1/3 per year. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $0.55 for the awards granted in the three months ended March 31, 2015.

•
Objective-based awards — The Company granted additional compensation awards to certain employees that are based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. These awards cliff vest three years from the date of grant and are payable in cash, subject to vesting requirements, after the completion of all performance periods with 20% of the award being achievable based on a one-year performance period, 30% being achievable based on a two-year performance period, and the remaining 50% being achievable based upon a three-year performance period. The CEO’s award also contains an equity component that is earned, in addition to the cash, up to a total amount of 400,000 shares if minimum levels of performance are achieved. The fair value of all awards requiring share settlement is measured at the fair value on the grant date, while those requiring cash settlement are remeasured at the end of each reporting period.

The Company accounts for awards, or the portion of the awards, requiring cash settlement under stock-compensation principles of accounting as liability instruments. The fair value of all liability instruments are being remeasured based on the awards' estimated fair value at the end of each reporting period and are being recorded to expense over the vesting period.
The awards that are based on the Company's achievement of market-based objectives related to the Company's stock price performance as compared to certain peer groups as defined in the award agreements are valued using a Monte Carlo simulation. The Company uses various assumptions to estimate the fair value of the Company's objective-based awards. The Company uses the historical volatility of its common stock as well as that of certain peer groups as defined in the award agreements to estimate volatility while the dividend yield assumptions are based on historical and anticipated dividend payouts of the Company as well as that of certain peer groups as defined in the award agreements. The risk-free interest rate assumptions are based on observed interest rates consistent with the approximate vesting periods and the stock price used represents the closing price of the Company's common stock, as well as that of certain peer groups as defined in the award agreements, at the valuation date.
7.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2008 through 2014 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made. In addition, TODCO income tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction. The Company’s Trinidadian and Tobago tax returns are open for examination for the years 2010 through 2014.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.
In January 2014, the Federal Inland Revenue Service of Nigeria commenced an audit of calendar years 2007 through 2011, which was completed in the first quarter of 2015. In February 2015, the Company has been informed that 2012 and 2013 will be examined as well. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
During the three months ended March 31, 2015 and 2014, the Company recognized $0.9 million and $4.8 million of tax benefit as a result of the tolling of a statute of limitations in foreign jurisdictions.

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
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, the Company recognized revenue and operating expenses of $4.2 million and $2.6 million, respectively, for the three months ended March 31, 2015 and $1.3 million and $1.2 million, respectively, for the three months ended March 31, 2014. These results are included in the Company’s International Offshore segment. Perisai Pacific 102 is expected to be delivered by the shipyard by mid-2015.
Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$52,875	$3,830	$11,693	$143,265	$51,546	$17,371
International Offshore	51,648	(20,852)	20,339	80,938	14,642	16,626
International Liftboats	18,096	(351)	4,432	32,531	5,564	5,126
	$122,619	$(17,373)	$36,464	$256,734	$71,752	$39,123
Corporate	—	(12,585)	754	—	(14,080)	960
Total Company	$122,619	$(29,958)	$37,218	$256,734	$57,672	$40,083

	Total Assets
	March 31, 2015	December 31, 2014
	(in thousands)
Domestic Offshore	$476,348	$511,804
International Offshore	1,220,813	1,228,247
International Liftboats	202,981	227,776
Corporate	33,313	34,580
Total Company	$1,933,455	$2,002,407

9.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore to build a High Specification, Harsh Environment rig, Hercules Highlander, which is expected to be delivered in April 2016. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $243 million remains to be spent at March 31, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, costs to mobilize the rig to the first well, as well as capitalized interest. The Company paid $23.6 million, or 10% of

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

the shipyard cost, to JSL in May 2014 with a second 10% payment due in May 2015 and the final 80% of the shipyard payment due upon delivery of the rig.
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of March 31, 2015, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
EPA Notice of Potential Violation of Resource Conservation and Recovery Act
In December 2014, the Company received a notice from the Environmental Protection Agency ("EPA") alleging potential violations of the Resource Conservation and Recovery Act related to hazardous waste generation requirements. The Company has executed a Consent Agreement and Final Order with the EPA and has agreed to pay a penalty of approximately $132,000 to resolve the matter.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. The Company also has removal of wreck coverage up to a total amount of $110.0 million. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the first quarter of 2015, the Company received an additional $2.4 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $6.0 million and $6.3 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

10.    Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for disposals of a significant part of an organization that does not qualify as discontinued operations. The amendments in this ASU are effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted ASU 2014-08 as of January 1, 2015 with no material impact on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years using a retrospective approach, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and March 31, 2014, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of April 22, 2015, we operated a fleet of 33 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million, of which approximately $243 million remains to be spent at March 31, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 with a second 10% payment due in May 2015 and the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Specific to the Perisai Agreement, we recognized revenue and operating expenses of $4.2 million and $2.6 million, respectively, for the three months ended March 31, 2015 and $1.3 million and $1.2 million, respectively, for the three months ended March 31, 2014. These results are included in our International Offshore segment. Perisai Pacific 102 is expected to be delivered by the shipyard by mid-2015.
Drilling Contract Termination
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We received a subsequent notice from Saudi Aramco extending the effective date of termination to April 30, 2015. We are in the process of seeking a basis for continuing the Hercules 261 contract. There will be no termination fee payable to us under the contract as a result of such termination.

Contract Backlog
Our backlog at April 22, 2015, totaled approximately $809.5 million for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander, and excluding revenue attributable to the Hercules 261 contract cancellation. Approximately $114.8 million of this estimated backlog is expected to be realized during the remainder of 2015. Contract backlog as of April 22, 2015 excludes $220.1 million, of which $33.4 million is related to 2015, attributable to the Hercules 261 contract cancellation. We calculate our estimated contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower dayrates than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
Regulation
In the aftermath of the Macondo well blowout incident in April 2010, the Bureau of Safety and Environmental Enforcement and the Bureau of Ocean Energy Management have proposed and implemented regulations and requirements that add safety measures, increase permit scrutiny and add other requirements and policies such as contractor sanctions that could materially increase the cost of offshore drilling in the U.S. Gulf of Mexico. Restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico, and the promulgation of Notices to Lessees have impacted and may continue to impact our operations. In addition, the federal government has considered legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S. Gulf of Mexico as well as regulations relating to the protection of the environment, all of which could materially adversely affect our financial condition and results of operations.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	24	28
Revenue	$52,875	$143,265	$(90,390)	(63.1)%
Operating expenses	35,966	72,800	(36,834)	(50.6)%
Depreciation and amortization expense	11,693	17,371	(5,678)	(32.7)%
General and administrative expenses	1,386	1,548	(162)	(10.5)%
Operating income	$3,830	$51,546	$(47,716)	(92.6)%
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$51,648	$80,938	$(29,290)	(36.2)%
Operating expenses	50,167	47,538	2,629	5.5%
Depreciation and amortization expense	20,339	16,626	3,713	22.3%
General and administrative expenses	1,994	2,132	(138)	(6.5)%
Operating income (loss)	$(20,852)	$14,642	$(35,494)	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$18,096	$32,531	$(14,435)	(44.4)%
Operating expenses	13,466	20,414	(6,948)	(34.0)%
Depreciation and amortization expense	4,432	5,126	(694)	(13.5)%
General and administrative expenses	549	1,427	(878)	(61.5)%
Operating income (loss)	$(351)	$5,564	$(5,915)	n/m
Total Company:
Revenue	$122,619	$256,734	$(134,115)	(52.2)%
Operating expenses	99,599	140,752	(41,153)	(29.2)%
Depreciation and amortization expense	37,218	40,083	(2,865)	(7.1)%
General and administrative expenses	15,760	18,227	(2,467)	(13.5)%
Operating income (loss)	(29,958)	57,672	(87,630)	n/m
Interest expense	(24,960)	(22,901)	(2,059)	9.0%
Loss on extinguishment of debt	—	(15,158)	15,158	n/m
Other, net	420	150	270	180.0%
Income (loss) before income taxes	(54,498)	19,763	(74,261)	n/m
Income tax benefit (provision)	(2,617)	153	(2,770)	n/m
Net income (loss)	$(57,115)	$19,916	$(77,031)	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended March 31, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	533	887	60.1%	$99,203	$40,548
International Offshore	345	720	47.9%	149,704	69,676
International Liftboats	788	2,070	38.1%	22,964	6,505

	Three Months Ended March 31, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,344	1,620	83.0%	$106,596	$44,938
International Offshore	595	675	88.1%	136,030	70,427
International Liftboats	1,199	2,070	57.9%	27,132	9,862
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

For the Three Months Ended March 31, 2015 and 2014
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days due to lower demand in the Current Period as compared to the Comparable Period, which contributed to a decrease of approximately $80 million. Additionally, our Domestic Offshore segment realized lower average dayrates in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $10 million.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$21.3 million decrease from Hercules Triumph due to the rig being in the shipyard during the Current Period preparing for North Sea operations;

•	$5.7 million decrease from Hercules Resilience due to the rig being ready stacked during the Current Period;

•	$10.0 million decrease from Hercules 260 due to the rig being in the shipyard in the Current Period preparing for a contract; partially offset by

•	$5.4 million increase from Hercules 208 primarily due to $4.5 million of demobilization revenue in the Current Period and higher utilization in the Current Period as compared to the Comparable Period.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted primarily from lower utilization and average dayrates, contributing to a decrease in revenue of approximately $9 million and $5 million, respectively. Continued lower activity in Nigeria as well as shipyard work on multiple vessels in both West Africa and the Middle East contributed to the decrease in utilization in the Current Period as compared to the Comparable Period. Lower average dayrates in the Current Period as compared to the Comparable Period are primarily due to a shift in the mix towards the smaller class vessels while the larger class vessels were in the shipyard.

Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$16.2 million decrease in labor costs in the Current Period as compared to the Comparable Period;

•	$7.9 million decrease to repairs and maintenance expenses in the Current Period as compared to the Comparable Period;

•	$2.7 million decrease to state sales and use taxes in the Current Period as compared to the Comparable Period;

•	$2.4 million decrease to workers' compensation expense in the Current Period as compared to the Comparable Period; and

•	$1.9 million decrease to catering costs in the Current Period as compared to the Comparable Period.
International Offshore. The increase in operating expenses for our International Offshore segment is largely due to the Hercules 260 being in the shipyard preparing for a contract in the Current Period as well as mobilization costs in the Current Period for the Hercules 208 mobilization to Malaysia.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to a $2.9 million reduction in labor costs in the Current Period as compared to the Comparable Period. Additionally, equipment rental expenses, catering expenses and contract labor costs decreased by $0.9 million, $0.6 million and $0.6 million, respectively.
Depreciation and Amortization
The decrease in depreciation and amortization is largely due to the rigs impaired in 2014, contributing a $7.3 million decrease in the Current Period as compared to the Comparable Period. This decrease is partially offset by additional depreciation for the Hercules Resilience and other capital projects, which contributed to increases of $1.8 million and $4.1 million, respectively.
General and Administrative
The decrease in general and administrative expenses is primarily related to a $1.1 million decrease to labor costs, primarily on Corporate, and a $0.7 million decrease to travel expenses in the Current Period as compared to the Comparable Period.
Interest Expense
The increase in interest expense for the Current Period is primarily due to a reduction in interest capitalization of $2.1 million in the Current Period as compared to the Comparable Period. The Comparable Period included interest capitalization on the Hercules Resilience project which was completed in February 2014, while the Current Period includes interest capitalization on the Hercules Highlander new build project and the Hercules Triumph project to prepare for North Sea operations.
Loss on Extinguishment of Debt
During the Comparable Period, we redeemed $220.1 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $12.6 million for the call premium and wrote off $1.4 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
Income Tax Benefit (Provision)
During the Current Period we generated an income tax provision of $2.6 million compared to an income tax benefit of $0.2 million in the Comparable Period. The change is primarily related to a $4.8 million tax benefit recorded in the Comparable Period related to an expiration of the statute of limitations of an unrecognized tax benefit, partially offset by the tax effect of the mix of earnings (losses) from different jurisdictions and the impact of discrete items.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other Securities and Exchange Commission ("SEC") regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income, adjusted net income (loss), adjusted diluted earnings (loss) per share, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Credit Agreement requires us to maintain compliance with a maximum secured leverage ratio, which contains Non-GAAP adjustments as components, iv) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, v) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vi) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.
The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$(57,115)	$19,916
Adjustments:
Loss on extinguishment of debt	—	15,158
Total adjustments	—	15,158
Adjusted Net Income (Loss)	$(57,115)	$35,074
Diluted Earnings (Loss) per Share	$(0.35)	$0.12
Adjustments:
Loss on extinguishment of debt	—	0.10
Total adjustments	—	0.10
Adjusted Diluted Earnings (Loss) per Share	$(0.35)	$0.22
Net Income (Loss)	$(57,115)	$19,916
Interest expense	24,960	22,901
Income tax provision (benefit)	2,617	(153)
Depreciation and amortization	37,218	40,083
EBITDA	7,680	82,747
Adjustments:
Loss on extinguishment of debt	—	15,158
Total adjustments	—	15,158
Adjusted EBITDA	$7,680	$97,905
CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income taxes, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production ("E&P") customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices,

prospectivity of hydrocarbons, capital budgets of our customers as well as their ability to obtain necessary drilling permits to operate in the region. Most of our domestic offshore customers are largely focused on drilling activities that contain high concentrations of crude oil and condensates, primarily due to the disparity between the price of crude oil and natural gas. Despite the decline in the price of crude oil since mid-2014, we still expect this condition to continue as long as such pricing disparity persists.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since 2008, driven by events such as the financial crisis that began in late 2008, the imposition of new regulations after the Macondo incident in 2010, the consolidation of domestic customers that began in 2013 and continued in 2014, and the sharp decline in crude oil prices since mid-2014. Such events have led drilling contractors to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 21 rigs as of April 23, 2015, excluding rigs scheduled to depart the region. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations before year end 2015. It is uncertain whether PEMEX will re-contract these rigs, and if not, to where these rigs will migrate.
The fall in the price of crude oil, coupled with the consolidation of the domestic customer base, have negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Jackup rig demand in the region, as defined by rigs under contract, has fallen from 31 rigs on July 21, 2014 to 13 rigs on April 23, 2015. We expect the overall environment for rig demand to remain relatively soft through 2015, assuming commodity prices remain at or near current levels throughout the year. Given these market conditions, we have executed a number of cost saving measures, including our decision to cold stack five domestic rigs during the first quarter of 2015, which is in addition to the four rigs cold stacked during the fourth quarter of 2014. We currently believe that this is an appropriate step to reduce costs, better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will have capacity ready to respond timely to these signals.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Due to the sharp drop in crude oil prices, we expect international capital spending budgets for 2015 to trend lower. This will have negative implications for jackup demand for all classes of rigs. In addition, new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. As of April 23, 2015, there are approximately 127 jackup rigs under construction, on order and planned for delivery through 2018.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Since early 2014, demand for liftboat services in West Africa has been volatile. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria. We expect continued low utilization at least through mid-year 2015. Although we currently do not expect additional vessels to mobilize into the region, if such mobilization were to occur, that could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes, regional conflicts and other political events, particularly in West Africa. In the Middle East, we expect demand for liftboats to be a function of construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the three months ended March 31, 2015 are as follows (in millions):

Net Cash Provided by Operating Activities	$36.6
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(30.7)
Insurance Proceeds Received	2.4
Proceeds from Sale of Assets, Net	1.9
Total	(26.4)
Net Cash Provided by (Used in) Financing Activities:	—
Net Increase in Cash and Cash Equivalents	$10.2
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand, cash from operations and availability under our revolving credit facility. We also maintain a shelf registration statement covering the future issuance from time to time of various types of securities, including debt and equity securities. If we issue any debt securities off the shelf or otherwise incur debt, in certain instances we would be required to allocate the proceeds of such debt to repay or refinance existing debt. We currently believe we will have adequate liquidity to fund our operations. However, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through debt, equity offerings, other financing or restructuring alternatives, or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt, to fund capital expenditures or for general corporate purposes.
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
Senior Secured Credit Agreement
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the “Credit Agreement”) governs our senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. As of March 31, 2015, no amounts were outstanding and $7.0 million in letters of credit had been issued under the Credit Facility, therefore, the remaining availability under this facility was $143.0 million. During any period of time that outstanding letters of credit under the Credit Facility exceed $10 million or there are any revolving borrowings outstanding under the Credit Facility, we will have to maintain compliance with a maximum secured leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured indebtedness to consolidated cash flow). The maximum secured leverage ratio is 3.50 to 1.00. As of March 31, 2015, we were in compliance with all covenants under our revolving credit facility.
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
Hercules Triumph and Hercules Resilience Marine Package Coverage
We have separate primary marine packages for Hercules Triumph and Hercules Resilience that each provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean-up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	-$10.0 million per occurrence; and
- Operational protection and indemnity coverage and excess coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.

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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. We also have removal of wreck coverage up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred, and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the first quarter of 2015, we received an additional $2.4 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the remainder of 2015 to approximate between $90 and $100 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2015.
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
Our ability to fund capital expenditures would be adversely affected if conditions deteriorate further in our business.
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. During the first three months of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations.
For additional information about our contractual obligations as of December 31, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Accounting Pronouncements
See Note 10 to our condensed consolidated financial statements included elsewhere in this report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this quarterly report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our high levels of indebtedness, debt service, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including the Hercules Triumph and Hercules Resilience, and future utilization rates and dayrates for the units;

•	our ability to maintain our contracts on current terms, to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

•
expectations regarding offshore drilling and liftboat activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenue, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook and future earnings.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this quarterly report and the following:

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
We believe our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of such report.

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
The information set forth under the caption "Legal Proceedings" in Note 9 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
We may not be able to regain compliance with the continued listing requirements of The NASDAQ Global Select Market.
 On March 25, 2015, we received a letter from The NASDAQ Stock Market (“Nasdaq”) notifying us that, for 30 consecutive business days, the bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We have 180 days, or until September 21, 2015, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day grace period as determined by Nasdaq staff. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a hearings panel. We actively monitor the price of our common stock and will consider all available options to regain compliance with the continued listing standards.
However, if we fail to regain compliance with the minimum bid price listing requirement or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1-31, 2015	502	$0.96	N/A	N/A
February 1-28, 2015	101,537	0.89	N/A	N/A
March 1-31, 2015	153,034	0.55	N/A	N/A
Total	255,073	0.69	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved 2004 Amended and Restated Long-Term Incentive Plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6.	EXHIBITS

*10.1	—	Form of 2015 Performance Award Agreement for Chief Executive Officer.
*10.2	—	Form of Restricted Stock Agreement for Executive Officers.
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document
*101.SCH	—	XBRL Schema Document
*101.CAL	—	XBRL Calculation Linkbase Document
*101.DEF	—	XBRL Definition Linkbase Document
*101.LAB	—	XBRL Label Linkbase Document
*101.PRE	—	XBRL Presentation Linkbase Document
 _____________________________

*	Filed herewith.

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

Date: April 29, 2015