Form 10-Q
period 2015-06-30
HERCULES OFFSHORE, INC.
filed 2015-07-23
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of July 20, 2015
161,637,220

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$143,373	$207,937
Accounts Receivable, Net	94,176	166,359
Prepaids	21,528	19,585
Current Deferred Tax Asset	4,009	4,461
Other	3,427	5,955
	266,513	404,297
Property and Equipment, Net	1,555,954	1,574,749
Other Assets, Net	21,157	23,361
	$1,843,624	$2,002,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$1,211,044	$—
Accounts Payable	45,283	52,952
Accrued Liabilities	53,987	66,090
Interest Payable	32,005	32,008
Other Current Liabilities	10,704	13,406
	1,353,023	164,456
Long-term Debt	—	1,210,919
Deferred Income Taxes	3,947	4,147
Other Liabilities	14,752	7,854
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 164,618 and 163,540 Shares Issued, Respectively; 161,636 and 160,818 Shares Outstanding, Respectively	1,646	1,635
Capital in Excess of Par Value	2,182,240	2,179,838
Treasury Stock, at Cost, 2,982 and 2,722 Shares, Respectively	(56,942)	(56,765)
Retained Deficit	(1,655,042)	(1,509,677)
	471,902	615,031
	$1,843,624	$2,002,407
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$79,249	$242,963	$201,868	$499,697
Costs and Expenses:
Operating Expenses	76,991	126,725	176,590	267,477
Depreciation and Amortization	37,451	43,670	74,669	83,753
General and Administrative	24,990	22,519	40,750	40,746
	139,432	192,914	292,009	391,976
Operating Income (Loss)	(60,183)	50,049	(90,141)	107,721
Other Income (Expense):
Interest Expense	(24,737)	(26,069)	(49,697)	(48,970)
Loss on Extinguishment of Debt	(1,884)	(4,767)	(1,884)	(19,925)
Other, Net	(200)	214	220	364
Income (Loss) Before Income Taxes	(87,004)	19,427	(141,502)	39,190
Income Tax Provision	(1,246)	(12,781)	(3,863)	(12,628)
Net Income (Loss)	$(88,250)	$6,646	$(145,365)	$26,562
Net Income (Loss) Per Share:
Basic	$(0.55)	$0.04	$(0.90)	$0.17
Diluted	$(0.55)	$0.04	$(0.90)	$0.16
Weighted Average Shares Outstanding:
Basic	161,523	160,713	161,290	160,392
Diluted	161,523	161,795	161,290	161,839
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(145,365)	$26,562
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	74,669	83,753
Stock-Based Compensation Expense	2,412	4,771
Deferred Income Taxes	(396)	(5,213)
Provision (Benefit) for Doubtful Accounts Receivable	(431)	5,088
(Gain) Loss on Disposal of Assets, Net	3,083	(17,003)
Other	2,105	4,220
(Increase) Decrease in Operating Assets -
Accounts Receivable	72,614	16,776
Prepaid Expenses and Other	5,845	(26,588)
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(16,218)	7,566
Insurance Notes Payable	—	(9,568)
Other Current Liabilities	(14,985)	(19,680)
Other Liabilities	7,326	(5,714)
Net Cash Provided by (Used in) Operating Activities	(9,341)	64,970
Cash Flows from Investing Activities:
Capital Expenditures	(65,927)	(100,448)
Insurance Proceeds Received	3,543	9,067
Proceeds from Sale of Assets, Net	7,161	23,717
Net Cash Used in Investing Activities	(55,223)	(67,664)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	—	300,000
Redemption of 7.125% Senior Secured Notes	—	(300,000)
Payment of Debt Issuance Costs	—	(3,914)
Other	—	107
Net Cash Used in Financing Activities	—	(3,807)
Net Decrease in Cash and Cash Equivalents	(64,564)	(6,501)
Cash and Cash Equivalents at Beginning of Period	207,937	198,406
Cash and Cash Equivalents at End of Period	$143,373	$191,905
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 9). At June 30, 2015, the Company operated a fleet of 27 jackup rigs, including one rig under construction (See Note 10), and 24 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year.
Current Market Environment
Demand for the Company’s oilfield services is driven by its exploration and production customers’ capital spending, which can experience significant fluctuation depending on current commodity prices and their expectations of future price levels, among other factors. The recent decline in the price of crude oil has negatively impacted dayrates and demand for the Company’s services. In addition to the oil price decline, the consolidation of the domestic customer base has negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Internationally, the new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. Although activity levels for liftboats are not as closely correlated to commodity prices as the Company’s drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been weak, which the Company believes has been driven by budgetary constraints with major customers primarily in Nigeria.
The Company has taken numerous actions to mitigate the effects of the decline in activity levels, including but not limited to: (i) cold stacking nine rigs and warm stacking four rigs since the fourth quarter of 2014 to significantly reduce operating expenses, (ii) significantly reducing its capital expenditures planned for 2015 and (iii) significantly reducing its workforce, both onshore and offshore. The Company continues to monitor its operating environment and will respond to further activity level declines as appropriate.
Restructuring Support Agreement
On June 17, 2015, Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) entered into an agreement (the “Restructuring Support Agreement” or "RSA") with certain holders (the “Steering Group Members”) collectively owning or controlling in excess of 66 2/3% of the aggregate outstanding principal amount of the Company’s 10.25% senior notes due 2019, 8.75% senior notes due 2021, 7.5% senior notes due 2021 and 6.75% senior notes due 2022 (the “Outstanding Notes”).
The RSA sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Steering Group Members (and any successors or permitted assigns that become party thereto) in connection with a restructuring of the Outstanding Notes, the Company’s 3.375% convertible senior notes due 2038 (the “Convertible Notes”), the Company’s 7.375% senior notes due 2018 (the “Legacy Notes”) and the Company's common stock, par value $0.01 per share (the “Existing Common Stock”) (the “Restructuring Transaction”) pursuant to a pre-packaged or pre-negotiated plan of reorganization (the “Plan”) to be filed under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code. The Plan will be based on the restructuring term sheet included in the RSA (the “Term Sheet”).
Under the proposed Plan, which requires Bankruptcy Court approval, the Company’s trade creditors and vendors are expected to be paid in full in the ordinary course of business, and all of the Company’s contracts are expected to remain in effect in accordance with their terms preserving the rights of all parties.
Pursuant to the terms of the RSA, the Steering Group Members agreed, among other things, and subject to certain conditions: (a) not to support any restructuring, reorganization, plan or sale process that is inconsistent with the RSA, (b) not to instruct an agent or indenture trustee for any of the Outstanding Notes to take any action that is inconsistent with the terms and conditions of the RSA, including, without limitation, the declaration of an event of default, or acceleration of the Outstanding Notes arising from, relating to, or in connection with the execution of the RSA; and at the request of the Company, to waive or

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

agree to forbear from exercising any right to take action in respect of any default or acceleration that may occur automatically without action of any as a result of the operation of the indentures governing the Outstanding Notes, and (c) to vote to accept the Plan.
The Company has agreed, among other things, and subject to certain conditions: (a) to use reasonable best efforts to obtain approval by the Bankruptcy Court of the documents required in connection with the Plan; (b) to take no action that is materially inconsistent with the RSA, the Term Sheet or the Plan; and (c) not to support any alternative plan or transaction other than the Plan.
The Term Sheet contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Term Sheet are outlined below.
•New capital raise of first lien debt with a maturity of 4.5 years and bearing interest at LIBOR plus 9.5% per annum (1.0% LIBOR Floor), payable in cash, issued at a price equal to 97% of the principal amount. The first lien debt would consist of $450 million for general corporate use and to finance the remaining construction cost of the Company’s newbuild rig, the Hercules Highlander, and would be guaranteed by substantially all of the Company’s U.S. domestic and international subsidiaries and secured by liens on substantially all of the Company’s domestic and foreign assets. The first lien debt would include financial covenants and other terms and conditions.
•Exchange of the Outstanding Notes, Legacy Notes and Convertible Notes for 96.9% of the Company’s common stock issued in the reorganization (“New Common Stock”).
If the Plan is consummated as contemplated by the Term Sheet, holders of the Company’s Existing Common Stock will hold 3.1% of the New Common Stock and will receive warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants will be six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of the Company’s Existing Common Stock shall receive only 3.1% of the New Common Stock and shall not realize any value under the terms of the Warrants.
The RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the RSA. There can be no assurance that a Restructuring Transaction will be consummated.
Launch of Solicitation of Votes for Prepackaged Reorganization Plan
On July 13, 2015, the Company commenced a solicitation of votes for a prepackaged plan of reorganization from holders of its Outstanding Notes, Convertible Notes and Legacy Notes. The solicitation is scheduled to end on August 12, 2015.
Termination of Credit Agreement
The entry into the RSA or the matters contemplated thereby may be deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, the Company terminated its Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full (See Note 5).
Recent Dayrate Reductions
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, the Company received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates are effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. As the dayrate concessions are effective retroactive to January 1, 2015, the

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Company has made an adjustment to revenue for amounts earned under these contracts during the period from January 1, 2015 through March 31, 2015. This adjustment of $13.4 million was recorded in the second quarter of 2015.
Other Events
In anticipation of the Chapter 11 filing, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on the Company's 8.75% Senior Notes. The aggregate amount of those interest payments was $17.5 million. If the Debtors have not filed for Chapter 11 and interest is not paid within 30 days of the due date, it would be considered an event of default under the 8.75% Senior Notes which would trigger cross default provisions in each of the Company's other Outstanding Notes.

2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$5,388	$9,439
Other	5,316	3,967
	$10,704	$13,406

3.    Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Numerator:
Net income (loss)	$(88,250)	$6,646	$(145,365)	$26,562
Denominator:
Weighted average basic shares	161,523	160,713	161,290	160,392
Add effect of stock equivalents	—	1,082	—	1,447
Weighted average diluted shares	161,523	161,795	161,290	161,839
The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the three and six months ended June 30, 2015 excludes 6.3 million and 6.2 million stock equivalents, respectively, that would have potentially been included if the Company had generated net income but are excluded as the Company generated a net loss. The Company's diluted earnings per share calculation excludes 1.5 million and 1.3 million stock equivalents for the three and six months ended June 30, 2014, respectively, due to their anti-dilutive effect.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

4. Dispositions
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the six months ended June 30, 2015 and 2014.

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss) (a)
				(in thousands)
2015:
	Hercules 85	Domestic Offshore	May 2015	$250	$(2,606)
	Hercules 153	Domestic Offshore	May 2015	250	(1,039)
	Hercules 203	Domestic Offshore	May 2015	250	(1,050)
	Hercules 206	Domestic Offshore	May 2015	250	(1,039)
	Hercules 207	Domestic Offshore	June 2015	1,750	(43)
	Hercules 211	Domestic Offshore	June 2015	1,750	292
				$4,500	$(5,485)
2014:
	Hercules 258	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002	Domestic Offshore	April 2014	1,750	470
	Hercules 250	Domestic Offshore	June 2014	8,450	6,883
				$22,200	$17,879
_____________________
(a) These gains (losses) are included in Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30th of the respective year.

5.    Debt
Balance Sheet Classification
While the Company's debt has not been called or accelerated, its entry into the RSA (See Note 1) or the matters contemplated thereby may be deemed to have constituted an event of default with respect to the Outstanding Notes. In addition, if the RSA obligations were not completed and the Chapter 11 cases were not filed or approved and interest on the 8.75% Senior Notes has not been cured within the 30 day grace period, the Company's debt could be called and accelerated as the non-payment of interest would be considered an event of default under the 8.75% Senior Notes which would trigger cross default provisions in each of the Company's other debt obligations. Therefore, the Company's debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of June 30, 2015.
Senior Secured Credit Agreement
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governed its senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provided for a $150.0 million senior secured revolving credit facility.
In connection with the RSA, the Company terminated the Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full. In connection with the termination of the Credit Facility, the Company incurred a pretax charge of $1.9 million related to the write-off of unamortized debt issuance costs and professional fees associated with the termination.
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
Loss on Extinguishment of Debt
During the six months ended June 30, 2014 and 2015, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations for their respective periods:

•
In March 2014, the Company incurred a pretax charge of $15.2 million, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes;

•
In April 2014, the Company incurred a pretax charge of $4.8 million consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes; and

•
In June 2015, the Company incurred a pretax charge of $1.9 million consisting of $1.8 million of unamortized debt issuance costs and $0.1 million of associated professional fees related to the termination of the Credit Facility.

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$143.3	$400.0	$191.0
7.5% Senior Notes, due October 2021	300.0	103.5	300.0	135.8
6.75% Senior Notes, due April 2022	300.0	105.0	300.0	132.8
10.25% Senior Notes, due April 2019	200.0	70.1	200.0	111.4
3.375% Convertible Senior Notes, due June 2038	7.5	6.6	7.4	6.5
7.375% Senior Notes, due April 2018	3.5	1.2	3.5	1.9
7.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At June 30, 2015, approximately 5.7 million shares were available for grant or award under the 2014 Plan. The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) remains in effect only as it relates to outstanding awards previously granted under that plan.
During the six months ended June 30, 2015, the Company granted the following equity awards:

•
Time-based awards — The Company granted 1.6 million time-based restricted stock awards to certain employees which vest 1/3 per year. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $0.55 for the awards granted in the six months ended June 30, 2015.

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
During the first quarter of 2015 and 2014, the Company recognized $0.9 million and $4.8 million, respectively, of tax benefit as a result of the tolling of a statute of limitations in foreign jurisdictions.
9.   Segments
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
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, the Company is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015. It is the Company’s understanding that delivery has been delayed for an uncertain period of time.
Specific to the Perisai Agreement, the Company recognized the following results in its International Offshore segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$2.9	$2.7	$7.1	$4.0
Operating Expenses	1.7	1.8	4.3	3.0

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$40,624	$1,384	$11,665	$93,499	$5,214	$23,358
International Offshore	17,463	(40,476)	20,959	69,111	(61,328)	41,298
International Liftboats	21,162	817	4,166	39,258	466	8,598
	$79,249	$(38,275)	$36,790	$201,868	$(55,648)	$73,254
Corporate	—	(21,908)	661	—	(34,493)	1,415
Total Company	$79,249	$(60,183)	$37,451	$201,868	$(90,141)	$74,669

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$140,383	$57,283	$17,978	$283,648	$108,829	$35,349
International Offshore	71,725	6,725	19,075	152,663	21,367	35,701
International Liftboats	30,855	(713)	5,616	63,386	4,851	10,742
	$242,963	$63,295	$42,669	$499,697	$135,047	$81,792
Corporate	—	(13,246)	1,001	—	(27,326)	1,961
Total Company	$242,963	$50,049	$43,670	$499,697	$107,721	$83,753

	Total Assets
	June 30, 2015	December 31, 2014
	(in thousands)
Domestic Offshore	$413,449	$511,804
International Offshore	1,207,413	1,228,247
International Liftboats	191,846	227,776
Corporate	30,916	34,580
Total Company	$1,843,624	$2,002,407

10.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore to build a High Specification, Harsh Environment rig, Hercules Highlander, which is expected to be delivered in April 2016. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $216 million remains to be spent at June 30, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, costs to mobilize the rig to the first well, as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Legal Proceedings
The Company expects to commence Chapter 11 cases to implement its restructuring pursuant to the Restructuring Support Agreement. While the filing of a bankruptcy petition automatically stays certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 cases, if confirmed, will provide for the treatment of claims against the Company's bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases.
The Company is involved in various claims and lawsuits in the normal course of business. As of June 30, 2015, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
EPA Notice of Potential Violation of Resource Conservation and Recovery Act
In December 2014, the Company received a notice from the Environmental Protection Agency ("EPA") alleging potential violations of the Resource Conservation and Recovery Act related to hazardous waste generation requirements. The Company has executed a Consent Agreement and Final Order with the EPA and paid a penalty of approximately $132,000 to resolve the matter.
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
Insurance and Indemnity
The Company maintains insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2015, the Company completed the annual renewal of all of its key insurance policies. The Company’s insurance policies typically consist of twelve-month policy periods, and the next renewal date for its insurance program is scheduled for May 1, 2016.
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
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". The Company carries a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. Additionally, the Company carries a contractor's expense policy for the Hercules Triumph and Hercules Resilience with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess coverage up to $25.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. The Company has removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and, used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the six months ended June 30, 2015, the Company received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $5.9 million and $6.3 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.
11.    Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Adoption is permitted under the ASU using either a full or modified retrospective application approach. On July 9, 2015, the FASB voted to approve a one-year deferral of the ASU which would make it effective for annual periods beginning after December 15, 2017, and interim periods within those years. The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. The Company is in the process of evaluating the impact on its consolidated financial statements.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

12.    Subsequent Events
On July 13, 2015, the Company commenced a solicitation of votes for a prepackaged plan of reorganization from holders of its Outstanding Notes, Convertible Notes and Legacy Notes. The solicitation is scheduled to end on August 12, 2015 (See Note 1).
In anticipation of the Chapter 11 filing, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on the Company's 8.75% Senior Notes (See Note 1).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and June 30, 2014, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of July 21, 2015, we operated a fleet of 27 jackup rigs, including one rig under construction, and 24 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
Restructuring Support Agreement
On June 17, 2015, Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) entered into an agreement (the “Restructuring Support Agreement” or "RSA") with certain holders (the “Steering Group Members”) collectively owning or controlling in excess of 66 2/3% of the aggregate outstanding principal amount of the Company’s 10.25% senior notes due 2019, 8.75% senior notes due 2021, 7.5% senior notes due 2021 and 6.75% senior notes due 2022 (the “Outstanding Notes”).
The RSA sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Steering Group Members (and any successors or permitted assigns that become party thereto) in connection with a restructuring of the Outstanding Notes, the Company’s 3.375% convertible senior notes due 2038 (the “Convertible Notes”), the Company’s 7.375% senior notes due 2018 (the “Legacy Notes”) and the Company's common stock, par value $0.01 per share (the “Existing Common Stock”) (the “Restructuring Transaction”) pursuant to a pre-packaged or pre-negotiated plan of reorganization (the “Plan”) to be filed under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code. The Plan will be based on the restructuring term sheet included in the RSA (the “Term Sheet”).
Under the proposed Plan, which requires Bankruptcy Court approval, our trade creditors and vendors are expected to be paid in full in the ordinary course of business, and all of our contracts are expected to remain in effect in accordance with their terms preserving the rights of all parties.
Pursuant to the terms of the RSA, the Steering Group Members agreed, among other things, and subject to certain conditions: (a) not to support any restructuring, reorganization, plan or sale process that is inconsistent with the RSA, (b) not to instruct an agent or indenture trustee for any of the Outstanding Notes to take any action that is inconsistent with the terms and conditions of the RSA, including, without limitation, the declaration of an event of default, or acceleration of the Outstanding Notes arising from, relating to, or in connection with the execution of the RSA; and at the request of the Company, to waive or agree to forbear from exercising any right to take action in respect of any default or acceleration that may occur automatically without action of any as a result of the operation of the indentures governing the Outstanding Notes, and (c) to vote to accept the Plan.
We have agreed, among other things, and subject to certain conditions: (a) to use reasonable best efforts to obtain approval by the Bankruptcy Court of the documents required in connection with the Plan; (b) to take no action that is materially inconsistent with the RSA, the Term Sheet or the Plan; and (c) not to support any alternative plan or transaction other than the Plan.
The Term Sheet contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Term Sheet are outlined below.
•New capital raise of first lien debt with a maturity of 4.5 years and bearing interest at LIBOR plus 9.5% per annum (1.0% LIBOR Floor), payable in cash, issued at a price equal to 97% of the principal amount. The first lien debt would consist of $450 million for general corporate use and to finance the remaining construction cost of our newbuild rig, the Hercules Highlander, and would be guaranteed by substantially all of our U.S. domestic and international subsidiaries and secured by liens on substantially all of our domestic and foreign assets. The first lien debt would include financial covenants and other terms and conditions.
•Exchange of the Outstanding Notes, Legacy Notes and Convertible Notes for 96.9% of our common stock issued in the reorganization (“New Common Stock”).
If the Plan is consummated as contemplated by the Term Sheet, holders of our Existing Common Stock will hold 3.1% of the New Common Stock and will receive warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants will be six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of our Existing Common Stock shall receive only 3.1% of the New Common Stock and shall not realize any value under the terms of the Warrants.
The RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the RSA. There can be no assurance that a Restructuring Transaction will be consummated.
Launch of Solicitation of Votes for Prepackaged Reorganization Plan
On July 13, 2015, we commenced a solicitation of votes for a prepackaged plan of reorganization from holders of our Outstanding Notes, Convertible Notes and Legacy Notes. The solicitation is scheduled to end on August 12, 2015.
Termination of Credit Agreement
The entry into the RSA or the matters contemplated thereby may be deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, we terminated our Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of our domestic subsidiaries. Liens on our vessels that secured the Credit Facility have been released. We maintained compliance with all covenants under the Credit Facility through the termination date and have paid all fees in full.
Recent Dayrate Reductions
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, we received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates are effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. As the dayrate concessions are effective retroactive to January 1, 2015, we have made an adjustment to revenue for amounts earned under these contracts during the period from January 1, 2015 through March 31, 2015. This adjustment of $13.4 million was recorded in the second quarter of 2015.
Other Events
In anticipation of the Chapter 11 filing, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on the Company's 8.75% Senior Notes. The aggregate amount of those interest payments was $17.5 million. If the Debtors have not filed for Chapter 11 and interest is not paid within 30 days of the due date, it would be considered an event of default under the 8.75% Senior Notes which would trigger cross default provisions in each of the Company's other Outstanding Notes.

Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million, of which approximately $216 million remains to be spent at June 30, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015. It is our understanding that delivery has been delayed for an uncertain period of time. Specific to the Perisai Agreement, we recognized the following results in our International Offshore segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$2.9	$2.7	$7.1	$4.0
Operating Expenses	1.7	1.8	4.3	3.0
Contract Backlog
Our backlog at July 21, 2015, totaled approximately $904.3 million for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander. Approximately $67.1 million of this estimated backlog is expected to be realized during the remainder of 2015. We calculate our estimated contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower actual revenue than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	18	26
Revenue	$40,624	$140,383	$(99,759)	(71.1)%
Operating expenses	26,441	63,538	(37,097)	(58.4)%
Depreciation and amortization expense	11,665	17,978	(6,313)	(35.1)%
General and administrative expenses	1,134	1,584	(450)	(28.4)%
Operating income	$1,384	$57,283	$(55,899)	(97.6)%
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$17,463	$71,725	$(54,262)	(75.7)%
Operating expenses	35,511	44,061	(8,550)	(19.4)%
Depreciation and amortization expense	20,959	19,075	1,884	9.9%
General and administrative expenses	1,469	1,864	(395)	(21.2)%
Operating income (loss)	$(40,476)	$6,725	$(47,201)	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$21,162	$30,855	$(9,693)	(31.4)%
Operating expenses	15,039	19,126	(4,087)	(21.4)%
Depreciation and amortization expense	4,166	5,616	(1,450)	(25.8)%
General and administrative expenses	1,140	6,826	(5,686)	(83.3)%
Operating income (loss)	$817	$(713)	$1,530	n/m
Total Company:
Revenue	$79,249	$242,963	$(163,714)	(67.4)%
Operating expenses	76,991	126,725	(49,734)	(39.2)%
Depreciation and amortization expense	37,451	43,670	(6,219)	(14.2)%
General and administrative expenses	24,990	22,519	2,471	11.0%
Operating income (loss)	(60,183)	50,049	(110,232)	n/m
Interest expense	(24,737)	(26,069)	1,332	(5.1)%
Loss on extinguishment of debt	(1,884)	(4,767)	2,883	n/m
Other, net	(200)	214	(414)	n/m
Income (loss) before income taxes	(87,004)	19,427	(106,431)	n/m
Income tax provision	(1,246)	(12,781)	11,535	(90.3)%
Net income (loss)	$(88,250)	$6,646	$(94,896)	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended June 30, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	439	819	53.6%	$92,538	$32,284
International Offshore	364	728	50.0%	47,975	48,779
International Liftboats	1,041	2,093	49.7%	20,329	7,185

	Three Months Ended June 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,297	1,638	79.2%	$108,237	$38,790
International Offshore	455	728	62.5%	157,637	60,523
International Liftboats	1,277	2,093	61.0%	24,162	9,138
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

For the Three Months Ended June 30, 2015 and 2014
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days due to lower demand in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease of approximately $79 million. Additionally, our Domestic Offshore segment realized lower average dayrates in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease in revenue of approximately $20 million.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$18.6 million decrease from Hercules Triumph primarily due to the rig being ready stacked in the Current Quarter;

•	$13.0 million decrease from Hercules 208 primarily due to the rig being warm stacked in the Current Quarter; and

•	$7.3 million decrease from Hercules Resilience primarily due to the rig being ready stacked in the Current Quarter.
Additionally, on June 1, 2015, Saudi Aramco provided a notice reducing the dayrates under its contracts for Hercules 261, Hercules 262 and Hercules 266. For Hercules 261 and Hercules 262, the reduced dayrates apply from January 1, 2015 through December 31, 2016 and for Hercules 266, the reduced dayrates apply to the remaining term of its contract. Revenue for our International Offshore segment included an adjustment in the Current Quarter to reduce revenue for the retroactive dayrate concessions for the period January 1, 2015 to March 31, 2015 on the Hercules 261, Hercules 262 and Hercules 266 of $6.1 million, $2.2 million and $5.1 million, respectively.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted from lower average revenue per vessel per day and a decline in operating days in the Current Quarter as compared to the Comparable Quarter of approximately $4.9 million and $4.8 million, respectively.

Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$24.0 million decrease in labor costs in the Current Quarter as compared to the Comparable Quarter;

•	$11.1 million decrease in repairs and maintenance expense in the Current Quarter as compared to the Comparable Quarter;

•	$3.2 million decrease to costs associated with workers' compensation;

•	$2.8 million decrease to insurance costs;

•	$2.1 million decrease to catering expenses; partially offset by

•	$3.4 million net loss on the sale of assets in the Current Quarter; and

•	$7.4 million gain on the sale of Hercules 250 and Hercules 2002 in the Comparable Quarter.
International Offshore. The decrease in operating expenses for our International Offshore segment is primarily due to the following:

•	$6.2 million decrease from Hercules Resilience primarily due to the rig being ready stacked during the Current Quarter;

•	$3.9 million decrease from Hercules 208 due to the rig being warm stacked during the Current Quarter and amortization of deferred contract preparation and mobilization costs in the Comparable Quarter;

•	$3.7 million decrease from Hercules 267 primarily due to the rig being in the shipyard for repairs and maintenance a portion of the Comparable Quarter;

•	$2.7 million decrease from Hercules 261 primarily due to cost reductions in the Current Quarter and amortization of deferred contract preparation costs in the Comparable Quarter;

•
$2.6 million decrease from Hercules 262 primarily due to a decrease in repairs and maintenance expense in the Current Quarter as compared to the Comparable Quarter and amortization of deferred contract preparation costs in the Comparable Quarter;

•	$2.0 million decrease from Hercules Triumph primarily due to the rig being ready stacked during the Current Quarter; partially offset by

•	$10.5 million gain on the sale of Hercules 258 in April 2014; and

•	$2.8 million increase from Hercules 260 primarily due to the rig being in the shipyard preparing for a contract a portion of the Current Quarter.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is largely due to a decrease in equipment rental expenses, repairs and maintenance expense and contract labor costs in the Current Quarter as Compared to the Comparable Quarter of $1.4 million, $0.9 million and $0.8 million, respectively.
Depreciation and Amortization
The decrease in depreciation and amortization is largely due to the rigs impaired in 2014, contributing a $7.5 million decrease in the Current Quarter as compared to the Comparable Quarter. Additionally, drydock amortization decreased $1.1 million. These decreases are partially offset by additional depreciation of $3.6 million for capital projects.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to a $9.5 million increase in legal and professional fees, primarily due to certain costs in Corporate related to financing and restructuring activities, during the Current Quarter as compared to the Comparable Quarter. This increase is partially offset by a bad debt provision of $5.3 million in the Comparable Quarter in the International Liftboats segment. Additionally, travel expenses decreased by $0.8 million in the Current Quarter as compared to the Comparable Quarter and Corporate labor costs decreased $0.5 million in the Current Quarter as compared to the Comparable Quarter.
Interest Expense
The decrease in interest expense is primarily due to higher interest capitalization on the Hercules Highlander new build project in the Current Quarter as compared to the Comparable Quarter.
Loss on Extinguishment of Debt
During the Current Quarter, we terminated our Credit Facility and wrote off $1.8 million in associated unamortized debt issuance costs. In addition, we expensed $0.1 million in associated professional fees.

During the Comparable Quarter, we redeemed the remaining $79.9 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $4.3 million for the call premium and wrote off $0.5 million in unamortized debt issuance costs associated with these notes.
Income Tax Provision
During the Current Quarter we generated an income tax provision of $1.2 million compared to an income tax provision of $12.8 million in the Comparable Quarter. The change is primarily related to a decrease in foreign income tax due to a reduction in operations in foreign jurisdictions in the Current Quarter as compared to the Comparable Quarter.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	18	26
Revenue	$93,499	$283,648	$(190,149)	(67.0)%
Operating expenses	62,407	136,338	(73,931)	(54.2)%
Depreciation and amortization expense	23,358	35,349	(11,991)	(33.9)%
General and administrative expenses	2,520	3,132	(612)	(19.5)%
Operating income	$5,214	$108,829	$(103,615)	(95.2)%
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$69,111	$152,663	$(83,552)	(54.7)%
Operating expenses	85,678	91,599	(5,921)	(6.5)%
Depreciation and amortization expense	41,298	35,701	5,597	15.7%
General and administrative expenses	3,463	3,996	(533)	(13.3)%
Operating income (loss)	$(61,328)	$21,367	$(82,695)	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$39,258	$63,386	$(24,128)	(38.1)%
Operating expenses	28,505	39,540	(11,035)	(27.9)%
Depreciation and amortization expense	8,598	10,742	(2,144)	(20.0)%
General and administrative expenses	1,689	8,253	(6,564)	(79.5)%
Operating income	$466	$4,851	$(4,385)	(90.4)%
Total Company:
Revenue	$201,868	$499,697	$(297,829)	(59.6)%
Operating expenses	176,590	267,477	(90,887)	(34.0)%
Depreciation and amortization expense	74,669	83,753	(9,084)	(10.8)%
General and administrative expenses	40,750	40,746	4	—%
Operating income (loss)	(90,141)	107,721	(197,862)	n/m
Interest expense	(49,697)	(48,970)	(727)	1.5%
Loss on extinguishment of debt	(1,884)	(19,925)	18,041	n/m
Other, net	220	364	(144)	(39.6)%
Income (loss) before income taxes	(141,502)	39,190	(180,692)	n/m
Income tax provision	(3,863)	(12,628)	8,765	(69.4)%
Net income (loss)	$(145,365)	$26,562	$(171,927)	n/m
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Six Months Ended June 30, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	972	1,706	57.0%	$96,192	$36,581
International Offshore	709	1,448	49.0%	97,477	59,170
International Liftboats	1,829	4,163	43.9%	21,464	6,847

	Six Months Ended June 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	2,641	3,258	81.1%	$107,402	$41,847
International Offshore	1,050	1,403	74.8%	145,393	65,288
International Liftboats	2,476	4,163	59.5%	25,600	9,498
For the Six Months Ended June 30, 2015 and 2014
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days due to lower demand in the Current Period as compared to the Comparable Period, which contributed to a decrease of approximately $160 million. Additionally, our Domestic Offshore segment realized lower average dayrates in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $30 million.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•
$39.9 million decrease from Hercules Triumph due to the rig not working in the Current Period as it was in the shipyard a portion of the Current Period preparing for North Sea operations and ready stacked the remainder of the Current Period;

•	$13.0 million decrease from Hercules Resilience due to the rig being ready stacked during the Current Period;

•	$10.5 million decrease from Hercules 266 primarily due to a reduction in dayrate during the Current Period;

•	$8.3 million decrease from Hercules 260 due to the rig being in the shipyard a portion of the Current Period preparing for a contract;

•	$7.6 million decrease from Hercules 208 primarily due to lower utilization in the Current Period as compared to the Comparable Period; and

•	$5.8 million decrease from Hercules 262 primarily due to $1.7 million of mobilization revenue in the Comparable Period as well as fewer operating days and a reduction in dayrate in the Current Period.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted primarily from lower utilization and lower average revenue per vessel per day, contributing to a decrease in revenue of approximately $14 million and $10 million, respectively.
Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$40.2 million decrease in labor costs in the Current Period as compared to the Comparable Period;

•	$19.0 million decrease to repairs and maintenance expenses in the Current Period as compared to the Comparable Period;

•	$2.7 million decrease to state sales and use taxes in the Current Period as compared to the Comparable Period;

•	$3.7 million decrease to insurance costs in the Current Period as compared to the Comparable Period;

•	$5.6 million decrease to workers' compensation expense in the Current Period as compared to the Comparable Period;

•	$4.1 million decrease to catering costs in the Current Period as compared to the Comparable Period; partially offset by

•	$2.9 million net loss on asset sales in the Current Period; and

•	$6.5 net gain on asset sales in the Comparable Period.
International Offshore. The decrease in operating expenses for our International Offshore segment is primarily due to the following:

•	$5.2 million decrease from Hercules Resilience primarily due to the rig being ready stacked in the Current Period;

•
$3.2 million decrease from Hercules 208 due to lower repairs and maintenance expense in the Current Period as compared to the Comparable Period, amortization of deferred contract preparation and mobilization costs in the Comparable Period, partially offset by costs incurred in the Current Period for the rig's mobilization to Malaysia;

•	$4.3 million decrease from Hercules 267 primarily due to the rig being in the shipyard for repairs and maintenance a portion of the Comparable Period;

•	$3.3 million decrease from Hercules 261 primarily due to cost reductions in the Current Period and amortization of deferred contract preparation costs in the Comparable Period;

•	$3.2 million decrease from Hercules Triumph primarily due to the rig being ready stacked a portion of the Current Period; partially offset by

•	$10.5 million gain on the sale of Hercules 258 in April 2014; and

•	$5.4 million increase from Hercules 260 primarily due to the rig being in the shipyard preparing for a contract a portion of the Current Period.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to a $3.4 million reduction in labor costs in the Current Period as compared to the Comparable Period. Additionally, equipment rental expenses and contract labor costs decreased by $2.2 million and $1.4 million, respectively.
Depreciation and Amortization
The decrease in depreciation and amortization is largely due to the rigs impaired in 2014, contributing a $14.8 million decrease in the Current Period as compared to the Comparable Period. Additionally, drydock amortization decreased $1.4 million. These decreases are partially offset by additional depreciation for the Hercules Resilience and other capital projects, which contributed to increases of $2.1 million and $7.3 million, respectively.
General and Administrative
The increase in general and administrative expenses is primarily related to a $10.0 million increase in legal and professional fees, primarily due to certain costs in Corporate related to financing and restructuring activities, during the Current Period as compared to the Comparable Period. This increase is partially offset by a $5.5 million decrease in bad debt expense primarily related to a bad debt provision of $5.3 million in the Comparable Period in the International Liftboats segment. Additionally, travel expenses decreased by $1.5 million in the Current Period as compared to the Comparable Period and labor costs decreased $1.6 million in the Current Period as compared to the Comparable Period, primarily on Corporate.
Loss on Extinguishment of Debt
During the Current Period, we terminated our Credit Facility and wrote off $1.8 million in associated unamortized debt issuance costs. In addition, we expensed $0.1 million in associated professional fees.
During the Comparable Period, we redeemed $300.0 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $16.9 million for the call premium and wrote off $1.9 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
Income Tax Provision
During the Current Period we generated an income tax provision of $3.9 million compared to an income tax provision of $12.6 million in the Comparable Period. The change is primarily related to a decrease in foreign income tax due to a reduction in operations in foreign jurisdictions in the Current Period as compared to the Comparable Period, partially offset by a $4.8 million tax benefit recorded in the Comparable Period related to an expiration of the statute of limitations of an unrecognized tax benefit.

Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other Securities and Exchange Commission ("SEC") regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting

Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted revenue, operating income, adjusted net income (loss), adjusted diluted earnings (loss) per share, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, iv) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and v) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$79,249	$242,963	$201,868	$499,697
Adjustments:
Retroactive dayrate concessions	13,427	—	—	—
Total adjustments	13,427	—	—	—
Adjusted Revenue	$92,676	$242,963	$201,868	$499,697
Operating Income (Loss)	$(60,183)	$50,049	$(90,141)	$107,721
Adjustments:
Retroactive dayrate concessions	13,427	—	—	—
Net (gain) loss on sale of assets	3,564	(17,879)	3,564	(17,879)
Costs related to financing and restructuring activities	10,579	—	10,579	—
Total adjustments	27,570	(17,879)	14,143	(17,879)
Adjusted Operating Income (Loss)	$(32,613)	$32,170	$(75,998)	$89,842
Net Income (Loss)	$(88,250)	$6,646	$(145,365)	$26,562
Adjustments:
Retroactive dayrate concessions	13,427	—	—	—
Net (gain) loss on sale of assets	3,564	(17,879)	3,564	(17,879)
Costs related to financing and restructuring activities	10,579	—	10,579	—
Loss on extinguishment of debt	1,884	4,767	1,884	19,925
Tax impact of adjustments	(671)	—	—	—
Total adjustments	28,783	(13,112)	16,027	2,046
Adjusted Net Income (Loss)	$(59,467)	$(6,466)	$(129,338)	$28,608
Diluted Earnings (Loss) per Share	$(0.55)	$0.04	$(0.90)	$0.16
Adjustments:
Retroactive dayrate concessions	0.08	—	—	—
Net (gain) loss on sale of assets	0.02	(0.11)	0.02	(0.11)
Costs related to financing and restructuring activities	0.07	—	0.07	—
Loss on extinguishment of debt	0.01	0.03	0.01	0.13
Tax impact of adjustments	—	—	—	—
Total adjustments	0.18	(0.08)	0.10	0.02
Adjusted Diluted Earnings (Loss) per Share	$(0.37)	$(0.04)	$(0.80)	$0.18
Net Income (Loss)	$(88,250)	$6,646	$(145,365)	$26,562
Interest expense	24,737	26,069	49,697	48,970
Income tax provision	1,246	12,781	3,863	12,628
Depreciation and amortization	37,451	43,670	74,669	83,753
EBITDA	(24,816)	89,166	(17,136)	171,913
Adjustments:
Retroactive dayrate concessions	13,427	—	—	—
Net (gain) loss on sale of assets	3,564	(17,879)	3,564	(17,879)
Costs related to financing and restructuring activities	10,579	—	10,579	—
Loss on extinguishment of debt	1,884	4,767	1,884	19,925
Total adjustments	29,454	(13,112)	16,027	2,046
Adjusted EBITDA	$4,638	$76,054	$(1,109)	$173,959

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
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since 2008, driven by events such as the financial crisis that began in late 2008, the imposition of new regulations after the Macondo incident in 2010, the consolidation of domestic customers that began in 2013 and continued in 2014, and the sharp decline in crude oil prices since mid-2014. Such events have led drilling contractors to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 21 rigs as of July 20, 2015, excluding rigs scheduled to depart the region. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations before year end 2015. We expect certain rigs that are not re-contracted by PEMEX to migrate to the U.S. Gulf of Mexico. It is uncertain whether these rigs will be actively marketed or cold stacked.
The fall in the price of crude oil, coupled with the consolidation of the domestic customer base, have negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Jackup rig demand in the region, as defined by rigs under contract, has fallen from 31 rigs on July 21, 2014 to 10 rigs on July 20, 2015. We expect the overall environment for rig demand to remain relatively soft through 2015, assuming commodity prices remain at or near current levels throughout the year. Given these market conditions, we have executed a number of cost saving measures, including our decision to cold stack nine domestic rigs since the fourth quarter of 2014. We currently believe that this is an appropriate step to reduce costs, better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will have capacity ready to respond timely to these signals.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Due to the sharp drop in crude oil prices, we expect international capital spending budgets for 2015 to trend lower. This will have negative implications for jackup demand for all classes of rigs. In addition, new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. As of July 20, 2015, there are approximately 128 jackup rigs under construction, on order and planned for delivery through 2018.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Since early 2014, demand for liftboat services in West Africa has been weak. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria, which we expect will continue through 2015. Although we currently do not expect additional vessels to mobilize into the region, if such mobilization were to occur, that could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes, regional conflicts and other political events, particularly in West Africa. In the Middle East, we expect demand for liftboats to be a function of construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the six months ended June 30, 2015 are as follows (in millions):

Net Cash Used in Operating Activities	$(9.3)
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(65.9)
Insurance Proceeds Received	3.5
Proceeds from Sale of Assets, Net	7.1
Total	(55.3)
Net Cash Provided by (Used in) Financing Activities:	—
Net Decrease in Cash and Cash Equivalents	$(64.6)
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand and cash from operations. We expect that our primary sources of liquidity during our restructuring will be from cash on hand and cash from operations. After the effective date of any plan of reorganization, we expect that our primary sources of liquidity will be from cash on hand, cash from operations and new debt pursuant to the RSA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
Balance Sheet Classification
While our debt has not been called or accelerated, our entry into the RSA (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview") or the matters contemplated thereby may be deemed to have constituted an event of default with respect to the Outstanding Notes. In addition, if the RSA obligations were not completed and the Chapter 11 cases were not filed or approved and interest on the 8.75% Senior Notes has not been cured within the 30 day grace period, the Company's debt could be called and accelerated as the non-payment of interest would be considered an event of default under the 8.75% Senior Notes which would trigger cross default provisions in each of our other debt obligations. Therefore, our debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of June 30, 2015.
Senior Secured Credit Agreement
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the "Credit Agreement") governed our senior secured revolving credit facility (the "Credit Facility"). The Credit Agreement provided for a $150.0 million senior secured revolving credit facility.
In connection with the RSA, we terminated our Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. Liens on our vessels that secured the Credit Facility have been released. We maintained compliance with all covenants under the Credit Facility through the termination date and have paid all fees in full.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014 and 2015, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations for their respective periods:

•
In March 2014, we incurred a pretax charge of $15.2 million, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes;

•
In April 2014, we incurred a pretax charge of $4.8 million consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes; and

•
In June 2015, we incurred a pretax charge of $1.9 million consisting of $1.8 million of unamortized debt issuance costs and $0.1 million of associated professional fees related to the termination of the Credit Facility.

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
We maintain insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2015, we completed the annual renewal of all of our key insurance policies. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for our insurance program is scheduled for May 1, 2016.
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

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $753.3 million;
- Deductible for events that are not caused by a U.S. Gulf of Mexico named windstorm;	- $5.0 million and $1.0 million per occurrence for drilling rigs and liftboats, respectively;
- Deductible for events that are caused by a U.S. Gulf of Mexico named windstorm;	- $10.0 million;
- Maritime employer liability (crew liability);	- $5.0 million self-insured retention with excess liability coverage up to $200.0 million*;
- Personal injury and death of third parties;	- Primary coverage of $5.0 million per occurrence and $10.0 million annual aggregate with additional excess liability coverage up to $200.0 million*, subject to a $250,000 per occurrence deductible;
- Limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms; and
- Annual aggregate limit of liability of $25.0 million for property damage (except $50.0 million in respect to Hercules 300 and Hercules 350) and up to a total of $100.0 million* of liability coverage, including removal of wreck coverage; and

- Vessel pollution emanating from our vessels and drilling rigs.	- Primary limits of $5.0 million up to $17.1 million per occurrence and excess liability coverage up to $200.0 million*.
*Annual aggregate limit
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". We carry a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $200.0 million for pollution liability that is covered in the primary policy. Additionally, we carry a contractor's expense policy for the Hercules Triumph and Hercules Resilience with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess coverage up to $25.0 million for pollution liability that is covered in the primary policy. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.

Hercules Triumph and Hercules Resilience Marine Package Coverage
We have a separate primary marine package for Hercules Triumph and Hercules Resilience that provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean-up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	- $10.0 million per occurrence; and
- Operational protection and indemnity coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. We have removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred, and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the six months ended June 30, 2015, we received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the remainder of 2015 to approximate between $35 and $45 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2015.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first six months of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations.

•
Paid $23.6 million to JSL related to the rig construction contract for Hercules Highlander (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview").

Pursuant to the RSA, we terminated our credit facility. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

Pursuant to the RSA, all of our senior notes and convertible senior notes are expected to be exchanged for 96.9% of common stock to be issued in the reorganization. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview").
For additional information about our contractual obligations as of December 31, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Accounting Pronouncements
See Note 11 to our condensed consolidated financial statements included elsewhere in this report.
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

Forward-looking statements related to the prepackaged plan of reorganization involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by our forward-looking statements, including but not limited to potential adverse effects related to the following: potential de-listing of our common stock on Nasdaq; potential restructuring of our outstanding debt and related effects on the holders of our outstanding common stock and notes; potential effects of the industry downturn on our business, financial condition and results of operations; potential limitations on our ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund our operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and our indebtedness, including any defaults related thereto. Accordingly, investors should not place undue reliance on forward-looking statements. We do not intend to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Item 1A of Part II of this quarterly report and the following:

•	the potential adverse impact of the Restructuring Transaction on the Company's operations, management, and employees and the risks associated with operating the business during the Chapter 11 process;

•	supplier and partner response to the Restructuring Transaction;

•	oil and natural gas prices and industry expectations about future prices;

•	levels of oil and gas exploration and production spending;

•	demand for and supply of offshore drilling rigs and liftboats;

•	our ability to enter into and the terms of future contracts;

•	compliance by our customers with the terms of our contracts, including the dayrate and payment obligations;

•	the adequacy and costs of sources of credit and liquidity;

•	our ability to collect receivables due from our customers;

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
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
We expect that our common stock will become delisted from trading on NASDAQ following our bankruptcy filing.
In March 2015, we received a letter from NASDAQ notifying the Company that, for 30 consecutive business days, the bid price of our common stock was below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Select Market under Nasdaq Listing Rule 5450(a)(1). In addition, we expect that our common stock will become delisted from trading on NASDAQ following our bankruptcy filing and will then be traded on the OTC Pink Market. The delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.
Stockholders may experience the lack of an established market for our Common Stock as a consequence of our Bankruptcy Filing and Plan.
Holders of our common stock will be given the opportunity to opt out of granting certain releases set forth in the Plan. If and when an election is made by a stockholder to opt out of granting a release, such election will be binding on any buyer of such shares of common stock in any subsequent sale or re-sale of the shares prior to the date such shares are cancelled in accordance with the Plan. Specifically, if a stockholder that holds its shares through DTC opts out of granting the releases under the Plan, (1) the stockholder will no longer have a right to sell or transfer such shares except if the holder withdraws the opt-out election before the applicable deadline or, to the extent permitted and applicable requirements are met, in certain other limited circumstances and (2) such shares will be cancelled and discharged under the Plan as of the effective date and such opt-out shares will not receive any consideration or distributions of any kind whatsoever under the Plan.  Under such circumstances, a trading market for shares of common stock held by stockholders who elect to opt out of the releases under the Plan may not exist, and electing to opt out of the releases will likely make it more difficult for such opt-out stockholders to dispose of their common stock or to realize value on the shares at a time when they may wish to do so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
April 1-30, 2015	2,773	$0.77	N/A	N/A
May 1-31, 2015	468	0.95	N/A	N/A
June 1-30, 2015	1,723	0.32	N/A	N/A
Total	4,964	0.63	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved 2004 Amended and Restated Long-Term Incentive Plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
The Company's entry into the Restructuring Support Agreement or the matters contemplated thereby may be deemed to have constituted an event of default with respect to the Outstanding Notes.

ITEM 6.	EXHIBITS

10.1	—	Restructuring Support Agreement and term sheet dated June 17, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 17, 2015).
*10.2	—	Form of 2015 Performance Award Agreement for Executive Officers
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document
*101.SCH	—	XBRL Schema Document
*101.CAL	—	XBRL Calculation Linkbase Document
*101.DEF	—	XBRL Definition Linkbase Document
*101.LAB	—	XBRL Label Linkbase Document
*101.PRE	—	XBRL Presentation Linkbase Document
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

Date: July 23, 2015