Form 10-Q
period 2015-09-30
HERCULES OFFSHORE, INC.
filed 2015-11-05
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of November 2, 2015
161,641,030

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$126,375	$207,937
Accounts Receivable, Net	67,842	166,359
Prepaids	17,242	19,585
Current Deferred Tax Asset	6,520	4,461
Other	4,111	5,955
	222,090	404,297
Property and Equipment, Net	1,526,336	1,574,749
Other Assets, Net	9,331	23,361
	$1,757,757	$2,002,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$36,377	$52,952
Accrued Liabilities	58,494	66,090
Interest Payable	—	32,008
Other Current Liabilities	8,320	13,406
	103,191	164,456
Long-term Debt	—	1,210,919
Deferred Income Taxes	6,459	4,147
Other Liabilities	15,963	7,854
Liabilities Subject to Compromise	1,254,845	—
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 300,000 Shares Authorized; 164,624 and 163,540 Shares Issued, Respectively; 161,641 and 160,818 Shares Outstanding, Respectively	1,646	1,635
Capital in Excess of Par Value	2,182,989	2,179,838
Treasury Stock, at Cost, 2,983 and 2,722 Shares, Respectively	(56,943)	(56,765)
Retained Deficit	(1,750,393)	(1,509,677)
	377,299	615,031
	$1,757,757	$2,002,407
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$73,804	$221,884	$275,672	$721,581
Costs and Expenses:
Operating Expenses	72,970	146,297	249,560	413,774
Asset Impairment	—	82,507	—	82,507
Depreciation and Amortization	37,529	44,319	112,198	128,072
General and Administrative	31,839	19,659	72,589	60,405
	142,338	292,782	434,347	684,758
Operating Income (Loss)	(68,534)	(70,898)	(158,675)	36,823
Other Income (Expense):
Interest Expense (Contractual interest of $24,691 and $74,070 during the three and nine months ended September 30, 2015, respectively)	(11,476)	(25,194)	(61,173)	(74,164)
Loss on Extinguishment of Debt	—	—	(1,884)	(19,925)
Reorganization Items	(14,309)	—	(14,309)	—
Other, Net	51	(168)	271	196
Loss Before Income Taxes	(94,268)	(96,260)	(235,770)	(57,070)
Income Tax Benefit (Provision)	(1,083)	7,707	(4,946)	(4,921)
Net Loss	$(95,351)	$(88,553)	$(240,716)	$(61,991)

Net Loss Per Share - Basic and Diluted	$(0.59)	$(0.55)	$(1.49)	$(0.39)

Weighted Average Shares Outstanding - Basic and Diluted	161,639	160,794	161,406	160,526
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(240,716)	$(61,991)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	112,198	128,072
Stock-Based Compensation Expense	3,162	7,153
Deferred Income Taxes	(324)	(5,573)
Provision for Doubtful Accounts Receivable	7,665	6,319
(Gain) Loss on Disposal of Assets, Net	2,902	(22,623)
Asset Impairment	—	82,507
Reorganization Item, Debt Issuance Costs Write-off	11,535	—
Other	2,146	4,858
(Increase) Decrease in Operating Assets -
Accounts Receivable	90,473	7,392
Prepaid Expenses and Other	7,191	(7,972)
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(22,274)	(12,897)
Insurance Notes Payable	—	(9,568)
Other Current Liabilities	(717)	(22,967)
Other Liabilities	8,537	(6,005)
Net Cash Provided by (Used in) Operating Activities	(18,222)	86,705
Cash Flows from Investing Activities:
Capital Expenditures	(74,750)	(134,610)
Insurance Proceeds Received	3,543	9,067
Proceeds from Sale of Assets, Net	7,640	35,109
Other	227	1,145
Net Cash Used in Investing Activities	(63,340)	(89,289)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	—	300,000
Redemption of 7.125% Senior Secured Notes	—	(300,000)
Payment of Debt Issuance Costs	—	(3,914)
Other	—	145
Net Cash Used in Financing Activities	—	(3,769)
Net Decrease in Cash and Cash Equivalents	(81,562)	(6,353)
Cash and Cash Equivalents at Beginning of Period	207,937	198,406
Cash and Cash Equivalents at End of Period	$126,375	$192,053
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 13). At September 30, 2015, the Company operated a fleet of 27 jackup rigs, including one rig under construction (See Note 14), and 19 liftboat vessels. The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year.
Going Concern
The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to satisfy the remaining conditions to effectiveness contemplated under the Plan and to implement such plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited consolidated financial statements. The reorganization could materially change the amounts and classifications of assets and liabilities reported in the unaudited consolidated financial statements. Additionally, the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.
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
The Company has taken numerous actions to mitigate the effects of the decline in activity levels, including but not limited to: (i) cold stacking nine rigs and warm stacking five rigs since the fourth quarter of 2014 to significantly reduce operating expenses, (ii) significantly reducing its capital expenditures planned for 2015 and (iii) significantly reducing its workforce, both onshore and offshore. The Company continues to monitor its operating environment and will respond to further activity level declines as appropriate.
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
Certain of the Company’s international rigs and liftboats are owned or operated, directly or indirectly, by the Company’s wholly owned Cayman Islands subsidiaries. U.S. Federal deferred tax liabilities are recorded for the unremitted earnings of foreign subsidiaries that are not permanently reinvested; otherwise, no U.S. Federal deferred taxes are provided on foreign subsidiaries. In certain circumstances, management expects that, due to the changing demands of the offshore drilling and liftboat markets and the ability to redeploy the Company’s offshore units, certain of such units will not reside in a location long enough to give rise to future tax consequences in that location. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, the Company would adjust deferred taxes accordingly.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and the allowance for doubtful accounts. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. The Company establishes an allowance for doubtful accounts based on the actual amount it believes is not collectable. The Company had an allowance of $13.2 million and $5.7 million at September 30, 2015 and December 31, 2014, respectively. The change in the Company’s allowance account related primarily to an uncollectable receivable identified in its International Liftboats segment totaling $7.6 million during the three months ended September 30, 2015.
2.    Bankruptcy and Related Events
On June 17, 2015, Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) entered into an agreement (the “Restructuring Support Agreement” or "RSA") with certain holders (the “Steering Group Members”) collectively owning or controlling in excess of 66 2/3% of the aggregate outstanding principal amount of the Company’s 10.25% senior notes due 2019, 8.75% senior notes due 2021, 7.5% senior notes due 2021 and 6.75% senior notes due 2022 (the “Outstanding Senior Notes”).
The RSA set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Steering Group Members (and any successors or permitted assigns that become party thereto) in connection with a restructuring of the Outstanding Senior Notes, the Company’s 3.375% convertible senior notes due 2038 (the “Convertible Notes”), the Company’s 7.375% senior notes due 2018 (the “Legacy Notes”) (collectively all the "Outstanding Notes") and the Company's common stock, par value $0.01 per share (the “Existing Common Stock”) (the “Restructuring Transaction”) pursuant to a pre-packaged or pre-negotiated plan of reorganization (the “Plan”) filed under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code.
The entry into the RSA or the matters contemplated thereby may have been deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, the Company terminated its Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of the

Company’s domestic subsidiaries. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full (See Note 9).
On August 13, 2015, the Debtors filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors seek to implement the Plan in accordance with the RSA that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases are being jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. Since the petition date, the Debtors have operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Under the Chapter 11 Cases, which required Court approval, the Company’s trade creditors and vendors are being paid in full in the ordinary course of business, and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. The Non-Filing Entities have continued to operate in the ordinary course of business.
The filing of the Chapter 11 Cases constituted an event of default with respect to the Company’s Outstanding Notes. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Notes, creditors are generally stayed from taking action as a result of these defaults.
On September 24, 2015, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order") and such order became final on October 8, 2015. The Debtors plan to emerge from Chapter 11 after satisfying the remaining conditions to effectiveness contemplated under the Plan.
Pursuant to the terms of the RSA, the Steering Group Members agreed, among other things, and subject to certain conditions: (a) not to support any restructuring, reorganization, plan or sale process that is inconsistent with the RSA, and (b) not to instruct an agent or indenture trustee for any of the Outstanding Notes to take any action that is inconsistent with the terms and conditions of the RSA, including, without limitation, the declaration of an event of default, or acceleration of the Outstanding Notes arising from, relating to, or in connection with the execution of the RSA; and at the request of the Company, to waive or agree to forbear from exercising any right to take action in respect of any default or acceleration that may occur automatically without action of any as a result of the operation of the indentures governing the Outstanding Notes.
The Company has agreed, among other things, and subject to certain conditions: (a) to take no action that is materially inconsistent with the RSA, the Term Sheet or the Plan; and (b) not to support any alternative plan or transaction other than the Plan.
The Plan contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Plan, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Plan are outlined below.
•New capital raise of first lien debt with a maturity of 4.5 years and bearing interest at LIBOR plus 9.5% per annum (1.0% LIBOR Floor), payable in cash, issued at a price equal to 97% of the principal amount. The first lien debt will consist of $450 million for general corporate use and to finance the remaining construction cost of the Company’s newbuild rig, the Hercules Highlander, and will be guaranteed by substantially all of the Company’s U.S. domestic and international subsidiaries and secured by liens on substantially all of the Company’s domestic and foreign assets. The first lien debt will include financial covenants and other terms and conditions.
•Exchange of the Outstanding Notes for 96.9% of the Company’s common stock issued in the reorganization (“New Common Stock”).
If the Plan is consummated as contemplated, holders of the Company’s Existing Common Stock will receive 3.1% of the New Common Stock and will also receive warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants will be six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of the Company’s Existing Common Stock will receive only 3.1% of the New Common Stock and will not realize any value under the terms of the Warrants.

The RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the RSA. The RSA timeline requires the Company to exit bankruptcy no later than November 7, 2015. There can be no assurance that a Restructuring Transaction will be consummated. The continuation of the Chapter 11 Cases, particularly if the Plan is not implemented within the time frame currently contemplated, could adversely affect operations and relationships between the Company and its customers and charterers, suppliers, vendors, service providers, and other creditors and result in increased professional fees and similar expenses. Failure to implement the Plan could further weaken the Company's liquidity position, which could jeopardize the Company's exit from Chapter 11.
Delisting from The Nasdaq Stock Market
On August 13, 2015, the Company received a letter from The Nasdaq Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from The Nasdaq Stock Market LLC (“Nasdaq”). The decision was reached by the Staff under Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1 following the Company’s announcement that it filed the Bankruptcy Petitions.
The last day that the Company's common stock traded on the Nasdaq was August 21, 2015. On August 24, 2015, the Company's common stock began trading on the OTC Market Group Inc.’s OTC Pink market.
Accounting Guidance
In connection with filing Chapter 11 on August 13, 2015, the Company was subject to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, ("ASC 852"). ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending September 30, 2015. The balance sheet shall distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 4 for cash paid for reorganization items in the consolidated statements of cash flows.
In connection with the emergence from the Chapter 11 Cases, the Company believes it will qualify for fresh-start accounting. Upon adoption of fresh-start accounting, the Company’s assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or emergence date. The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements are not reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements.
3.    Liabilities Subject to Compromise
As a result of the filing of the Prepackaged Case on August 13, 2015, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. On September 24, 2015, the Bankruptcy Court confirmed the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets. Among other things, the Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Court, which deadline has passed. The Company’s liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed under the Plan. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The following table reflects pre-petition liabilities that are subject to compromise:

September 30, 2015
(in thousands)
8.75% Senior Notes, due July 2021	$400,000
7.5% Senior Notes, due October 2021	300,000
6.75% Senior Notes, due April 2022	300,000
10.25% Senior Notes, due April 2019	200,000
3.375% Convertible Senior Notes, due June 2038	7,565
7.375% Senior Notes, due April 2018	3,508
Accrued Interest	43,772
Liabilities Subject to Compromise	$1,254,845
4.    Reorganization Items
Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

For the Three and Nine Months Ended September 30, 2015
(in thousands)
Professional Fees Incurred	$2,774
Non-Cash Expense for Write-off of Debt Issuance Costs Related to Senior Notes (a)	11,535
Reorganization Items	$14,309
_____________________
(a) The carrying value of debt that is subject to compromise was adjusted to include the related unamortized debt issuance costs; this adjusted debt amount was compared to the probable amount of claim allowed, which resulted in a non-cash expense of $11.5 million.
For the nine months ended September 30, 2015, cash payments for reorganization items totaled $0.7 million.

5.    Condensed Combined Debtor-In-Possession Financial Information
The financial statements below represent the condensed combined financial statements of the Debtors.
Intercompany transactions between the Debtors have been eliminated in the financial statements herein. Intercompany transactions between Non-Filing Entities have not been eliminated in the Debtors' financial statements.

Debtors' Condensed Combined Balance Sheet (Unaudited)
(in thousands)
September 30, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$75,080
Accounts Receivable, Net	16,311
Accounts Receivable from Non-Filing Entities	315,078
Interest Receivable on Notes Receivable from Non-Filing Entities	11,176
Prepaids and Other Current Assets	18,950
436,595
Property and Equipment, Net	375,828
Investments in Non-Filing Entities	427,828
Other Assets, Net	6,277
$1,246,528
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$18,436
Accrued Liabilities	45,043
Other Current Liabilities	946
64,425
Deferred Income Taxes	6,521
Other Liabilities	3,138
Liabilities Subject to Compromise	1,254,845
Commitments and Contingencies
Stockholders’ Deficit:
Debtors' Stockholders' Equity	377,299
Notes Receivable from Non-Filing Entities	(459,700)
Total Debtors' Stockholders' Deficit	(82,401)
$1,246,528

Debtors' Condensed Combined Statements of Operations (Unaudited)
(in thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenue	$36,849	$163,511
Costs and Expenses:
Operating Expenses	31,511	109,774
Depreciation and Amortization	15,923	48,495
General and Administrative	13,552	43,300
	60,986	201,569
Operating Loss	(24,137)	(38,058)
Other Income (Expense):
Interest Expense (Contractual interest of $24,691 and $74,070 during the three and nine months ended September 30, 2015, respectively)	(11,476)	(60,982)
Loss on Extinguishment of Debt	—	(1,884)
Interest Income on Notes Receivable from Non-Filing Entities	1,603	4,762
Equity in Loss of Non-Filing Entities	(46,675)	(128,651)
Reorganization Items	(14,309)	(14,309)
Other, Net	83	90
Loss Before Income Taxes	(94,911)	(239,032)
Income Tax Provision	(440)	(1,684)
Net Loss	$(95,351)	$(240,716)

Debtors' Condensed Combined Statement of Cash Flows (Unaudited)
(in thousands)
Nine Months Ended
September 30, 2015
Cash Flows Used in Operating Activities	$(17,304)
Cash Flows from Investing Activities:
Capital Expenditures	(8,223)
Insurance Proceeds Received	3,543
Proceeds from Sale of Assets, Net	7,609
Capital Contribution to Non-Filing Entities	(23,679)
Other	227
Net Cash Used in Investing Activities	(20,523)
Cash Flows from Financing Activities	—
Net Decrease in Cash and Cash Equivalents	(37,827)
Cash and Cash Equivalents at Beginning of Period	112,907
Cash and Cash Equivalents at End of Period	$75,080

6.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Other Current Liabilities:
Deferred Revenue - Current Portion	$1,532	$9,439
Other	6,788	3,967
	$8,320	$13,406

7.    Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, time-based restricted stock and performance-based restricted stock awards. The effect of stock option and restricted stock awards is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the three and nine months ended September 30, 2015 excludes 5.4 million and 5.9 million stock equivalents, respectively, and for the three and nine months ended September 30, 2014 excludes 6.8 million and 6.7 million stock equivalents, respectively, that would have potentially been included if the Company had generated net income for the respective period but are excluded as the Company generated a net loss for the respective period.

8. Dispositions
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the nine months ended September 30, 2015 and 2014.

Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
2015:
	Hercules 85 (a)	Domestic Offshore	May 2015	$250	$(2,606)
	Hercules 153 (a)	Domestic Offshore	May 2015	250	(1,039)
	Hercules 203 (a)	Domestic Offshore	May 2015	250	(1,050)
	Hercules 206 (a)	Domestic Offshore	May 2015	250	(1,039)
	Hercules 207 (a)	Domestic Offshore	June 2015	1,750	(43)
	Hercules 211 (a)	Domestic Offshore	June 2015	1,750	292
				$4,500	$(5,485)
2014:
	Hercules 258 (b)	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002 (b)	Domestic Offshore	April 2014	1,750	470
	Hercules 250 (b)	Domestic Offshore	June 2014	8,450	6,883
	Hercules 2003 (c)	Domestic Offshore	August 2014	1,750	500
	Hercules 2500 (c)	Domestic Offshore	August 2014	6,000	4,680
	Hercules 156 (c)	International Offshore	September 2014	3,100	(439)
				$33,050	$22,620
_____________________
(a) These gains (losses) are included in Operating Expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2015.
(b) These gains are included in Operating Expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2014.
(c) These gains (losses) are included in Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

9.    Debt
Debt Subject to Compromise
In connection with the Chapter 11 filing, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on the Company's 8.75% Senior Notes. The aggregate amount of those interest payments was $17.5 million.
The Chapter 11 filing constituted an event of default with respect to the Company's debt obligations. As a result of the filing of the Chapter 11 Cases, the Company's pre-petition unsecured long-term debt and related accrued interest are included in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet as of September 30, 2015 (See Notes 2 and 3). Additionally, the Company incurred a non-cash charge to write off the unamortized debt issuance costs related to the Company's indebtedness (See Note 4).
Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from August 14, 2015 through September 30, 2015 contractual interest expense related to liabilities subject to compromise of $12.9 million has not been recorded, as it is not expected to be an allowed claim under the Chapter 11 Cases.
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
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014 and 2015, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations for their respective periods:

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

10.    Fair Value Measurements
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
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the nine months ended September 30, 2014:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
	(in thousands)
Property and Equipment, Net (a)	$6,000	$—	$—	$6,000	$(82,507)

(a) This represents a non-recurring fair value measurement made at September 30, 2014 for Hercules 202, Hercules 204, Hercules 212 and Hercules 213.
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

The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	Subject to Compromise		Not Subject to Compromise
	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
8.75% Senior Notes, due July 2021	$400.0	$79.0	$400.0	$191.0
7.5% Senior Notes, due October 2021	300.0	56.3	300.0	135.8
6.75% Senior Notes, due April 2022	300.0	61.5	300.0	132.8
10.25% Senior Notes, due April 2019	200.0	43.0	200.0	111.4
3.375% Convertible Senior Notes, due June 2038	7.6	6.6	7.4	6.5
7.375% Senior Notes, due April 2018	3.5	1.0	3.5	1.9
11.    Long-Term Incentive Awards
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. At September 30, 2015, approximately 6.8 million shares were available for grant or award under the 2014 Plan. The Company’s 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”) remains in effect only as it relates to outstanding awards previously granted under that plan.
During the nine months ended September 30, 2015, the Company granted the following equity awards:

•
Time-based awards — The Company granted 1.6 million time-based restricted stock awards to certain employees which vest 1/3 per year. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date, which was a weighted-average grant date fair value of $0.55 for the awards granted in the nine months ended September 30, 2015.

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
12.    Income Taxes
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
The Company recognized $0.9 million of tax benefit during the nine months ended September 30, 2015 and $0.9 million and $5.7 million during the three and nine months ended September 30, 2014, respectively, as a result of the tolling of a statute of limitations in foreign jurisdictions.
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
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, the Company is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015. It is the Company’s understanding that delivery has been delayed until no later than March 31, 2016.
Specific to the Perisai Agreement, the Company recognized the following results in its International Offshore segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$3.1	$3.5	$10.2	$7.5
Operating Expenses	1.5	2.1	5.8	5.1

Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$27,462	$(13,667)	$11,207	$120,961	$(8,453)	$34,565
International Offshore	31,933	(23,446)	21,225	101,044	(84,774)	62,523
International Liftboats	14,409	(12,198)	4,462	53,667	(11,732)	13,060
	$73,804	$(49,311)	$36,894	$275,672	$(104,959)	$110,148
Corporate	—	(19,223)	635	—	(53,716)	2,050
Total Company	$73,804	$(68,534)	$37,529	$275,672	$(158,675)	$112,198

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
	(in thousands)			(in thousands)
Domestic Offshore	$123,320	$(45,235)	$18,599	$406,968	$63,594	$53,948
International Offshore	74,217	(10,108)	19,586	226,880	11,259	55,287
International Liftboats	24,347	(1,355)	5,126	87,733	3,496	15,868
	$221,884	$(56,698)	$43,311	$721,581	$78,349	$125,103
Corporate	—	(14,200)	1,008	—	(41,526)	2,969
Total Company	$221,884	$(70,898)	$44,319	$721,581	$36,823	$128,072

	Total Assets
	September 30, 2015	December 31, 2014
	(in thousands)
Domestic Offshore	$376,917	$511,804
International Offshore	1,179,248	1,228,247
International Liftboats	178,768	227,776
Corporate	22,824	34,580
Total Company	$1,757,757	$2,002,407

14.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore to build a High Specification, Harsh Environment rig, Hercules Highlander, which is expected to be delivered in April 2016. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $215 million remains to be spent at September 30, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, costs to mobilize the rig to the first well, as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig.

Legal Proceedings
The Company filed the Chapter 11 Cases to implement its restructuring pursuant to the Restructuring Support Agreement. While the filing of a bankruptcy petition automatically stays certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company received an order from the Bankruptcy Court allowing it to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the Restructuring Support Agreement. The Plan confirmed in the Chapter 11 Cases provides for the treatment of claims against the Company's bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.
The Company is involved in various claims and lawsuits in the normal course of business. As of September 30, 2015, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Hercules 265 Litigation
In January 2015, Cameron International Corporation (“Cameron”), and Axon Pressure Products, Inc. and Axon EP, Inc. (collectively “Axon”) filed third-party complaints against the Company in a subrogation action that Walter Oil & Gas Corporation ("Walter") and its underwriters, together with Walter’s working interest partners, Tana Exploration Company, LLC and Helis Oil & Gas Company, LLC, filed against Cameron and Axon, among others, to recover an undisclosed amount of damages relating to the well control incident at South Timbalier 220 involving the Hercules 265. In response to Cameron and Axon's third-party complaints, the Company filed counterclaims against Cameron and Axon pursuing contribution and related claims. Subsequently, Walter dismissed Cameron from the subrogation action. Separately, Cameron and Axon have filed answers and claims in a limitation of liability action that the Company filed relating to the incident. In response, the Company filed counterclaims against Axon and Cameron pursuing contribution and related claims. After Walter and the other plaintiffs in the subrogation matter recently dismissed Cameron, Hercules and Cameron mutually dismissed all claims against each other in both the limitation of liability and subrogation actions. The Company has tendered defense and indemnity to Walter for the remaining claims asserted by Axon and other costs and/or liabilities arising from the incident, pursuant to the terms of the drilling contract between the Company and Walter. Until such time as Walter accepts the tender, the Company will vigorously defend the claims.
Settlement of Contractual Dispute
In August 2015, the Company agreed to a settlement of a contractual dispute relating to the sale of certain of our assets in 2006, pursuant to which settlement the Company received $5.2 million payment in October 2015.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. The Company has removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and, used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the nine months ended September 30, 2015, the Company received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $9.7 million and $6.3 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.
15.    Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Adoption is permitted under the ASU using either a full or modified retrospective application approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year and makes it effective for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact on its consolidated financial statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and September 30, 2014, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of October 27, 2015, we operated a fleet of 27 jackup rigs, including one rig under construction, and 19 liftboat vessels. Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
Going Concern
The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to satisfy the remaining conditions to effectiveness contemplated under the Plan and to implement such plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business,for amounts other than those reflected in the accompanying unaudited consolidated financial statements. The reorganization could materially change the amounts and classifications of assets and liabilities reported in the unaudited consolidated financial statements. Additionally, the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.
 Bankruptcy and Related Events
On June 17, 2015, Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) entered into an agreement (the “Restructuring Support Agreement” or "RSA") with certain holders (the “Steering Group Members”) collectively owning or controlling in excess of 66 2/3% of the aggregate outstanding principal amount of the Company’s 10.25% senior notes due 2019, 8.75% senior notes due 2021, 7.5% senior notes due 2021 and 6.75% senior notes due 2022 (the “Outstanding Senior Notes”).
The RSA set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Steering Group Members (and any successors or permitted assigns that become party thereto) in connection with a restructuring of the Outstanding Senior Notes, the Company’s 3.375% convertible senior notes due 2038 (the “Convertible Notes”), the Company’s 7.375% senior notes due 2018 (the “Legacy Notes”) (collectively all the "Outstanding Notes") and the Company's common stock, par value $0.01 per share (the “Existing Common Stock”) (the “Restructuring Transaction”) pursuant to a pre-packaged or pre-negotiated plan of reorganization (the “Plan”) filed under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code.

The entry into the RSA or the matters contemplated thereby may have been deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, we terminated our Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of our domestic subsidiaries. Liens on our vessels that secured the Credit Facility have been released. We maintained compliance with all covenants under the Credit Facility through the termination date and have paid all fees in full.
On August 13, 2015, the Debtors filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors seek to implement the Plan in accordance with the RSA that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases are being jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). Our foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. Since the petition date, the Debtors have operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Under the Chapter 11 Cases, which required Court approval, our trade creditors and vendors are being paid in full in the ordinary course of business, and all of our contracts have remained in effect in accordance with their terms preserving the rights of all parties. The Non-Filing Entities have continued to operate in the ordinary course of business.
The filing of the Chapter 11 Cases constituted an event of default with respect to our Outstanding Notes. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Notes, creditors are generally stayed from taking action as a result of these defaults.
On September 24, 2015, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order") and such order became final on October 8, 2015. The Debtors plan to emerge from Chapter 11 after satisfying the remaining conditions to effectiveness contemplated under the Plan.
Pursuant to the terms of the RSA, the Steering Group Members agreed, among other things, and subject to certain conditions: (a) not to support any restructuring, reorganization, plan or sale process that is inconsistent with the RSA, and (b) not to instruct an agent or indenture trustee for any of the Outstanding Notes to take any action that is inconsistent with the terms and conditions of the RSA, including, without limitation, the declaration of an event of default, or acceleration of the Outstanding Notes arising from, relating to, or in connection with the execution of the RSA; and at the request of the Company, to waive or agree to forbear from exercising any right to take action in respect of any default or acceleration that may occur automatically without action of any as a result of the operation of the indentures governing the Outstanding Notes.
We have agreed, among other things, and subject to certain conditions: (a) to take no action that is materially inconsistent with the RSA, the Term Sheet or the Plan; and (b) not to support any alternative plan or transaction other than the Plan.
The Plan contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Plan, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Plan are outlined below.
•New capital raise of first lien debt with a maturity of 4.5 years and bearing interest at LIBOR plus 9.5% per annum (1.0% LIBOR Floor), payable in cash, issued at a price equal to 97% of the principal amount. The first lien debt will consist of $450 million for general corporate use and to finance the remaining construction cost of our newbuild rig, the Hercules Highlander, and will be guaranteed by substantially all of our U.S. domestic and international subsidiaries and secured by liens on substantially all of our domestic and foreign assets. The first lien debt will include financial covenants and other terms and conditions.
•Exchange of the Outstanding Notes for 96.9% of our common stock issued in the reorganization (“New Common Stock”).
If the Plan is consummated as contemplated, holders of our Existing Common Stock will receive 3.1% of the New Common Stock and will also receive warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants will be six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of our Existing Common Stock will receive only 3.1% of the New Common Stock and will not realize any value under the terms of the Warrants.

The RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the RSA. The RSA timeline requires us to exit bankruptcy no later than November 7, 2015. There can be no assurance that a Restructuring Transaction will be consummated.The continuation of the Chapter 11 Cases, particularly if the Plan is not implemented within the time frame currently contemplated, could adversely affect operations and relationships between us and our customers and charterers, suppliers, vendors, service providers, and other creditors and result in increased professional fees and similar expenses. Failure to implement the Plan could further weaken our liquidity position, which could jeopardize our exit from Chapter 11.
Delisting from The Nasdaq Stock Market
On August 13, 2015, we received a letter from The Nasdaq Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that our securities will be delisted from The Nasdaq Stock Market LLC (“Nasdaq”). The decision was reached by the Staff under Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1 following our announcement that we filed the Bankruptcy Petitions.
The last day that our common stock traded on the Nasdaq was August 21, 2015. On August 24, 2015, our common stock began trading on the OTC Market Group Inc.’s OTC Pink market.
Accounting Guidance
In connection with filing Chapter 11 on August 13, 2015, we were subject to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, ("ASC 852"). ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending September 30, 2015. The balance sheet shall distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization.
In connection with the emergence from the Chapter 11 Cases, we believe we will qualify for fresh-start accounting. Upon adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or emergence date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting. We are in the process of evaluating the potential impact of the fresh-start accounting on our consolidated financial statements.
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

Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million, of which approximately $215 million remains to be spent at September 30, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in April 2016.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015. It is our understanding that delivery has been delayed until no later than March 31, 2016.
Specific to the Perisai Agreement, we recognized the following results in our International Offshore segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$3.1	$3.5	$10.2	$7.5
Operating Expenses	1.5	2.1	5.8	5.1
Contract Backlog
Our backlog at October 27, 2015, totaled approximately $870.5 million for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander. Approximately $26.8 million of this estimated backlog is expected to be realized during the remainder of 2015. We calculate our estimated contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower actual revenue than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice.
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

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	18	24
Revenue	$27,462	$123,320	$(95,858)	(77.7)%
Operating expenses	27,464	65,757	(38,293)	(58.2)%
Asset impairment	—	82,507	(82,507)	n/m
Depreciation and amortization expense	11,207	18,599	(7,392)	(39.7)%
General and administrative expenses	2,458	1,692	766	45.3%
Operating loss	$(13,667)	$(45,235)	$31,568	(69.8)%
International Offshore:
Number of rigs (as of end of period)	9	9
Revenue	$31,933	$74,217	$(42,284)	(57.0)%
Operating expenses	32,362	61,578	(29,216)	(47.4)%
Depreciation and amortization expense	21,225	19,586	1,639	8.4%
General and administrative expenses	1,792	3,161	(1,369)	(43.3)%
Operating loss	$(23,446)	$(10,108)	$(13,338)	132.0%
International Liftboats:
Number of liftboats (as of end of period)	19	24
Revenue	$14,409	$24,347	$(9,938)	(40.8)%
Operating expenses	13,144	18,962	(5,818)	(30.7)%
Depreciation and amortization expense	4,462	5,126	(664)	(13.0)%
General and administrative expenses	9,001	1,614	7,387	457.7%
Operating loss	$(12,198)	$(1,355)	$(10,843)	800.2%
Total Company:
Revenue	$73,804	$221,884	$(148,080)	(66.7)%
Operating expenses	72,970	146,297	(73,327)	(50.1)%
Asset impairment	—	82,507	(82,507)	n/m
Depreciation and amortization expense	37,529	44,319	(6,790)	(15.3)%
General and administrative expenses	31,839	19,659	12,180	62.0%
Operating loss	(68,534)	(70,898)	2,364	(3.3)%
Interest expense	(11,476)	(25,194)	13,718	(54.4)%
Reorganization items	(14,309)	—	(14,309)	n/m
Other, net	51	(168)	219	n/m
Loss before income taxes	(94,268)	(96,260)	1,992	(2.1)%
Income tax benefit (provision)	(1,083)	7,707	(8,790)	n/m
Net loss	$(95,351)	$(88,553)	$(6,798)	7.7%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Three Months Ended September 30, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	361	828	43.6%	$76,072	$33,169
International Offshore	365	736	49.6%	87,488	43,970
International Liftboats	703	1,857	37.9%	20,496	7,078

	Three Months Ended September 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,133	1,656	68.4%	$108,844	$39,708
International Offshore	485	736	65.9%	153,025	83,666
International Liftboats	997	2,116	47.1%	24,420	8,961
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

For the Three Months Ended September 30, 2015 and 2014
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days due to lower demand in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease of approximately $59 million. Additionally, our Domestic Offshore segment realized lower average dayrates in the Current Quarter as compared to the Comparable Quarter, which contributed to a decrease in revenue of approximately $37 million.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	$15.6 million decrease from Hercules Triumph primarily due to the rig being ready stacked in the Current Quarter;

•	$12.8 million decrease from Hercules 208 primarily due to the rig being warm stacked in the Current Quarter;

•	$15.6 million decrease from Hercules Resilience primarily due to the rig being ready stacked in the Current Quarter; and

•	$5.4 million decrease from Hercules 266 primarily due to a reduced dayrate in the Current Quarter as compared to the Comparable Quarter; partially offset by

•	$8.6 million increase from Hercules 260 due to the rig working in the Current Quarter compared to being ready stacked in the Comparable Quarter.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted from a decline in operating days and lower average revenue per vessel per day in the Current Quarter as compared to the Comparable Quarter, contributing a decrease in revenue of approximately $6.0 million and $3.9 million, respectively.

Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$24.8 million decrease in labor costs in the Current Quarter as compared to the Comparable Quarter;

•	$8.9 million decrease in repairs and maintenance expense in the Current Quarter as compared to the Comparable Quarter;

•	$3.5 million decrease to insurance costs;

•	$2.1 million decrease to catering expenses; partially offset by

•	$5.2 million gain on the sale of Hercules 2500 and Hercules 2003 in the Comparable Quarter.
International Offshore. The decrease in operating expenses for our International Offshore segment is primarily due to the following:

•	$10.0 million decrease from Hercules Resilience primarily due to the rig being ready stacked during the Current Quarter;

•	$5.6 million decrease from Hercules 208 due to the rig being warm stacked during the Current Quarter;

•
$5.7 million decrease from Hercules 267 primarily due to the rig being warm stacked during the Current Quarter as compared to being in the shipyard for repairs and maintenance a portion of the Comparable Quarter;

•	$3.8 million decrease from Hercules 261 largely due to cost reductions in the Current Quarter and amortization of deferred contract preparation costs in the Comparable Quarter;

•
$2.0 million decrease from Hercules 262 primarily due to cost reductions in the Current Quarter as compared to the Comparable Quarter and amortization of deferred contract preparation costs in the Comparable Quarter;

•	$3.3 million decrease from Hercules Triumph primarily due to the rig being ready stacked during the Current Quarter; partially offset by

•	$3.6 million increase from Hercules 260 primarily due to the rig working in the Current Quarter compared to being ready stacked in the Comparable Quarter.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is largely due to a decrease in labor costs, equipment rental expenses and contract labor costs in the Current Quarter as Compared to the Comparable Quarter of $1.5 million, $1.1 million and $0.8 million, respectively.
Asset Impairment
During the Comparable Quarter, we recorded a non-cash asset impairment charge of $82.5 million in our Domestic Drilling segment to write-down the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 to fair value.
Depreciation and Amortization
The decrease in depreciation and amortization is largely due to the rigs impaired in 2014, contributing a $7.6 million decrease in the Current Quarter as compared to the Comparable Quarter.
General and Administrative Expenses
The increase in general and administrative expenses is primarily related to a $7.7 million increase in legal and professional fees, primarily due to certain costs in Corporate related to financing and restructuring activities, during the Current Quarter as compared to the Comparable Quarter. Additionally, bad debt expense increased $6.9 million primarily due to a $7.6 million provision in our International Liftboats segment in the Current Quarter. These increases are partially offset by a decrease in travel expenses of $0.6 million in the Current Quarter as compared to the Comparable Quarter and a decrease in Corporate labor costs of $1.6 million in the Current Quarter as compared to the Comparable Quarter.
Interest Expense
The decrease in interest expense is primarily due to the suspension of interest on our debt subsequent to the Chapter 11 filing.
Reorganization Items
After filing the Chapter 11 cases on August 13, 2015, we incurred $2.8 million during the Current Quarter of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred a non-cash charge of $11.5 million to write-off unamortized debt issuance costs associated with the indebtedness expected to be an allowed claim under Chapter 11.

Income Tax Provision
During the Current Quarter we generated an income tax provision of $1.1 million compared to an income tax benefit of $7.7 million in the Comparable Quarter. The change is primarily related to the tax effect of the mix of earnings (losses) from foreign jurisdictions.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Domestic Offshore:
Number of rigs (as of end of period)	18	24
Revenue	$120,961	$406,968	$(286,007)	(70.3)%
Operating expenses	89,871	202,095	(112,224)	(55.5)%
Asset impairment	—	82,507	(82,507)	n/m
Depreciation and amortization expense	34,565	53,948	(19,383)	(35.9)%
General and administrative expenses	4,978	4,824	154	3.2%
Operating income (loss)	$(8,453)	$63,594	$(72,047)	n/m
International Offshore:
Number of rigs (as of end of period)	9	9
Revenue	$101,044	$226,880	$(125,836)	(55.5)%
Operating expenses	118,040	153,177	(35,137)	(22.9)%
Depreciation and amortization expense	62,523	55,287	7,236	13.1%
General and administrative expenses	5,255	7,157	(1,902)	(26.6)%
Operating income (loss)	$(84,774)	$11,259	$(96,033)	n/m
International Liftboats:
Number of liftboats (as of end of period)	19	24
Revenue	$53,667	$87,733	$(34,066)	(38.8)%
Operating expenses	41,649	58,502	(16,853)	(28.8)%
Depreciation and amortization expense	13,060	15,868	(2,808)	(17.7)%
General and administrative expenses	10,690	9,867	823	8.3%
Operating income (loss)	$(11,732)	$3,496	$(15,228)	n/m
Total Company:
Revenue	$275,672	$721,581	$(445,909)	(61.8)%
Operating expenses	249,560	413,774	(164,214)	(39.7)%
Asset impairment	—	82,507	(82,507)	n/m
Depreciation and amortization expense	112,198	128,072	(15,874)	(12.4)%
General and administrative expenses	72,589	60,405	12,184	20.2%
Operating income (loss)	(158,675)	36,823	(195,498)	n/m
Interest expense	(61,173)	(74,164)	12,991	(17.5)%
Loss on extinguishment of debt	(1,884)	(19,925)	18,041	n/m
Reorganization items	(14,309)	—	(14,309)	n/m
Other, net	271	196	75	38.3%
Loss before income taxes	(235,770)	(57,070)	(178,700)	313.1%
Income tax provision	(4,946)	(4,921)	(25)	0.5%
Net loss	$(240,716)	$(61,991)	$(178,725)	288.3%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Nine Months Ended September 30, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,333	2,534	52.6%	$90,743	$35,466
International Offshore	1,074	2,184	49.2%	94,082	54,048
International Liftboats	2,532	6,020	42.1%	21,195	6,918

	Nine Months Ended September 30, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	3,774	4,914	76.8%	$107,835	$41,126
International Offshore	1,535	2,139	71.8%	147,805	71,612
International Liftboats	3,473	6,279	55.3%	25,261	9,317
For the Nine Months Ended September 30, 2015 and 2014
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days due to lower demand in the Current Period as compared to the Comparable Period, which contributed to a decrease of approximately $222 million. Additionally, our Domestic Offshore segment realized lower average dayrates in the Current Period as compared to the Comparable Period, which contributed to a decrease in revenue of approximately $65 million.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•
$55.5 million decrease from Hercules Triumph due to the rig not working in the Current Period as it was in the shipyard a portion of the Current Period preparing for North Sea operations and ready stacked the remainder of the Current Period;

•	$28.6 million decrease from Hercules Resilience due to the rig being ready stacked during the Current Period;

•	$15.9 million decrease from Hercules 266 primarily due to a reduction in dayrate during the Current Period;

•	$20.4 million decrease from Hercules 208 primarily due to lower utilization in the Current Period as compared to the Comparable Period; and

•	$7.8 million decrease from Hercules 262 primarily due to $2.5 million of mobilization revenue in the Comparable Period as well as fewer operating days and a reduction in dayrate in the Current Period.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted primarily from a decline in operating days and lower average revenue per vessel per day, contributing to a decrease in revenue of approximately $20 million and $14 million, respectively.
Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.
Domestic Offshore. The decrease in operating expenses for our Domestic Offshore segment is primarily due to the following:

•	$65.0 million decrease in labor costs in the Current Period as compared to the Comparable Period;

•	$27.9 million decrease to repairs and maintenance expenses in the Current Period as compared to the Comparable Period;

•	$1.9 million decrease to state sales and use taxes in the Current Period as compared to the Comparable Period;

•	$7.2 million decrease to insurance costs in the Current Period as compared to the Comparable Period;

•	$6.1 million decrease to workers' compensation expense in the Current Period as compared to the Comparable Period;

•	$6.2 million decrease to catering costs in the Current Period as compared to the Comparable Period;

•	$2.9 million decrease to fuel and oil costs in the Current Period as compared to the Comparable Period;

•	$2.4 million decrease to contract labor costs in the Current Period as compared to the Comparable Period; partially offset by

•	$2.7 million net loss on asset sales in the Current Period; and

•	$12.5 million net gain on asset sales in the Comparable Period.
International Offshore. The decrease in operating expenses for our International Offshore segment is primarily due to the following:

•	$15.2 million decrease from Hercules Resilience primarily due to the rig being ready stacked in the Current Period;

•
$8.9 million decrease from Hercules 208 due to the rig being ready and warm stacked a portion of the Current Period, partially offset by costs incurred in the Current Period for the rig's demobilization from India;

•
$10.0 million decrease from Hercules 267 primarily due to the rig being ready and warm stacked in the Current Period as compared to being in the shipyard for repairs and maintenance a portion of the Comparable Period;

•	$7.1 million decrease from Hercules 261 primarily due to cost reductions in the Current Period and amortization of deferred contract preparation costs in the Comparable Period;

•	$4.2 million decrease from Hercules 262 primarily due to cost reductions in the Current Period and amortization of deferred contract preparation costs in the Comparable Period;

•	$6.5 million decrease from Hercules Triumph primarily due to the rig being ready stacked most of the Current Period; partially offset by

•	$10.5 million gain on the sale of Hercules 258 in April 2014; and

•	$9.0 million increase from Hercules 260 primarily due to the rig being in the shipyard preparing for a contract a portion of the Current Period.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is largely due to a $4.9 million reduction in labor costs in the Current Period as compared to the Comparable Period. Additionally, equipment rental expenses and contract labor costs decreased by $3.4 million and $2.2 million, respectively.
Asset Impairment
During the Comparable Period, we recorded a non-cash asset impairment charge of $82.5 million in our Domestic Drilling segment to write-down the Hercules 202, Hercules 204, Hercules 212 and Hercules 213 to fair value.
Depreciation and Amortization
The decrease in depreciation and amortization is largely due to the rigs impaired in 2014, contributing a $22.4 million decrease in the Current Period as compared to the Comparable Period. Additionally, drydock amortization decreased $2.1 million. These decreases are partially offset by additional depreciation for capital projects, which contributed to increases of $12.0 million.
General and Administrative
The increase in general and administrative expenses is primarily related to a $17.7 million increase in legal and professional fees, primarily due to certain costs in Corporate related to financing and restructuring activities, during the Current Period as compared to the Comparable Period. Additionally, bad debt expense increased $1.3 million in the Current Period as compared to the Comparable Period primarily in our International Liftboats segment. These increases are partially offset by a decrease in travel expenses of $2.2 million in the Current Period as compared to the Comparable Period and a decrease in labor costs of $2.5 million in the Current Period as compared to the Comparable Period, primarily on Corporate.
Interest Expense
The decrease in interest expense is primarily due to the suspension of interest on our debt subsequent to the Chapter 11 filing.
Reorganization Items
After filing the Chapter 11 Cases on August 13, 2015, we incurred $2.8 million during the Current Period of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred a non-cash charge of $11.5 million to write-off unamortized debt issuance costs associated with the indebtedness expected to be an allowed claim under Chapter 11.
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
Income Tax Provision
We generated an income tax provision of $4.9 million in both the Current Period and the Comparable Period. The Comparable Period includes a $5.7 million tax benefit related to an expiration of the statute of limitations of an unrecognized tax benefit, while the Current Period includes a $0.9 million tax benefit related to an expiration of the statute of limitations of an unrecognized tax benefit. Additionally, foreign income tax decreased due to a reduction in operations in foreign jurisdictions in the Current Period as compared to the Comparable Period.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other Securities and Exchange Commission ("SEC") regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted revenue, operating income, adjusted net income (loss), adjusted diluted net income (loss) per share, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, iv) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and v) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Income (Loss)	$(68,534)	$(70,898)	$(158,675)	$36,823
Adjustments:
Asset impairment	—	82,507	—	82,507
Net (gain) loss on sale of assets	—	(4,741)	3,564	(22,620)
Costs related to financing and restructuring activities	8,300	—	18,879	—
Total adjustments	8,300	77,766	22,443	59,887
Adjusted Operating Income (Loss)	$(60,234)	$6,868	$(136,232)	$96,710
Net Loss	$(95,351)	$(88,553)	$(240,716)	$(61,991)
Adjustments:
Asset impairment	—	82,507	—	82,507
Net (gain) loss on sale of assets	—	(4,741)	3,564	(22,620)
Costs related to financing and restructuring activities	8,300	—	18,879	—
Reorganization items	14,309	—	14,309	—
Loss on extinguishment of debt	—	—	1,884	19,925
Total adjustments	22,609	77,766	38,636	79,812
Adjusted Net Income (Loss)	$(72,742)	$(10,787)	$(202,080)	$17,821
Diluted Net Loss per Share	$(0.59)	$(0.55)	$(1.49)	$(0.39)
Adjustments:
Asset impairment	—	0.51	—	0.51
Net (gain) loss on sale of assets	—	(0.03)	0.02	(0.14)
Costs related to financing and restructuring activities	0.05	—	0.12	—
Reorganization items	0.09	—	0.09	—
Loss on extinguishment of debt	—	—	0.01	0.13
Total adjustments	0.14	0.48	0.24	0.50
Adjusted Diluted Net Income (Loss) per Share	$(0.45)	$(0.07)	$(1.25)	$0.11
Net Loss	$(95,351)	$(88,553)	$(240,716)	$(61,991)
Interest expense	11,476	25,194	61,173	74,164
Income tax provision (benefit)	1,083	(7,707)	4,946	4,921
Depreciation and amortization	37,529	44,319	112,198	128,072
EBITDA	(45,263)	(26,747)	(62,399)	145,166
Adjustments:
Asset impairment	—	82,507	—	82,507
Net (gain) loss on sale of assets	—	(4,741)	3,564	(22,620)
Costs related to financing and restructuring activities	8,300	—	18,879	—
Reorganization items	14,309	—	14,309	—
Loss on extinguishment of debt	—	—	1,884	19,925
Total adjustments	22,609	77,766	38,636	79,812
Adjusted EBITDA	$(22,654)	$51,019	$(23,763)	$224,978
CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income taxes, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since 2008, driven by events such as the financial crisis that began in late 2008, the imposition of new regulations after the Macondo incident in 2010, the consolidation of domestic customers that began in 2013 and continued in 2014, and the sharp decline in crude oil prices since mid-2014. Such events have led drilling contractors to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 19 rigs as of October 27, 2015. From time to time, jackup rigs have mobilized back to the U.S. Gulf of Mexico. There are several older jackup rigs that are currently working in Mexico for PEMEX that will have contract expirations in the next year. We expect certain rigs that are not re-contracted by PEMEX to migrate to the U.S. Gulf of Mexico. It is uncertain whether these rigs will be actively marketed or cold stacked.
The fall in the price of crude oil, coupled with the consolidation of the domestic customer base, have negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Jackup rig demand in the region, as defined by rigs under contract, has fallen from 31 rigs on July 21, 2014 to 9 rigs on October 27, 2015. We expect the overall environment for rig demand to remain relatively soft into 2016, assuming commodity prices remain at or near current levels throughout the year. Given these market conditions, we have executed a number of cost saving measures, including our decision to cold stack nine domestic rigs since the fourth quarter of 2014. We currently believe that this is an appropriate step to reduce costs, better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will have capacity ready to respond timely to these signals.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Due to the sharp drop in crude oil prices, international capital spending budgets for 2015 have been lower than prior years and we expect the trend to continue into 2016. This will have negative implications for jackup demand for all classes of rigs. In addition, new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. As of October 27, 2015, there are approximately 128 jackup rigs under construction, on order and planned for delivery through 2020.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Since early 2014, demand for liftboat services in West Africa has been weak. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria, which we expect will continue into 2016. Although we currently do not expect additional vessels to mobilize into the region, if such mobilization were to occur, that could potentially impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes, regional conflicts and other political events, particularly in West Africa. In the Middle East, we expect demand for liftboats to be a function of construction and well servicing activity levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the nine months ended September 30, 2015 are as follows (in millions):

Net Cash Used in Operating Activities	$(18.2)
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(74.7)
Insurance Proceeds Received	3.5
Proceeds from Sale of Assets, Net	7.6
Other	0.2
Total	(63.4)
Net Cash Provided by (Used in) Financing Activities:	—
Net Decrease in Cash and Cash Equivalents	$(81.6)
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand and cash from operations. We expect that our primary sources of liquidity during our restructuring will be from cash on hand and cash from operations. After the effective date of the Plan, we expect that our primary sources of liquidity will be from cash on hand, cash from operations and new debt pursuant to the Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
In connection with the Chapter 11 filing, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on our 8.75% Senior Notes. The aggregate amount of those interest payments was $17.5 million.
The Chapter 11 filing constituted an event of default with respect to our debt obligations. As a result of the filing of the Chapter 11 Cases, our pre-petition unsecured long-term debt and related accrued interest are included in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet as of September 30, 2015. The estimated allowed claims for our Outstanding Notes is not expected to include $11.5 million of related unamortized debt issuance costs; therefore, we incurred a non-cash charge to write-off this amount in Reorganization Items on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from August 14, 2015 through September 30, 2015 contractual interest expense related to liabilities subject to compromise of $12.9 million has not been recorded, as it is not expected to be an allowed claim under the Chapter 11 Cases.
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
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014 and 2015, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statement of Operations for their respective periods:

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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown but is under investigation. We have removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred, and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters. During the nine months ended September 30, 2015, we received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the remainder of 2015 to approximate between $10 and $15 million. Planned capital expenditures include items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2015.
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
Our ability to fund future capital expenditures beyond the current year would be adversely affected if conditions deteriorate further in our business.
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, bank guarantees, letters of credit, future minimum operating lease obligations, purchase commitments and management compensation obligations. Except for the following, during the first nine months of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations.

•
Paid $23.6 million to JSL related to the rig construction contract for Hercules Highlander (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview").

Pursuant to the RSA, we terminated our credit facility (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").
Pursuant to the Plan, all of our senior notes and convertible senior notes are expected to be exchanged for 96.9% of common stock to be issued in the reorganization (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview").
For additional information about our contractual obligations as of December 31, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Accounting Pronouncements
See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
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

Forward-looking statements related to the prepackaged plan of reorganization involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by our forward-looking statements, including but not limited to the effects of the Court rulings in the Chapter 11 cases and the duration and outcome of the Chapter 11 cases in general; risks associated with third party motions in the Chapter 11 cases, which may interfere with our ability to consummate the plan; increased administrative and restructuring costs related to the Chapter 11 cases; the Company’s ability to maintain adequate liquidity to fund operations during the Chapter 11 cases and thereafter; the terms and sufficiency of the “exit” financing contemplated by the plan and related risks and uncertainties; the occurrence of any event, change, or other circumstance that could give rise to the termination of the restructuring support agreement, including any failure to meet the milestones specified therein; requirements for adequate liquidity to fund our operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and our current and future indebtedness.  We are in default under our outstanding senior indebtedness in an aggregate principal amount of $1.2 billion, and there can be no assurance that a restructuring transaction will be consummated as planned.  You should not place undue reliance on forward-looking statements. The Company does not intend to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and Item 1A of Part II of this quarterly report and the following:

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
The information set forth under the caption "Legal Proceedings" in Note 14 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.
The Effective Date of the Plan of Reorganization may be delayed or may not occur.
Although the milestones in the RSA require that the effective date of the Plan (the "Effective Date") occur by November 7, 2015, there can be no assurance as to such timing or that the conditions to the Effective Date contained in the Plan will ever occur. The impact that a prolonging of the Chapter 11 Cases may have on the Company's operations cannot be accurately predicted or quantified. The continuation of the Chapter 11 Cases, particularly if the Plan is not implemented within the time frame currently contemplated, could adversely affect operations and relationships between the Company and its customers and charterers, suppliers, vendors, service providers, and other creditors and result in increased professional fees and similar expenses. Failure to implement the Plan could further weaken the Company's liquidity position, which could jeopardize the Company's exit from Chapter 11.

Our publicly-filed reports are reviewed from time to time by the SEC, and the audits of our financial statements are subject to review by the Public Company Accounting Oversight Board. Any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.
 The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s report at least once every three years, although an SEC review may be initiated at any time.  Similarly, the Public Company Accounting Oversight Board (the “PCAOB”) periodically reviews selected audits performed by independent registered accounting firms.  While we believe that our previously filed SEC reports comply, and we intend that all future reports, including our audited financials, will comply, in all material respects with the published rules and regulations of the SEC and that the audits of our financial statements have been performed in accordance with generally accepted auditing standards, we could be required to modify, amend or reformulate information contained in our public filings as a result of an SEC or PCAOB review, or we may be found to have a significant deficiency or material weakness in our internal controls over financial reporting. Any modification, amendment or reformulation of information contained in our public filings could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.
As disclosed in more detail in our annual report on Form 10-K, we use critical accounting policies that are important to our results of operations, financial condition and cash flows and require management’s most difficult, subjective or complex judgments. Different amounts would be reported under alternative assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 1-31, 2015	977	$0.18	N/A	N/A
August 1-31, 2015	77	0.09	N/A	N/A
September 1-30, 2015	507	0.06	N/A	N/A
Total	1,561	0.14	N/A	N/A
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
As previously reported, on August 13, 2015, Hercules Offshore, Inc. and substantially all of its U.S. domestic subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (Case No. 15-11685). The filings of these Bankruptcy Petitions constitute an event of default with respect to the Company’s 10.25% senior notes due 2019, 8.75% senior notes due 2021, 7.5% senior notes due 2021 6.75% senior notes due 2022, 7.375% Senior Notes due 2018 and 3.375% Convertible Senior Notes due 2038, in an aggregate principal amount of $1.2 billion. In addition, the Debtors opted to conserve cash and not to make certain interest payments due on July 15, 2015 on the Company's 8.75% Senior Notes. The aggregate amount of those interest payments was $17.5 million. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Notes, creditors are generally stayed from taking action as a result of these defaults.

ITEM 6.	EXHIBITS

2.1	—	Confirmation Order for Joint Prepackaged Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Hercules' Current Report on Form 8-K filed October 9, 2015)
2.2	—
Solicitation and Disclosure Statement, including Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to Hercules' Current Report on Form 8-K filed July 14, 2015)

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

Date: November 5, 2015