Form 10-K
period 2015-12-31
HERCULES OFFSHORE, INC.
filed 2016-03-30
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number: 001-37623
Hercules Offshore, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2542838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Greenway Plaza, Suite 2200 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)
Registrant’s telephone number, including area code:
(713) 350-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Warrants to Purchase Common Stock
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015, based on the closing price on the NASDAQ Global Select Market on such date, was approximately $36 million. As of such date, the registrant’s directors and executive officers were considered affiliates of the registrant for this purpose.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes  ☑        No   ☐
As of March 24, 2016, there were 19,988,898 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
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
Overview
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of March 23, 2016, we operated a fleet of 27 jackup rigs (18 marketed, 9 cold stacked), including one rig under construction, and 19 liftboat vessels (18 marketed, 1 cold stacked). Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
Recent Developments
We recently announced the formation of a special committee (the "Special Committee") comprised of all the independent members of our Board of Directors (the "Board") to consider and explore various strategic alternatives potentially available to us in order to maximize our value. The formation of the Special Committee is not in response to any proposal we have received or an approach by a third party.
The Special Committee is authorized to explore, review, and evaluate any potential strategic transaction and any alternatives thereto, including, but not limited to, the sale of the Company, a merger or share exchange involving the Company, the sale of some or all of the Company's assets, and a recapitalization of the Company (whether by issuance of equity or debt securities, incurrence of additional indebtedness, or issuance of derivative securities thereof). No decision has been made to engage in any particular transaction or transactions. There can be no assurance that the Special Committee or the Board will authorize the pursuit of any strategic alternative. Moreover, there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.
There can be no assurance that the process of reviewing strategic alternatives will not have an adverse impact on our business. Current market conditions, including commodity prices, are unfavorable for our business and may constrain our ability to move forward with any possible acquisitions or other strategic alternatives. There can be no assurances that we will be able to identify or complete any strategic transactions on commercially reasonable terms or at all, or that any such transaction would be favorable to our stockholders or lenders, or our business. Any such transaction would result in potential changes to our current business strategy and future operations and prospects. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results would likely be significantly different than those in historical periods or projected by our management. Additionally, any transaction we consummate may offer limited value for our stockholders and may not enhance stockholder value or provide the expected benefits.
Emergence from Voluntary Reorganization Under Chapter 11 Proceedings
On August 13, 2015 (the "Petition Date"), Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the "Debtors") filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). Through the Chapter 11 Cases, the Debtors implemented the pre-packaged plan of reorganization in accordance with the restructuring support agreement that the Debtors entered into with the Steering Group Members on June 17, 2015. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. After the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court until their emergence on November 6, 2015 from bankruptcy (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview). The Non-Filing Entities continued to operate in the ordinary course of business.
Fresh-Start Accounting
Upon our emergence from Chapter 11 on November 6, 2015, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852,

“Reorganizations” (“ASC 852”), which resulted in Hercules becoming a new entity for financial reporting purposes. As a result of the adoption of fresh-start reporting and the effects of the implementation of the pre-packaged plan of reorganization, our consolidated balance sheets and consolidated statements of operations subsequent to November 6, 2015 will not be comparable to our consolidated balance sheets and consolidated statements of operations prior to November 6, 2015.
References to “Successor” or “Successor Company” relate to Hercules on and subsequent to November 6, 2015. References to “Predecessor” or “Predecessor Company” refer to Hercules on and prior to November 6, 2015.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, that we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million, of which approximately $211 million remains to be spent at December 31, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in the second quarter of 2016. $200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account and are included in Restricted Cash on the Consolidated Balance Sheet as of December 31, 2015 to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander.
Dayrate Reductions
On February 25, 2015, we received a notice from Saudi Arabian Oil Company ("Saudi Aramco") terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, we received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, we received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016.
Asset Dispositions
During 2015, we sold six rigs, Hercules 85, Hercules 153, Hercules 203, Hercules 206, Hercules 207 and Hercules 211, for gross proceeds of $4.5 million and recorded a net loss on the sales of $5.5 million for the year ended December 31, 2015.
Our Segments and Fleet
As of March 23, 2016, our business segments were Domestic Offshore, International Offshore, and International Liftboats, which included 18 jackup rigs, nine jackup rigs (including one jackup rig under construction) and 19 liftboats, respectively. Additionally in our International Offshore segment, we have an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015, but delivery has not yet occurred. It is our understanding that Perisai is in discussions with the shipyard to further delay delivery of the rig.
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
Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, similar to those encountered in certain of the shallow-water areas of the U.S. Gulf of Mexico or “U.S. GOM”. Mat-supported rigs generally are able to position themselves more quickly on the worksite and more easily move on and off location than independent leg rigs. Seventeen of our jackup rigs are mat-supported and ten are independent leg rigs.
Twenty-five of our rigs have a cantilever design that permits the drilling platform to be extended out from the hull to perform drilling or workover operations over some types of pre-existing platforms or structures. Two rigs have a slot-type design, which requires drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling rather than development drilling, in that their configuration makes them difficult to position over existing platforms or structures. Historically, jackup rigs with a cantilever design have maintained higher levels of utilization than rigs with a slot-type design.
As of March 23, 2016, seven of our jackup rigs were under contract ranging in duration from well-to-well to five years. In the following table, “ILS” means an independent leg slot-type jackup rig, “MC” means a mat-supported cantilevered jackup rig, “ILC” means an independent leg cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

The following table contains information regarding our jackup rig fleet as of March 23, 2016.

Rig Name	Type	Year Built/ Upgraded (a)	Maximum/ Minimum Water Depth Rating	Rated Drilling Depth (b)	Location	Status(c)
			(Feet)	(Feet)
Hercules 120	MC	1958/1985	120/22	15,000	U.S. GOM	Cold Stacked
Hercules 150	ILC	1979	150/10	20,000	U.S. GOM	Warm Stacked
Hercules 173	MC	1971	173/22	15,000	U.S. GOM	Warm Stacked
Hercules 200	MC	1979	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 201	MC	1981	200/23	20,000	U.S. GOM	Warm Stacked
Hercules 202	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 204	MC	1981	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 205	MC	1979/2003	200/23	20,000	U.S. GOM	Contracted
Hercules 208 (d)	MC	1980/2008	200/22	20,000	Malaysia	Warm Stacked
Hercules 209	MC	1981/2013	200/23	20,000	U.S. GOM	Warm Stacked
Hercules 212	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 213	MC	1981/2002	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 214	MC	1982	200/23	20,000	U.S. GOM	Cold Stacked
Hercules 251	MS	1978	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 253	MS	1982	250/24	20,000	U.S. GOM	Cold Stacked
Hercules 260	ILC	1979/2008	150/12	20,000	Congo	Contracted
Hercules 261	ILC	1979/2008	250/15	20,000	Saudi Arabia	Contracted
Hercules 262	ILC	1982/2008	250/15	20,000	Saudi Arabia	Contracted
Hercules 263	MC	1982/2002	250/23	20,000	U.S. GOM	Warm Stacked
Hercules 264	MC	1976/1998	250/23	25,000	U.S. GOM	Ready Stacked
Hercules 266	ILC	1978/2013	250/15	20,000	Saudi Arabia	Contracted
Hercules 267	ILC	1980/2006	250/15	20,000	Gabon	Warm Stacked
Hercules 300	MC	1974/2000	300/25	20,000	U.S. GOM	Contracted
Hercules 350	ILC	1982	350/16	25,000	U.S. GOM	Ready Stacked
Hercules Resilience	ILC	2013	400/25	35,000	Gabon	Ready Stacked
Hercules Triumph	ILC	2013	400/25	35,000	Netherlands	Ready Stacked
Hercules Highlander	ILC	(e)	400/30	30,000	Singapore	(e)
 _____________________________

(a)	Dates shown are the original date the rig was built and the date of the most recent upgrade and/or major refurbishment, if any.

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

(d)	This rig is currently unable to operate in the U.S. Gulf of Mexico due to United States Department of Transportation Maritime Administration (“MARAD”) restrictions.

(e)	Rig is currently under construction with an expected delivery in the second quarter of 2016 and contract commencement is expected in mid-2016.

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

As of March 23, 2016, we owned 16 liftboats operating in West Africa and three liftboats operating in the Middle East. The following table contains information regarding the liftboats we operated as of March 23, 2016.

Liftboat Name (1)	Year Built/ Upgraded (2)	Leg Length (4)	Deck Area Total	Maximum Deck Load	Location	Gross Registered Tonnage
		(Feet)	(Square feet)	(Pounds)
Bull Ray	2008	280	11,000	1,000,000	Nigeria	2,559
Whale Shark (5)	2005/2009	260	8,170	1,010,000	U.A.E.	1,142
Tiger Shark (5)	2001	227	5,300	1,259,000	Nigeria	1,403
Kingfish	1996/2012	233	5,000	800,000	U.A.E	1,312
Blue Shark	1981	219	3,800	400,000	Nigeria	1,182
Amberjack (5)	1981	207	3,800	400,000	U.A.E.	417
Creole Fish	2001	200	5,000	798,000	Nigeria	761
Cutlassfish	2006	197	5,000	508,000	Nigeria	761
Black Jack	1997/2008	200	4,000	358,000	Nigeria	777
Oilfish (5)	1996	170	3,200	400,000	Nigeria	465
Bluefish	1984	150	2,600	200,000	Nigeria	407
Pilot Fish	1990	145	2,400	175,000	Nigeria	310
Rudderfish	1991	145	3,000	200,000	Nigeria	310
Scamp	1984	130	2,400	150,000	Nigeria	280
Solefish	1978	120	2,000	100,000	Nigeria	229
Triggerfish	1980	120	2,000	100,000	Nigeria	210
Bonefish (3)	1978	105	1,009	110,000	Nigeria	97
Gemfish	1978	105	2,000	100,000	Nigeria	223
Tapertail	1979	105	1,392	110,000	Nigeria	100
  _____________________________

(1)	Names as printed on Flag registry document. All vessels are Nigeria, Panama, or Vanuatu Flag.

(2)	Dates shown are the original date the vessel was built and the date of the most recent upgrade and/or major refurbishment, if any.

(3)	The Bonefish is currently cold stacked. All other liftboats are either available or operating.

(4)	Leg length measured from bottom of pad to top of the leg end cap.

(5)	Maximum deck load applicable at limited water depths.

Competition
The shallow-water businesses in which we operate are highly competitive. Domestic drilling contracts are traditionally short term in nature, although we have in the past been awarded longer term domestic drilling contracts. International drilling and liftboat contracts are longer term in nature. The contracts are typically awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although technical capability of service and equipment, unit availability, unit location, safety record and crew quality may also be considered. Certain of our competitors in the shallow-water business may have greater financial and other resources than we have. As a result, these competitors may have a better ability to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs, acquire existing rigs, and make technological improvements to existing equipment or replace equipment that becomes obsolete. Competition for offshore rigs is usually on a global basis, as drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our mat-supported jackup rigs to certain regions in response to changes in market conditions is limited. Additionally, a number of our competitors have independent leg jackup rigs with generally higher specifications and capabilities than the independent leg rigs that we currently operate. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs.
Customers
Our customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of our total revenue from continuing operations in any of the past three years are as follows:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Saudi Aramco (a)	34%	21%	12%	12%
Chevron Corporation (b)	10	19	15	15
Arena Energy (c)	10	16	10	5
Eni (d)	15	7	—	—
Linder Oil Company (c)	12	4	—	—
Cairn Energy (a)	—	3	11	2
Energy XXI (c) (e)	8	1	14	10
   _____________________________

(a)	Revenue included in our International Offshore segment.

(b)	Revenue included in our Domestic Offshore, International Offshore and International Liftboats segments.

(c)	Revenue included in our Domestic Offshore segment.

(d)	Revenue included in our International Offshore and Domestic Offshore segment.

(e)	Includes EPL Oil and Gas since 2014 (Energy XXI acquired EPL Oil and Gas in 2014). 2013 includes only EPL Oil & Gas.
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
On larger drilling and liftboat contracts, particularly outside the United States, we may be required to arrange for the issuance of a variety of bank guarantees, performance bonds or letters of credit. The issuance of such guarantees may be a condition of the bidding process imposed by our customers for work outside the United States. The customer would have the right to call on the guarantee, bond or letter of credit in the event we default in the performance of the services. The guarantees, bonds and letters of credit would typically expire after we complete the services.
Contract Backlog
We calculate our estimated contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower actual revenue than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. The following table reflects the amount of our contract backlog for our executed contracts by year as of March 23, 2016, including approximately $410.9 million related to the Maersk contract for the newbuild jackup rig, Hercules Highlander, and assuming that the dayrates on the Hercules 261 and Hercules 262 revert back to their originally contracted dayrates effective January 1, 2017:

	For the Years Ending December 31,
	Total	2016	2017	2018	Thereafter
	(in thousands)
Domestic Offshore	$8,735	$8,735	$—	$—	$—
International Offshore	820,406	94,158	202,451	202,451	321,346
International Liftboats	—	—	—	—	—
Total	$829,141	$102,893	$202,451	$202,451	$321,346
Employees
As of December 31, 2015, we had approximately 1,000 employees. We require skilled personnel to operate and provide technical services and support for our rigs and liftboats. As a result, we conduct extensive personnel training and safety programs.
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

Hercules Triumph and Hercules Resilience Marine Package Coverage
We have a separate primary marine package for Hercules Triumph and Hercules Resilience that provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible;	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	-$10.0 million per occurrence; and
- Operational protection and indemnity coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. We received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million, which is included in Operating Expenses on our Consolidated Statement of Operations for the year ended December 31, 2013, after writing off the rig's net book value of $18.4 million. The financial information for Hercules 265 has been reported as part of the Domestic Offshore segment. The cause of the incident is unknown. We have removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and, used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters, which is currently stacked in a Mississippi shipyard. During the period from January 1, 2015 to November 6, 2015, we received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
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

Reduced demand for drilling and liftboat services has and could continue to materially erode dayrates and utilization rates for our units, which could adversely affect our financial condition and results of operations. Continued hostilities in the Middle East, North Africa, West Africa, Asia and Eastern Europe, and the occurrence or threat of terrorist attacks against the United States or other countries could negatively impact the economies of the United States and other countries where we operate. A decline in the United States or global economy could result in a decrease in energy consumption and commodity prices, which in turn would cause our revenue and margins to decline and limit our future growth prospects.
The offshore service industry is highly cyclical and experiences periods of low demand and low dayrates. The volatility of the industry has in the past resulted and could again result in sharp declines in our profitability.
Historically, the offshore service industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand or increasing supply, both of which we are currently experiencing, intensify the competition in the industry and often result in rigs or liftboats being idle for long periods of time. As a result of the cyclicality of our industry, we expect our results of operations to be volatile and to decrease during market declines such as we are currently experiencing.
An increase in supply of rigs or liftboats could adversely affect our financial condition and results of operations.
New construction of rigs and liftboats, mobilization of rigs to regions in which we operate, or reactivation of non-marketed rigs and liftboats, could result in excess supply in the regions in which we operate, and our dayrates and utilization could be reduced.
Construction of rigs, including high specification rigs such as Hercules Highlander, Hercules Triumph and Hercules Resilience, could result in excess supply in international regions, which could reduce our ability to secure new contracts for our rigs and could reduce our ability to renew, extend or obtain new contracts for working rigs at the end of such contract term. The excess supply could also impact the dayrates on future contracts.
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
As of December 31, 2015, we had total outstanding debt of approximately $428.7 million. This debt represented approximately 43% of our total book capitalization. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences for our business and future prospects, including the following:

•
we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes and we may be required under the terms of our existing credit facility to use the proceeds of any financing we obtain to repay or prepay existing debt;

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
Our ability to service our debt, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and other commitments, and any insufficiency could negatively impact our business. To the extent we are unable to make scheduled interest payments or repay our indebtedness as it becomes due or at maturity with cash on hand, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we may not be able to complete asset sales in a timely manner sufficient to make such repayments.
Our Board of Directors have formed a Special Committee to explore strategic alternatives. There can be no assurance with respect to the terms of timing of any transaction, or whether any transaction will ultimately occur, or will occur on terms favorable to our stockholders or lenders or to our business.
We recently announced the formation of a special committee (the "Special Committee") comprised of all the independent members of our Board of Directors (the "Board") to consider and explore various strategic alternatives potentially available to us in order to maximize our value. The formation of the Special Committee is not in response to any proposal we have received or an approach by a third party.
The Special Committee is authorized to explore, review, and evaluate any potential strategic transaction and any alternatives thereto, including, but not limited to, the sale of the Company, a merger or share exchange involving the Company, the sale of some or all of the Company's assets, and a recapitalization of the Company (whether by issuance of equity or debt securities, incurrence of additional indebtedness, or issuance of derivative securities thereof). No decision has been made to engage in any particular transaction or transactions. There can be no assurance that the Special Committee or the Board will authorize the pursuit of any strategic alternative. Moreover, there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.
There can be no assurance that the process of reviewing strategic alternatives will not have an adverse impact on our business. Current market conditions, including commodity prices, are unfavorable for our business and may constrain our ability to move forward with any possible dispositions or other strategic alternatives. There can be no assurances that we will be able to identify or complete any strategic transactions on commercially reasonable terms or at all, or that any such transaction would be favorable to our stockholders or lenders, or our business.
If we are unable to comply with the financial and other covenants in our Senior Secured Credit Facility, there could be a default, which could result in an acceleration of repayment of funds that we have borrowed.
Our Senior Secured Credit Facility includes financial covenants that require us to maintain a minimum amount of liquidity and, starting in the first quarter of 2017, the financial covenants will also require us to maintain a maximum ratio of debt relative to our EBITDA. Our ability to comply with these financial covenants can be affected by events beyond our control. Reduced activity levels in the oil and natural gas industry, such as we are currently experiencing, could adversely impact our ability to comply with such covenants in the future. Our failure to comply with the covenants in our Senior Secured Credit Facility would result in an event of default under the Senior Secured Credit Facility. An event of default could result in our having to immediately repay all amounts outstanding under the Senior Secured Credit Facility and in foreclosure of liens on our assets. As of December 31, 2015, we were in compliance with all covenants under our Senior Secured Credit Facility. However, we are currently projecting that we will violate the maximum ratio of debt relative to our EBITDA on March 31, 2017.  If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate our debt obligations.  In addition, we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value. Because of this applicable premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option. Our lenders may not support strategic alternatives considered by the Special Committee of our Board of Directors.
Our liquidity depends upon cash on hand and cash from operations.
Our liquidity depends upon cash on hand and cash from operations. Although we currently believe we have adequate liquidity to fund our operations through at least December 31, 2016, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity offerings to fund operations, and under the terms of our existing indebtedness, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. Furthermore, we may need to raise additional funds through public or private debt or equity offerings or asset sales to refinance our indebtedness, to fund capital expenditures or for general corporate purposes. There can be no guarantee that we will be able to access the capital markets when we need to or issue debt or equity on terms that are acceptable to us.
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
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, the Company received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, we received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016.
We can provide no assurance that our current backlog of contract revenue and receivables will be ultimately realized.
As of March 23, 2016, our total contract backlog for our Domestic Offshore, International Offshore and International Liftboats segments was approximately $829.1 million for our executed contracts, including approximately $410.9 million related to the Maersk contract for the newbuild jackup rig, Hercules Highlander, and accordingly, our financial prospects are significantly dependent upon our contract with Maersk. In addition, the total contract backlog assumes that the dayrates on the Hercules 261 and Hercules 262 revert back to their originally contracted dayrates effective January 1, 2017. We calculate our contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. We may not be able to perform under our drilling contracts due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), and our customers may seek to cancel or renegotiate our contracts for various reasons. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. In addition, we can provide no assurance that our customers will pay any or all of the revenues that we have earned from them for providing our drilling and liftboat services. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.
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
Our financial prospects are significantly dependent on our drilling contract for our newbuild rig, Hercules Highlander, and we cannot guarantee the timely completion and delivery of the Hercules Highlander, which is being constructed at JSL and is currently scheduled for delivery in the second quarter of 2016.
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
Our business is capital intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt (which would increase our interest costs) or equity financings to execute our business strategy or to fund capital expenditures. Adequate sources of capital funding may not be available when needed or may not be available on acceptable terms. In addition, under the terms of our Senior Secured Credit Facility, we may be required to use the proceeds of any capital that we raise to repay existing indebtedness. If we raise additional funds by issuing additional equity securities, existing stockholders may experience dilution. If funding is insufficient at any time in the future, we may be unable to fund the maintenance of our assets, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.
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
We are currently considering sales or other dispositions of our assets, and any such disposition could be significant and could significantly affect the results of operations of one or more of our business segments. Asset sales may occur on less favorable terms than terms that might be available at other times in the business cycle. At any given time, discussions with one or more potential buyers may be at different stages. Any such discussions and agreements to sell assets may or may not result in the consummation of an asset sale. We may not be able to identify buyers with access to financing or complete sales on acceptable terms. In addition, our Senior Secured Credit Facility imposes certain restrictions and requirements on us with respect to asset sales, including approval by our lenders of certain asset sales. We may not be able to obtain lender approvals required for asset sales that we believe to be desirable, or our lenders may favor different strategic alternatives.
Our Senior Secured Credit Facility imposes significant additional costs and operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain actions.
Our Senior Secured Credit Facility imposes significant additional costs and operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur indebtedness;

•	pay dividends or make other distributions to equity holders;

•	prepay subordinated debt or unsecured debt;

•	make other restricted payments or investments (including investments in subsidiaries that are not guarantors);

•	enter into sale and leaseback transactions;

•	sell assets;

•	create liens;

•	enter into agreements that restrict dividends or other transfers of assets by restricted subsidiaries;

•	engage in transactions with affiliates;

•	modify or terminate any material agreement;

•	engage in any new line of business; and

•	consolidate, merge or transfer all or substantially all of our assets.
Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance our acquisitions, equipment purchases and development expenditures, or withstand the present or any future downturn in our business. Our lenders may not support strategic alternatives considered by the Special Committee of our Board of Directors, or our lenders may favor different strategic alternatives.
Our international operations are subject to additional political, economic, and other uncertainties not generally associated with domestic operations.
An element of our business strategy is to continue to expand into international oil and natural gas producing areas such as West Africa, the Middle East, the Asia-Pacific region and the North Sea. We operate liftboats in West Africa, including Nigeria, and in the Middle East. We also operate drilling rigs in Saudi Arabia, West Africa and Southeast Asia. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

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
Many of our existing jackup rigs are at a relative disadvantage to higher specification rigs, which may be more likely to obtain contracts than lower specification jackup rigs such as ours.
Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet other than our three ultra-high specification rigs, including one under construction. In our existing fleet, 17 of our 27 jackup rigs are mat-supported, which are generally limited to geographic areas with soft bottom conditions like much of the Gulf of Mexico. In addition, the majority of new rigs under construction are of higher specification than our existing fleet, other than our three ultra-high specification rigs, including one under construction. Most of these rigs under construction are currently without contracts, which may intensify price competition as scheduled delivery dates occur. Particularly in periods in which there is decreased rig demand such as we are currently experiencing, higher specification rigs may be more likely to obtain contracts than lower specification jackup rigs such as ours. In the past, lower specification rigs typically have been stacked earlier in the cycle of decreased rig demand than higher specification rigs and have been reactivated later in the cycle, which may adversely impact our business. In addition, higher specification rigs may be more adaptable to different operating conditions and therefore have greater flexibility to move to areas of demand in response to changes in market conditions. Because a majority of our rigs were designed specifically for drilling in the shallow-water of the U.S. Gulf of Mexico, our ability to move them to other regions in response to changes in market conditions is limited.
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
A small number of customers account for a significant portion of our revenue and backlog, and the loss of one or more of these customers could adversely affect our financial condition and results of operations.
In recent years there has been a significant consolidation in our customer base. Therefore, we derive a significant amount of our revenue and backlog from a few energy companies. Saudi Aramco, Chevron Corporation, Arena Energy and Eni accounted for 34%, 10%, 10% and 15%, respectively, of our successor revenue for the period November 6, 2015 to December 31, 2015 and 21%, 19%, 16% and 7%, respectively, of our predecessor revenue for the period January 1, 2015 to November 6, 2015. In addition, our financial prospects are significantly dependent on our five-year contract with Maersk, which is scheduled to commence in the second half of 2016 and is projected to account for a significant portion of our backlog. Our financial condition and results of operations will be materially adversely affected if any of these customers interrupt or curtail their activities, terminate or re-negotiate their contracts with us, fail to renew their existing contracts, refuse to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates, or fail to pay for the revenues that we have earned providing our drilling and liftboat services. The loss of any of these or any other significant customer could adversely affect our financial condition and results of operations.
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
We have in the past completed acquisitions (including the acquisition of individual rigs and liftboats and our acquisitions of Seahawk in 2011 and Discovery Offshore S.A. in 2013), although we do not currently intend to pursue acquisitions. Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms.
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
We are from time to time involved in various litigation matters. The numerous operating hazards inherent in our business increase our exposure to litigation, including personal injury litigation brought against us by our employees that are injured operating our rigs and liftboats. These matters may include, among other things, contract dispute, personal injury, environmental, asbestos and other toxic tort, employment, tax and securities litigation, and litigation that arises in the ordinary course of our business. We have extensive litigation brought against us in federal and state courts located in Louisiana, Mississippi and South Texas, areas that were significantly impacted by hurricanes in the past and by the Macondo well blowout incident. The jury pools in these areas have become increasingly more hostile to defendants, particularly corporate defendants in the oil and gas industry. We cannot predict with certainty the outcome or effect of any claim or other litigation matter. Litigation may have an adverse effect on us because of potential negative outcomes, the costs associated with defending the lawsuits, the diversion of our management’s resources and other factors.
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
The Debtors' emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The ownership changes and resulting annual limitation will result in the expiration of an estimated $60 million of net operating losses generated prior to the emergence date. Net operating losses, alternative minimum tax credits and certain built-in losses generated prior to the emergence date will be limited to $7.5 million per year. The amount of consolidated U.S. NOLs available as of December 31, 2015 is approximately $146.8 million. Additionally, we have $19.5 million of alternative minimum tax credits. These NOLs will expire in the years 2029 through 2035.
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

We may not be able to maintain our listing on NASDAQ, which would adversely affect the price and liquidity of our common stock.
To maintain the listing of our common stock on NASDAQ we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Companies traded on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Subsequent to December 31, 2015, our common stock traded below the $1.00 minimum bid price for 18 consecutive trading days, however, our stock price as of March 28, 2016 was $2.20 per share. If our common stock trades below the $1.00 minimum bid price for 30 consecutive business days, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy NASDAQ listing requirements, which could result in our common stock being delisted. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our property consists primarily of jackup rigs, liftboats and ancillary equipment, substantially all of which we own. All of our vessels (including Hercules Highlander when it is delivered) and substantially all of our other personal property are pledged to collateralize our Senior Secured Credit Facility.
We maintain offices, a maintenance facility, yard facilities, warehouses, a waterfront dock as well as residential premises in various countries, including the United States, United Kingdom, Nigeria, Singapore, Saudi Arabia, United Arab Emirates, Malaysia, Congo and Bahrain. All of these properties are leased except for an office and a warehouse in the United Kingdom. Our leased principal executive offices are located in Houston, Texas.
We incorporate by reference in response to this item the information set forth in Item 1 of this annual report.

Item 3.    Legal Proceedings
We are involved in various claims and lawsuits in the normal course of business. As of December 31, 2015, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies - Loss Contingencies.
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
Hercules 265 Litigation
In January 2015, Cameron International Corporation (“Cameron”), and Axon Pressure Products, Inc. and Axon EP, Inc. (collectively “Axon”) filed third-party complaints against us in a subrogation action that Walter Oil & Gas Corporation

("Walter") and its underwriters, together with Walter’s working interest partners, Tana Exploration Company, LLC and Helis Oil & Gas Company, LLC, filed against Cameron and Axon, among others, to recover an undisclosed amount of damages relating to the well control incident at South Timbalier 220 involving the Hercules 265. In response to Cameron and Axon's third-party complaints, we filed counterclaims against Cameron and Axon pursuing contribution and related claims. Subsequently, Walter dismissed Cameron from the subrogation action. Separately, Cameron and Axon have filed answers and claims in a limitation of liability action that we filed relating to the incident. In response, we filed counterclaims against Axon and Cameron pursuing contribution and related claims. After Walter and the other plaintiffs in the subrogation matter dismissed Cameron, Hercules and Cameron mutually dismissed all claims against each other in both the limitation of liability and subrogation actions. We have tendered defense and indemnity to Walter for the remaining claims asserted by Axon and other costs and/or liabilities arising from the incident, pursuant to the terms of the drilling contract between us and Walter. Until such time as Walter accepts the tender, we will vigorously defend the claims.
Settlement of Contractual Dispute
In August 2015, we agreed to a settlement of a contractual dispute relating to the sale of certain of our assets in 2006, pursuant to which settlement we received a $5.2 million payment in October 2015 and recorded a gain of the same amount, which is included in General and Administrative on the Consolidated Statement of Operations for the period January 1, 2015 to November 6, 2015.
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
Quarterly Common Stock Prices and Dividend Policy
In connection with the Company's emergence from Chapter 11, all shares of common stock of the Company outstanding prior to emergence were canceled on November 6, 2015. The emerged company ("Emerged Company") issued 20.0 million shares of new common stock, par value $0.01 per share (the "New Common Stock").
The Company's common stock was delisted from NASDAQ and its last day to trade on the NASDAQ Global Select Market was August 21, 2015. On August 24, 2015, the Company's common stock began trading on the OTC Market Group Inc.’s OTC Pink market. On November 6, 2015, the Emerged Company listed its common stock on the NASDAQ under the symbol "HERO" and it commenced trading on the NASDAQ Global Market on November 9, 2015. Upon listing on the NASDAQ, the common stock ceased to be listed on the OTC market. As of March 24, 2016, there were 65 stockholders of record. On March 24, 2016, the closing price of our common stock as reported by NASDAQ was $2.03 per share. The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock:

	Price
	High	Low
2015
Period from November 9, 2015 to December 31, 2015	$14.50	$2.05
We have not paid any cash dividends on our common stock and we do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our Credit Agreement restricts our ability to pay dividends or other distributions on our equity securities.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
In connection with the Company's emergence from Chapter 11, the Emerged Company issued 20.0 million shares of New Common Stock, par value $0.01 per share, of which 96.9%, or 19.4 million shares, were distributed to the holders of the Outstanding Notes of the pre-emerged company ("Pre-emerged Company") and 3.1%, or 0.6 million shares, were distributed to equity holders of the Pre-emerged Company. Additionally, the Emerged Company also issued 5.0 million warrants, which were distributed to equity holders of the Pre-emerged Company, exercisable until the Expiration Date, to purchase up to an aggregate of 5.0 million shares of New Common Stock at an initial exercise price of $70.50 per share, subject to adjustment as provided in the Warrant Agreement. Warrants are exercisable on a cashless basis at the election of the warrant holder. All unexercised Warrants shall expire, and the rights of Initial Beneficial Holders of such Warrants to purchase New Common Stock shall terminate at the close of business on the first to occur of (i) November 8, 2021 or (ii) the date of completion of (A) any Affiliated Asset Sale or (B) a Change of Control (as defined in the warrant agreement). Warrant holders will not have any rights as stockholders until a holder of Warrants becomes a holder of record of shares of Common Stock issued upon settlement of Warrants.
      The issuance of the 20.0 million shares of common stock and the 5.0 million warrants to purchase 5.0 million shares of common stock were issued in exchange for debt and equity of the Debtors and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code).

Issuer Purchases of Equity Securities
The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
October 1 - 31, 2015	255	$0.06	N/A	N/A
November 1 - 30, 2015	—	N/A	N/A	N/A
December 1 - 31, 2015	—	N/A	N/A	N/A
Total	255	0.06	N/A	N/A
 _____________________________

(1)
Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved 2004 Amended and Restated Long-Term Incentive Plan.

(2)	We did not have at any time during 2015, 2014 or 2013, and currently do not have, a share repurchase program in place.
There were eleven thousand shares held in treasury at November 6, 2015 that were valued at a per share price of $29.32 in connection with reorganization.

Item 6.	Selected Financial Data
We have derived the following condensed consolidated financial information as of December 31, 2015 and 2014 and for the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 from our audited consolidated financial statements included in Item 8 of this report. The condensed consolidated financial information as of December 31, 2013 and for the year ended December 31, 2012 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial information as of December 31, 2012 and for the year ended December 31, 2011 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial information as of December 31, 2011 was derived from our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2012, as amended by our current report on Form 8-K filed on August 23, 2013.
We were formed in July 2004 and commenced operations in August 2004. From our formation to December 31, 2015, we completed our (i) acquisition of the remaining 68% interest in Discovery Offshore S.A. ("Discovery") (52% on June 24, 2013 ("Acquisition Date")), and the remaining interest to reach 100% in the third quarter of 2013), which includes Hercules Triumph and Hercules Resilience; ii) acquisition of 20 jackup rigs and related assets, accounts receivable, accounts payable and certain contractual rights from Seahawk Drilling, Inc. and certain of its subsidiaries ("Seahawk") ("Seahawk Transaction") on April 27, 2011; iii) acquisition of TODCO and iv) acquisition of several other significant assets. Our financial results reflect the consolidation of Discovery's results as of the Acquisition Date, the impact of the Seahawk Transaction and various asset acquisitions from their respective dates of closing, which impacts the comparability of our historical financial results presented in the tables below.
In 2013, we closed on the sale of the majority of the Inland barges as well as our U.S. Gulf of Mexico Liftboats and related assets. The results of operations of the Inland segment and Domestic Liftboats segment are reflected in the Consolidated Statements of Operations for all periods presented as discontinued operations. The remaining assets of the Inland segment, which included spare equipment, one cold stacked barge and a barge that was used as a training rig, were transferred to the Domestic Offshore segment and the historical results of Domestic Offshore were recast to include the operating results of these remaining assets. Additionally, in 2009 (4 vessels) and 2012 (1 vessel), we transferred certain assets from our Domestic Liftboats segment to our International Liftboats segment. The historical results generated by these assets that were previously reported in the Domestic Liftboats segment are reported in the International Liftboats segment.
Upon the Company’s emergence from Chapter 11 on November 6, 2015, the Company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), which resulted in Hercules' becoming a new entity for financial reporting purposes. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, the Company’s consolidated financial statements subsequent to November 6, 2015 will not be comparable to our consolidated financial statements prior to November 6, 2015.

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

	Successor	Predecessor
(In thousands, except per share data)	Period from November 6, 2015 to December 31, 2015 (a)	Period from January 1, 2015 to November 6, 2015 (b)	Year Ended December 31, 2014 (c)	Year Ended December 31, 2013 (d)	Year Ended December 31, 2012 (e)	Year Ended December 31, 2011
Statement of Operations Data:
Revenue	$32,442	$303,206	$900,251	$858,300	$618,225	$574,571
Operating income (loss) attributable to Hercules Offshore, Inc.	(8,887)	(175,629)	(88,499)	51,471	(59,727)	(6,412)
Loss from continuing operations attributable to Hercules Offshore, Inc.	(23,669)	(602,494)	(216,110)	(26,770)	(121,000)	(54,750)
Loss per share from continuing operations attributable to Hercules Offshore, Inc.:
Basic and Diluted	$(1.18)	$(3.73)	$(1.35)	$(0.17)	$(0.79)	$(0.42)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$330,780	N/A	$207,937	$198,406	$259,193	$134,351
Working capital	311,331	N/A	239,841	227,291	217,184	174,598
Total assets	1,108,140	N/A	2,002,407	2,301,448	2,016,630	2,006,704
Long-term debt, net of current portion	428,715	N/A	1,210,919	1,210,676	798,013	818,146
Total equity	563,931	N/A	615,031	832,700	882,762	908,553
Cash dividends per share	—	—	—	—	—	—
 _____________________________

(a)	Includes a $1.3 million charge for reorganization items ($1.3 million net of tax or $0.06 per diluted share).

(b)
Includes a $357.1 million charge for reorganization items ($357.1 million net of tax or $2.21 per diluted share). In addition, 2015 includes $18.9 million of costs related to financing and restructuring activities ($18.9 million net of tax or $0.12 per diluted share), an $8.1 million charge on stock-based compensation due to bankruptcy ($8.1 million net of tax or $0.05 per diluted share), a $5.2 million gain on the settlement of a contractual dispute ($5.2 million net of tax or $0.03 per diluted share) and a $1.9 million charge related to the termination of the Predecessor Credit Facility ($1.9 million net of tax or $0.01 per diluted share).

(c)
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

(d)
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

(e)
Includes $108.2 million ($82.7 million, net of taxes or $0.54 per diluted share) in non-cash asset impairment charges. In addition, 2012 includes an $18.4 million gain ($11.9 million, net of taxes or $0.08 per diluted share) on the sale of Platform Rig 3 as well as a $27.3 million gain ($17.7 million, net of taxes or $0.12 per diluted share) for the Hercules 185 insurance settlement.

	Successor	Predecessor
(In thousands)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012	Year Ended December 31, 2011
Other Financial Data:
Net cash provided by (used in):
Operating activities	$(26,459)	$(9,601)	$114,713	$182,470	$68,363	$52,025
Investing activities	(4,611)	(264,630)	(101,841)	(572,663)	(52,269)	(32,520)
Financing activities	—	428,144	(3,341)	329,406	108,748	(21,820)
Capital expenditures	5,066	78,097	147,522	544,987	138,605	55,222
 _____________________________
(a) 2013 Capital expenditures includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2015 and 2014, and for the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, included in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements”.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of March 23, 2016, we operated a fleet of 27 jackup rigs (18 marketed, 9 cold stacked), including one rig under construction, and 19 liftboat vessels (18 marketed, 1 cold stacked). Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
The Company agreed, among other things, and subject to certain conditions: (a) to take no action that was materially inconsistent with the RSA, the Term Sheet or the Plan; and (b) not to support any alternative plan or transaction other than the Plan.

The Plan contemplated that the Debtors would reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan were expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Plan, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Plan are outlined below.
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
As the Plan was consummated as contemplated, holders of the Company’s Existing Common Stock received 3.1% of the New Common Stock and also received warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants is six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of the Company’s Existing Common Stock will receive only 3.1% of the New Common Stock and will not realize any value under the terms of the Warrants.
The entry into the RSA or the matters contemplated thereby may have been deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, the Company terminated its Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).
On August 13, 2015, the Debtors filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors implemented the Plan in accordance with the RSA that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. After the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Under the Chapter 11 Cases, which required Court approval, the Company’s trade creditors and vendors were paid in full in the ordinary course of business, and all of the Company’s contracts remained in effect in accordance with their terms preserving the rights of all parties. The Non-Filing Entities operated in the ordinary course of business.
The filing of the Chapter 11 Cases constituted an event of default with respect to the Company’s Outstanding Notes. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Notes, creditors were generally stayed from taking action as a result of these defaults.
On September 24, 2015, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order") and such order became final on October 8, 2015. On November 6, 2015 (the “Effective Date”) the Plan became effective pursuant to its terms and the Debtors emerged from Chapter 11.
On the Effective Date, the following items related to the Plan occurred:
•The obligations of the Debtors with respect to the Predecessor Company Outstanding Notes were canceled.
•Hero equity interests in the Predecessor Company were canceled.
•The Successor Company issued 20.0 million shares of new common stock, par value $0.01 per share (the "New Common Stock"), of which 96.9%, or 19.4 million shares, were distributed to the holders of the Outstanding Notes of the Predecessor Company and 3.1%, or 0.6 million shares, were distributed to equity holders of the Predecessor Company.

•The Successor Company also issued 5.0 million warrants, which were distributed to equity holders of the Predecessor Company, exercisable until the Expiration Date, to purchase up to an aggregate of 5.0 million shares of New Common Stock at an initial exercise price of $70.50 per share, subject to adjustment as provided in the Warrant Agreement. Warrants are exercisable on a cashless basis at the election of the warrant holder. All unexercised Warrants shall expire, and the rights of Initial Beneficial Holders of such Warrants to purchase New Common Stock shall terminate at the close of business on the first to occur of (i) November 8, 2021 or (ii) the date of completion of (A) any Affiliated Asset Sale or (B) a Change of Control (as defined in the warrant agreement). Warrant holders will not have any rights as stockholders until a holder of Warrants becomes a holder of record of shares of Common Stock issued upon settlement of Warrants. The number of shares of Common Stock for which a Warrant is exercisable, and the exercise price per share of such Warrant are subject to adjustment from time to time upon the occurrence of certain events, including the issuance of a dividend to all holders of Common Shares, the payment in respect to any tender offer or exchange offer by the Company for shares of Common Stock, or the occurrence of a Reorganization event defined in the Warrant Agreement as the occurrence of certain events constituting a Fundamental Equity Change (other than a Non-Affiliate Combination) or a reorganization, recapitalization, reclassification, consolidation, merger or similar event as a result of which the Common Stock would be converted into, changed into or exchanged for, stock, other securities, other property or assets (including Cash or any combination thereof), each holder of a Warrant will have the right to receive, upon exercise of a Warrant, an amount of securities, Cash or other property received in connection with such event with respect to or in exchange for the number of shares of Common Stock for which such Warrant is exercisable immediately prior to such event.
•The Successor Company entered into a Credit Agreement (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources) that provides for a $450.0 million senior secured credit facility consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander. The remaining proceeds of the loans were to be used to consummate the Plan, fund fees and expenses in connection therewith, and to provide for working capital and other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are guaranteed by substantially all of its domestic and foreign subsidiaries, and the obligations of the Company and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander when it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the ABR (the highest of the prime rate, the federal funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, and 2.0%), plus an applicable margin of 8.50%, or (ii) the LIBOR rate plus an applicable margin of 9.50% per annum. The LIBOR rate includes a floor of 1.0%. In connection with entering into the Credit Agreement, the Company paid to the original commitment parties a put option premium equal to 2.0% of each such commitment party’s commitment (one half of such fee was paid upon execution of the commitment letter, and the remaining half of such fee was paid on the Credit Agreement Closing Date), and the Company paid certain administrative and other fees to the Agent.
Fresh-Start Accounting
Upon our emergence from Chapter 11 on November 6, 2015, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”) which resulted in Hercules becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. The fair values of our assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of our assets and liabilities as reflected in its historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start reporting. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, our consolidated balance sheets and consolidated statements of operations subsequent to November 6, 2015 will not be comparable to our consolidated balance sheets and consolidated statements of operations prior to November 6, 2015.
Subsequent to the Petition Date, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business are reported as Reorganization Items, Net in the accompanying Consolidated Statement of Operations.
The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. During the Chapter 11 proceedings, our ability to continue as a going concern was contingent upon, among other factors, the Debtors’ ability to satisfy the remaining conditions to effectiveness contemplated under the Plan and to implement such plan of reorganization, including obtaining any exit financing.
Although we are exploring all strategic alternatives, we do not believe that there is substantial doubt about our ability to continue as a going concern through 2016.  As part of that assessment, based on facts known to us as of the filing of our Form 10K, we do not believe it is more likely than not that a bankruptcy filing will occur during 2016. Further, we do not intend to pursue any strategic action that results in an event of default under the Credit Agreement during 2016.  We are currently projecting, however, that we will violate the Maximum Senior Secured First Lien Leverage Ratio on March 31, 2017.  If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate these debt obligations.  In addition, we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value.  Because of this applicable premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option.
References to “Successor” or “Successor Company” relate to Hercules on and subsequent to November 6, 2015. References to “Predecessor” or “Predecessor Company” refer to Hercules on and prior to November 6, 2015.
Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, that we will own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment (HSHE) newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $211 million remains to be spent at December 31, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, costs to mobilize the rig to the first well, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in the second quarter of 2016. $200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account and are included in Restricted Cash on the Consolidated Balance Sheet as of December 31, 2015 to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander.
Perisai Management Contract
In November 2013, we entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby we agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. We receive a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015, but delivery has not yet occurred. It is our understanding that Perisai is in discussions with the shipyard to further delay delivery of the rig.
Specific to the Perisai Agreement, we recognized the following results in our International Offshore segment:

	Successor	Predecessor
(in millions)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31, 2014
Revenue	$1.3	$12.1	$11.1
Operating Expenses	0.8	6.3	5.6
Dayrate Reductions
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, we received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, we received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016.
Asset Dispositions and Impairment
During 2015, we sold six rigs, Hercules 85, Hercules 153, Hercules 203, Hercules 206, Hercules 207 and Hercules 211, for gross proceeds of $4.5 million and recorded a net loss on the sales of $5.5 million for the year ended December 31, 2015.
Segments
As of March 23, 2016, our business segments were Domestic Offshore, International Offshore, and International Liftboats, which included 18 jackup rigs, nine jackup rigs (including one jackup rig under construction) and 19 liftboats, respectively (See the information set forth in Part I, Item 1. Business - Our Segments and Fleet).
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
The most significant costs for our International Liftboats segment are the wages paid to crews, maintenance, insurance and repairs to the vessels and the amortization of regulatory drydocking costs. Unlike our Domestic Offshore and International Offshore segments, a significant portion of the expenses incurred with operating each liftboat are paid for or reimbursed by the customer under contractual terms and prices. This includes catering, oil, rental equipment and other items. We record reimbursements from customers as revenue and the related expenses as operating costs. Our liftboats are required to undergo regulatory inspections every year and to be drydocked two times every five years; the drydocking expenses and length of time in drydock vary depending on the condition of the vessel.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated. The period from November 6 to December 31, 2015 (Successor Company) and the period from January 1 to November 6, 2015 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on November 6, 2015. References in these results of operations to the change and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2015 in order to provide comparability of such information to the year ended December 31, 2014. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2014.

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
(Dollars in thousands)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31, 2014	Change	% Change
Domestic Offshore:
Number of rigs (as of end of period)	18	18	24
Revenue	$9,859	$131,308	$497,209	$(356,042)	(71.6)%
Operating expenses	8,966	95,279	261,399	(157,154)	(60.1)%
Asset impairment	—	—	199,508	(199,508)	n/m
Depreciation and amortization expense	1,097	39,031	70,576	(30,448)	(43.1)%
General and administrative expenses	404	5,462	6,314	(448)	(7.1)%
Operating loss	$(608)	$(8,464)	$(40,588)	$31,516	(77.6)%
International Offshore:
Number of rigs (as of end of period)	9	9	9
Revenue	$17,321	$113,438	$291,486	$(160,727)	(55.1)%
Operating expenses	14,395	131,291	207,190	(61,504)	(29.7)%
Depreciation and amortization expense	1,870	71,033	75,672	(2,769)	(3.7)%
General and administrative expenses	2,691	6,225	8,322	594	7.1%
Operating income (loss)	$(1,635)	$(95,111)	$302	$(97,048)	n/m
International Liftboats:
Number of liftboats (as of end of period)	19	19	24
Revenue	$5,262	$58,460	$111,556	$(47,834)	(42.9)%
Operating expenses	6,314	45,418	74,647	(22,915)	(30.7)%
Depreciation and amortization expense	1,567	14,599	20,763	(4,597)	(22.1)%
General and administrative expenses	626	11,608	11,712	522	4.5%
Operating income (loss)	$(3,245)	$(13,165)	$4,434	$(20,844)	n/m
Total Company:
Revenue	$32,442	$303,206	$900,251	$(564,603)	(62.7)%
Operating expenses	29,675	271,988	543,236	(241,573)	(44.5)%
Asset impairment	—	—	199,508	(199,508)	n/m
Depreciation and amortization expense	4,534	126,963	170,898	(39,401)	(23.1)%
General and administrative expenses	7,120	79,884	75,108	11,896	15.8%
Operating loss	(8,887)	(175,629)	(88,499)	(96,017)	108.5%
Interest expense	(7,939)	(61,173)	(99,142)	30,030	(30.3)%
Loss on extinguishment of debt	—	(1,884)	(19,925)	18,041	n/m
Reorganization items, net	(1,330)	(357,050)	—	(358,380)	n/m
Other, net	(4,785)	284	(39)	(4,462)	n/m
Loss before income taxes	(22,941)	(595,452)	(207,605)	(410,788)	197.9%
Income tax provision	(728)	(7,042)	(8,505)	735	(8.6)%
Loss from continuing operations	(23,669)	(602,494)	(216,110)	(410,053)	189.7%
Loss from discontinued operations, net of tax	—	—	—	—	n/m
Net loss	(23,669)	(602,494)	(216,110)	(410,053)	189.7%
Loss attributable to noncontrolling interest	—	—	—	—	n/m
Net loss attributable to Hercules Offshore, Inc	$(23,669)	$(602,494)	$(216,110)	$(410,053)	189.7%
  _____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Successor
	Period from November 6, 2015 to December 31, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	159	495	32.1%	$62,006	$18,113
International Offshore	220	440	50.0%	78,732	32,716
International Liftboats	298	990	30.1%	17,658	6,378

	Predecessor
	Period from January 1, 2015 to November 6, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	1,497	2,867	52.2%	$87,714	$33,233
International Offshore	1,221	2,480	49.2%	92,906	52,940
International Liftboats	2,776	6,686	41.5%	21,059	6,793

	Predecessor
	Year Ended December 31, 2014
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	4,624	6,243	74.1%	$107,528	$41,871
International Offshore	2,025	2,875	70.4%	143,944	72,066
International Liftboats	4,332	8,395	51.6%	25,752	8,892
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

2015 Compared to 2014
Revenue
Consolidated. The decrease in revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment due to a decline in operating days and lower average dayrates.
International Offshore. Revenue for our International Offshore segment decreased primarily due to the following:

•	Hercules Triumph did not work in 2015 as it was in the shipyard in early 2015 preparing for North Sea operations and ready stacked the remainder of 2015;

•	Hercules Resilience was ready stacked during 2015;

•	Hercules 208 experienced lower utilization in 2015;

•	Hercules 266 experienced a reduction in dayrate during 2015;

•	Hercules 267 experienced lower average dayrates and a decline in operating days in 2015; and

•	Hercules 262 experienced a reduction in dayrate and a decline in operating days in 2015 and 2014 included mobilization revenue.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted from a decline in operating days and lower average revenue per vessel per day.
Operating Expenses
Consolidated. The decrease in operating expenses is described below.
Domestic Offshore. Operating expenses for our Domestic Offshore segment decreased across almost all expense categories. This decrease was partially offset by net gains on asset sales in 2014.
International Offshore. The decrease in operating expenses for our International Offshore segment is primarily due to the following:

•	Hercules Resilience was ready stacked in 2015;

•	Hercules Triumph was ready stacked most of 2015 and 2014 included costs to mobilize the rig from India to the North Sea;

•	Hercules 267 was ready and warm stacked during 2015, as compared to being in the shipyard for repairs and maintenance a portion of 2014;

•	Hercules 208 was ready and warm stacked a portion of 2015 which decreased operating expenses. This decrease was partially offset by costs incurred in 2015 for the rig's demobilization from India;

•	Hercules 261 experienced cost reductions in 2015 and 2014 included amortization of deferred contract preparation costs;

•	Hercules 262 experienced cost reductions in 2015 and 2014 included amortization of deferred contract preparation costs; partially offset by increases in operating expenses due to:

•	Hercules 258 gain on sale in April 2014; and

•	Hercules 260 was in the shipyard preparing for a contract a portion of 2015.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is largely due to a reduction in the following expenses: labor, equipment rentals, contract labor, catering and travel.
Asset Impairment
During 2014, we recorded non-cash asset impairment charges of $199.5 million in our Domestic Offshore segment to write-down the Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253 to fair value based on a third-party estimate.
Depreciation and Amortization
Upon our emergence from Chapter 11, we applied the provisions of fresh-start accounting and revalued our property and equipment and drydocking asset to fair value which resulted in a decrease in those values. The decrease in depreciation and amortization is largely due to the reduction in asset values as a result of fresh start accounting as well as the impact of rigs impaired in 2014. These decreases are partially offset by additional depreciation related to capital projects.
General and Administrative Expenses
The increase in general and administrative expense is largely due to pre-petition costs related to financing and restructuring activities, partially offset by a gain on the settlement of a contractual dispute relating to the sale of certain of our assets in 2006.
Interest Expense
The decrease in interest expense is primarily due to the suspension of interest on Predecessor debt subsequent to the Chapter 11 filing.

Reorganization Items, Net
Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor	Predecessor
(in thousands)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015
Professional Fees	$1,330	$12,819
Net Gain on Reorganization Adjustments	—	(686,559)
Net Loss on Fresh-Start Adjustments	—	1,019,255
Non-Cash Expense for Write-off of Debt Issuance Costs Related to Predecessor Senior Notes (a)	—	11,535
Reorganization Items, Net	$1,330	$357,050
_____________________

(a)
The carrying value of debt that was subject to compromise was adjusted to include the related unamortized debt issuance costs; this adjusted debt amount was compared to the probable amount of claim allowed, which resulted in a non-cash expense of $11.5 million during the quarter ended September 30, 2015.

Other, Net
The Increase in other expense, net is primarily related to the loss on the embedded put option derivative due to the change in the fair market value from November 6, 2015 to December 31, 2015.
Loss on Extinguishment of Debt
During the Predecessor period January 1, 2015 to November 6, 2015, we terminated our Credit Facility and wrote off $1.8 million in associated unamortized debt issuance costs, as well as expensed $0.1 million in associated professional fees.
During 2014, we redeemed $300.0 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $16.9 million for the call premium and wrote off $1.9 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
Income Tax Provision
During 2015 income tax expense decreased by $0.7 million. Foreign income tax decreased due to a reduction in operations in foreign jurisdictions in 2015. The Predecessor period January 1, 2015 to November 6, 2015 includes a $0.9 million tax benefit related to an expiration of the statute of limitations of an unrecognized tax benefit. 2014 includes a $5.7 million tax benefit related to an expiration of the statute of limitations of an unrecognized tax benefit.

The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Predecessor
	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change	% Change
Domestic Offshore:
Number of rigs (as of end of period)	24	28
Revenue	$497,209	$522,705	$(25,496)	(4.9)%
Operating expenses	261,399	232,166	29,233	12.6%
Asset impairment	199,508	114,168	85,340	n/m
Depreciation and amortization expense	70,576	78,526	(7,950)	(10.1)%
General and administrative expenses	6,314	7,643	(1,329)	(17.4)%
Operating income (loss)	$(40,588)	$90,202	$(130,790)	n/m
International Offshore:
Number of rigs (as of end of period)	9	10
Revenue	$291,486	$190,376	$101,110	53.1%
Operating expenses	207,190	145,650	61,540	42.3%
Depreciation and amortization expense	75,672	51,759	23,913	46.2%
General and administrative expenses	8,322	12,729	(4,407)	(34.6)%
Operating income (loss)	$302	$(19,762)	$20,064	n/m
International Liftboats:
Number of liftboats (as of end of period)	24	24
Revenue	$111,556	$145,219	$(33,663)	(23.2)%
Operating expenses	74,647	83,516	(8,869)	(10.6)%
Depreciation and amortization expense	20,763	18,627	2,136	11.5%
General and administrative expenses	11,712	5,501	6,211	112.9%
Operating income	$4,434	$37,575	$(33,141)	(88.2)%
Total Company:
Revenue	$900,251	$858,300	$41,951	4.9%
Operating expenses	543,236	461,332	81,904	17.8%
Asset impairment	199,508	114,168	85,340	n/m
Depreciation and amortization expense	170,898	151,943	18,955	12.5%
General and administrative expenses	75,108	79,425	(4,317)	(5.4)%
Operating income (loss)	(88,499)	51,432	(139,931)	n/m
Interest expense	(99,142)	(73,248)	(25,894)	35.4%
Loss on extinguishment of debt	(19,925)	(29,295)	9,370	n/m
Gain on equity investment	—	14,876	(14,876)	n/m
Other, net	(39)	(1,518)	1,479	(97.4)%
Loss before income taxes	(207,605)	(37,753)	(169,852)	449.9%
Income tax benefit (provision)	(8,505)	10,944	(19,449)	n/m
Loss from continuing operations	(216,110)	(26,809)	(189,301)	706.1%
Loss from discontinued operations, net of taxes	—	(41,308)	41,308	n/m
Net loss	(216,110)	(68,117)	(147,993)	217.3%
Loss attributable to noncontrolling interest	—	39	(39)	n/m
Net loss attributable to Hercules Offshore, Inc.	$(216,110)	$(68,078)	$(148,032)	217.4%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Predecessor
	Year Ended December 31, 2014
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	4,624	6,243	74.1%	$107,528	$41,871
International Offshore	2,025	2,875	70.4%	143,944	72,066
International Liftboats	4,332	8,395	51.6%	25,752	8,892

	Predecessor
	Year Ended December 31, 2013
	Operating Days	Available Days	Utilization	Average Revenue per Day	Average Operating Expense per Day
Domestic Offshore	5,930	6,649	89.2%	$88,146	$34,917
International Offshore	1,572	2,177	72.2%	121,104	66,904
International Liftboats	5,900	8,336	70.8%	24,613	10,019
2014 Compared to 2013
Revenue
Consolidated. The increase in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment due to a decline in operating days in 2014 as compared to 2013, which contributed to a decrease in revenue of approximately $140 million primarily due to lower demand, several rigs undergoing scheduled regulatory surveys and repairs as well as Hercules 265 being out of service in 2014. Partially offsetting this decrease, our Domestic Offshore segment realized higher average dayrates in 2014 as compared to 2013, which contributed to an increase of approximately $115 million.
International Offshore. Revenue for our International Offshore segment increased due to the following:

•	$35.9 million increase from Hercules Triumph primarily due to the rig commencing work in November 2013;

•	$32.1 million increase from Hercules Resilience primarily due to the rig commencing work in February 2014;

•
$20.9 million increase from Hercules 208 primarily driven by the rig being in the shipyard during 2013 for a special survey as well as higher utilization in 2014 and mobilization revenue recognized in 2014;

•	$14.3 million increase from Hercules 266 as the rig commenced work in April 2013;

•	$14.9 million increase from Hercules 267 as the rig commenced work in November 2013;

•	$11.1 million increase related to the Perisai management agreement; partially offset by:

•
$14.2 million decrease from Hercules 260 as it was ready stacked during a portion of 2014 as well as 2013 including revenue for the reimbursement of certain costs from our customer related to the rig's spudcan damage; and

•	$7.3 million decrease from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of 2014 for a special survey.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted largely from a decrease in utilization of the majority of our vessels in West Africa. This decrease was partially offset by a $6.5 million increase in revenue from our vessels in the Middle East.
Operating Expenses
Consolidated. The increase in consolidated operating expenses is described below.
Domestic Offshore. The increase in operating expenses for our Domestic Offshore segment related primarily to the following:

•	$25.8 million increase from Hercules 265 due to a $31.6 million gain on insurance settlement in 2013 partially offset by a reduction in operating expenses in 2014 due to the rig being out of service;

•	$4.6 million increase in labor costs in 2014 as compared to 2013;

•	$5.9 million increase to state sales and use taxes in 2014 as compared to 2013;

•	$3.8 million increase to workers' compensation; partially offset by:

•	$3.1 million decrease to repairs and maintenance; and

•	$9.6 million in additional net gains on asset sales in 2014 as compared to 2013.
International Offshore. The increase in operating expenses for our International Offshore segment is primarily due to the following:

•	$29.7 million increase from Hercules Resilience primarily due to the rig commencing operations in February 2014;

•
$27.2 million increase from Hercules Triumph primarily due to the rig commencing operations in November 2013 and incurring costs in 2014 of approximately $8 million to mobilize the rig from India to the North Sea;

•	$25.3 million increase from Hercules 267 primarily due to the rig being in the shipyard in 2013 preparing for a contract;

•	$5.6 million increase related to the Perisai management agreement;

•	$4.1 million increase from Hercules 261 primarily driven by the rig being in the shipyard during a significant portion of 2014 for a special survey;

•	$3.9 million increase from Hercules 266 as the rig began working in April 2013; partially offset by a:

•	$10.5 million gain on the sale of Hercules 258 in 2014;

•	$11.5 million decrease from Hercules 170 due to a loss on its sale in 2013; and

•	$7.4 million decrease from Hercules 260 in 2014 as compared to 2013 primarily due to repair costs in 2013 related to the rig's spudcan damage.
International Liftboats. The decrease in operating expenses for our International Liftboats segment is primarily due to a $4.8 million reduction in repairs and maintenance costs in 2014 as compared to 2013 and a $2.6 million write down of the Croaker to fair market value in 2013.
Asset Impairment
During 2014, we recorded non-cash asset impairment charges of $199.5 million in our Domestic Offshore segment to write-down the Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253 to fair value based on a third-party estimate.
In 2013, we recorded a non-cash asset impairment charge of $114.2 million in our Domestic Offshore segment which includes the write-down of Hercules 153, Hercules 203, Hercules 206 and Hercules 250 to fair value based on a third-party estimate.
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
General and Administrative Expenses
The decrease in general and administrative expenses is primarily related to a $6.7 million decrease to labor costs, primarily in Corporate, and a $2.6 million decrease to professional fees, primarily in our International Offshore segment. These decreases are partially offset by a $5.0 million increase to bad debt provision in 2014 as compared to 2013 primarily related to a customer in our International Liftboat segment.

Interest Expense
The increase in interest expense for 2014 is primarily due to $18.0 million in interest on our 8.75% Senior Notes due 2021 which were issued in July 2013 as well as a reduction in interest capitalization of $16.0 million in 2014 as compared to 2013. 2013 included interest capitalization on upgrade and reactivation projects and the Hercules Triumph project which were all completed in 2013, and the Hercules Resilience project which was completed in February 2014, while 2014 includes interest capitalization on the Hercules Resilience and Hercules Highlander projects. These increases in interest expense are partially offset by a $7.9 million reduction in interest expense associated with the redemption of our 10.5% Senior Notes and refinancing these notes with the issuance of our 7.5% Senior Notes in the fourth quarter of 2013.
Loss on Extinguishment of Debt
During 2014, we redeemed $300.0 million aggregate principal amount of our 7.125% Senior Secured Notes and expensed $16.9 million for the call premium and wrote off $1.9 million in unamortized debt issuance costs associated with these notes. In addition, we expensed $1.1 million in bank fees related to the issuance of the 6.75% Senior Notes.
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
Income Tax Benefit (Provision)
During 2014, we generated income tax expense from continuing operations of $8.5 million, compared to an income tax benefit from continuing operations of $10.9 million, during 2013. The change is primarily related to the $37.7 million tax benefit recorded in 2013 related to the tax attributes received from the Seahawk Transaction net of a valuation allowance. Additionally, the variation is due to the change to the US valuation allowance partially offset by the tax effect of the mix of earnings (losses) from different jurisdictions, and the impact of discrete items.
Discontinued Operations
In 2013, we had a loss from our former Inland and Domestic Liftboat operations of $37.0 million, net of taxes, and $4.3 million, net of taxes, respectively. These losses included a pre-tax non-cash asset impairment charge of $40.9 million and $3.5 million for the former Inland and Domestic Liftboat operations, respectively, to write down the assets to fair value less estimated costs to sell. Additionally, the loss from our former Inland operations includes a $4.8 million pre-tax gain on the sale of Hercules 27 in August 2013. The sale of these assets was completed in the third quarter of 2013.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating income (loss), adjusted income (loss) from continuing operations, adjusted diluted earnings (loss) per share from continuing operations, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Predecessor Credit Agreement required us to maintain compliance with a maximum secured leverage ratio, which contained Non-GAAP adjustments as components, iv) the Successor Credit Agreement requires us to maintain compliance with a maximum senior secured first lien leverage ratio, which contains Non-GAAP adjustments as components, v) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, vi) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vii) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to income from continuing operations or net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.
The following tables present a reconciliation of the GAAP financial measures to the corresponding adjusted financial measures (in thousands, except per share amounts):

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Operating Income (Loss) attributable to Hercules Offshore, Inc.	$(8,887)	$(175,629)	$(88,499)	$51,471
Adjustments:
Asset impairment	—	—	199,508	114,168
Net (gain) loss on sale of assets	—	3,564	(22,620)	—
Gain on Hercules 265 insurance settlement	—	—	—	(31,600)
Loss on sale of Hercules 170	—	—	—	11,498
Costs related to financing and restructuring activities	—	18,879	—	—
Loss on stock-based compensation due to bankruptcy	—	8,110	—	—
Gain on settlement of contractual dispute	—	(5,220)	—	—
Total adjustments	—	25,333	176,888	94,066
Adjusted Operating Income (Loss)	$(8,887)	$(150,296)	$88,389	$145,537
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(23,669)	$(602,494)	$(216,110)	$(26,770)
Adjustments:
Asset impairment	—	—	199,508	114,168
Net (gain) loss on sale of assets	—	3,564	(22,620)	—
Gain on Hercules 265 insurance settlement	—	—	—	(31,600)
Loss on sale of Hercules 170	—	—	—	11,498
Costs related to financing and restructuring activities	—	18,879	—	—
Loss on stock-based compensation due to bankruptcy	—	8,110	—	—
Gain on settlement of contractual dispute	—	(5,220)	—	—
Reorganization items, net	1,330	357,050	—	—
Loss on extinguishment of debt	—	1,884	19,925	29,295
Gain on equity investment	—	—	—	(14,876)
Tax benefit (a)	—	—	—	(37,729)
Total adjustments	1,330	384,267	196,813	70,756
Adjusted Income (Loss) from Continuing Operations	$(22,339)	$(218,227)	$(19,297)	$43,986
Diluted Loss per Share from Continuing Operations	$(1.18)	$(3.73)	$(1.35)	$(0.17)
Adjustments:
Asset impairment	—	—	1.24	0.71
Net (gain) loss on sale of assets	—	0.02	(0.14)	—
Gain on Hercules 265 insurance settlement	—	—	—	(0.20)
Loss on sale of Hercules 170	—	—	—	0.07
Costs related to financing and restructuring activities	—	0.12	—	—
Loss on stock-based compensation due to bankruptcy	—	0.05	—	—
Gain on settlement of contractual dispute	—	(0.03)	—	—
Reorganization items, net	0.06	2.21	—	—
Loss on extinguishment of debt	—	0.01	0.13	0.18
Gain on equity investment	—	—	—	(0.09)
Tax benefit (a)	—	—	—	(0.23)
Total adjustments	0.06	2.38	1.23	0.44
Adjusted Diluted Earnings (Loss) per Share from Continuing Operations	$(1.12)	$(1.35)	$(0.12)	$0.27

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Loss from Continuing Operations attributable to Hercules Offshore, Inc.	$(23,669)	$(602,494)	$(216,110)	$(26,770)
Interest expense	7,939	61,173	99,142	73,248
Income tax provision (benefit)	728	7,042	8,505	(10,944)
Depreciation and amortization	4,534	126,963	170,898	151,943
EBITDA	(10,468)	(407,316)	62,435	187,477
Adjustments:
Asset impairment	—	—	199,508	114,168
Net (gain) loss on sale of assets	—	3,564	(22,620)	—
Gain on Hercules 265 insurance settlement	—	—	—	(31,600)
Loss on sale of Hercules 170	—	—	—	11,498
Costs related to financing and restructuring activities	—	18,879	—	—
Loss on stock-based compensation due to bankruptcy	—	8,110	—	—
Gain on settlement of contractual dispute	—	(5,220)	—	—
Reorganization items, net	1,330	357,050	—	—
Loss on extinguishment of debt	—	1,884	19,925	29,295
Gain on equity investment	—	—	—	(14,876)
Total adjustments	1,330	384,267	196,813	108,485
Adjusted EBITDA	$(9,138)	$(23,049)	$259,248	$295,962
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
Accrued Self-Insurance Reserves
We are self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are estimated by our internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and our historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by our third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2015 and 2014, there was $18.5 million and $24.5 million in accrued self-insurance reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.

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
Stock-Based Compensation
We recognize compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such we record the grant date fair value of time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards were recognized using the accelerated method over the requisite service period. The fair value of our awards that are share settled are based on the closing price of our common stock on the date of grant. For those performance based grants that contained a market performance condition, the Monte Carlo simulation was used for valuation as of the date of grant. All of our cash settled awards were recorded as a liability at fair value, which was remeasured at the end of each reporting period, over the requisite service period. Our cash settled liability awards that contained market performance conditions were valued using a Monte Carlo simulation. We also estimate future forfeitures and related tax effects. Our estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards. On the Effective Date, all share-based awards requiring share settlement that were granted under the Predecessor were canceled. Certain award agreements requiring cash settlement contained change of control provisions which provided for vesting. The Successor Company has only granted time-based restricted stock.
Our estimate of future expense relating to restricted stock awards granted through December 31, 2015 as well as the remaining vesting period over which the associated expense is to be recognized is presented in the table below; however, due to the uncertainty in the level of awards to be granted in the future, these amounts are estimates and subject to change.

	December 31, 2015
	Unrecognized Compensation Expense	Weighted Average Remaining Term
	(in thousands)	(in years)
Time-based Restricted Stock Awards	$434	0.9
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production ("E&P") customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors. Based on 2016 capital spending surveys, we expect both domestic and international focused exploration and production capital spending will decrease significantly from already declining 2015 levels.
Drilling activity levels in the shallow-water U.S. Gulf of Mexico are dependent on crude oil and natural gas prices, prospectivity of hydrocarbons, capital budgets of our customers as well as their ability to obtain necessary drilling permits to operate in the region.
The supply of marketed jackup rigs in the U.S. Gulf of Mexico has declined significantly since 2008, driven by events such as the financial crisis that began in late 2008, the imposition of new regulations after the Macondo incident in 2010, the consolidation of domestic customers that began in 2013 and continued in 2014, and the sharp decline in crude oil prices since mid-2014. Such events have led drilling contractors, including us, to cold stack, or no longer actively market, a number of rigs in the region. In other instances, rigs have been sold for conversion purposes, scrapped, or mobilized out of the U.S. Gulf of Mexico. As a result, the number of existing, actively marketed jackup rigs in the U.S. Gulf of Mexico, has declined from approximately 63 rigs in late 2008 to 21 rigs as of March 23, 2016, of which 9 are ours.
The fall in the price of crude oil, coupled with the consolidation of the domestic customer base, have negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Jackup rig demand in the region, as defined by rigs under contract, has fallen from 31 rigs on July 21, 2014 to 6 rigs as of March 23, 2016. We expect the overall environment for rig demand to remain relatively soft through 2016, assuming commodity prices remain at or near current levels. Given these market conditions, we have executed a number of cost saving measures, including our decision to cold stack and warm stack over half of our domestic rigs since the fourth quarter of 2014. We currently believe that this is an appropriate step to reduce costs, better balance the market and support utilization on our marketed rigs. However, should we see indicators of stronger demand, we will have capacity ready to respond timely to these signals.
Demand for rigs in our International Offshore segment is primarily dependent on crude oil prices. Due to the sharp drop in crude oil prices, international capital spending budgets for 2016 is expected to be lower than prior years. This will have negative implications for jackup demand for all classes of rigs. In addition, new capacity that have entered the market over the past three years as well as new capacity growth expected over the next five years could put further pressure on the operating environment for the existing jackup rig fleet. The number of existing marketed jackup rigs, outside of the U.S. Gulf of Mexico, have increased from 394 rigs as of January 2, 2013 to 451 rigs as of March 23, 2016. Furthermore, as of March 23, 2016, there are approximately 124 jackup rigs under construction, on order and planned for delivery worldwide through 2020. One of the new rigs under construction is the Hercules Highlander. The Company has made significant progress on the construction of the Hercules Highlander, and the rig is scheduled to be delivered from the shipyard in Singapore during the second quarter 2016. Shortly after delivery of the Hercules Highlander, the rig will be mobilized to the U.K. North Sea, where it will commence operations under a five year contract with the customer Maersk Oil.
Liftboats
Demand for liftboats is typically a function of our customers' demand for offshore infrastructure construction, inspection and maintenance, well maintenance, well plugging and abandonment, and other related activities. Although activity levels for liftboats are not as closely correlated to commodity prices as our drilling segments, commodity prices are still a key driver of liftboat demand. Since early 2014, demand for liftboat services in West Africa has been weak. We believe this has been driven by budgetary constraints with major customers primarily in Nigeria, which we expect will continue through 2016. Additional supply of vessels mobilized into the region could also impact the utilization and pricing for our liftboat fleet. Utilization can and has been negatively impacted by local labor disputes, regional conflicts and other political events, particularly in West Africa. In the Middle East, we expect demand for liftboats to be a function of construction and well servicing activity levels. Due to the decline of oil prices, several construction projects previously planned in the region have been deferred to the latter part of 2016 or canceled. As a result, the Company expects activity levels in the Middle East to be weak through at least the first half of 2016.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash are as follows (in millions):

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(26.5)	$(9.6)	$114.7
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(5.1)	(78.1)	(147.5)
Increase in Restricted Cash	—	(200.0)	—
Insurance Proceeds Received	—	3.5	9.1
Proceeds from Sale of Assets, Net	0.1	9.7	35.1
Other	0.4	0.3	1.5
Total Cash Provided by (Used in) Investing Activities	(4.6)	(264.6)	(101.8)
Net Cash Provided by (Used in) Financing Activities:
Long-term Debt Borrowings	—	436.5	300.0
Redemption of 7.125% Senior Secured Notes	—	—	(300.0)
Payment of Debt Issuance Costs	—	(8.4)	(3.9)
Other	—	—	0.5
Total Cash Provided by (Used in) Financing Activities:	—	428.1	(3.4)
Net Increase (Decrease) in Cash and Cash Equivalents	$(31.1)	$153.9	$9.5
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand and cash from operations. We currently believe we will have adequate liquidity to fund our operations through at least December 31, 2016. However, to the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets. Furthermore, we may need to raise additional funds through debt or equity offerings or asset sales to refinance existing debt, to fund capital expenditures or for general corporate purposes.
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.
Senior Secured Credit Facility
On November 6, 2015 (the “Credit Agreement Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) that provides for a $450.0 million senior secured credit facility ("Senior Secured Credit Facility") consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account pursuant to an Escrow Agreement and will be released pursuant to the terms of such Agreement. The Escrowed Amount is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview). The remaining proceeds of the loans are being used to consummate the Plan, fund fees and expenses in connection therewith, and to provide for working capital and other general corporate purposes of us and our subsidiaries. All loans under the Credit Agreement mature on May 6, 2020.
We may voluntarily prepay loans under the Credit Agreement, subject to customary notice requirements and minimum prepayment amounts, the payment of LIBOR breakage costs, if any, and (i) if such prepayment is made prior to the third anniversary of the Credit Agreement Closing Date, a prepayment premium of 3.0% of the principal amount of the loans being prepaid plus the present value of the sum of all required payments of interest on the aggregate principal amount of the loans being prepaid through the third anniversary of the Credit Agreement Closing Date, (ii) if such prepayment made after the third anniversary of the Credit Agreement Closing Date but on or prior to the fourth anniversary of the Credit Agreement Closing Date, a prepayment premium of 3.0% of the aggregate principal amount of the loans being prepaid and (iii) if such prepayment is made after the fourth anniversary of the Credit Agreement Closing Date, without premium or penalty.

The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with (i) the net proceeds of certain asset sales and casualty events, subject to certain reinvestment rights, (ii) the net proceeds of certain equity issuances, subject to certain exceptions, including with respect to equity issuances used to finance acquisitions, (iii) the net proceeds of debt issuances not permitted by the Credit Agreement, (iv) any cancellation, termination or other fee received in connection with the cancellation or termination of the construction contract or drilling contract for the Hercules Highlander, and (v) the Escrowed Amount if the Escrow Conditions are not satisfied. No prepayment premium is payable in connection with any of these mandatory prepayments, unless the mandatory prepayment is a result of the issuance of debt not permitted by the Credit Agreement. In addition, if a change of control (as defined in the Credit Agreement) occurs, each lender will have the right to require us to prepay our loans at 101% of the principal amount of the loans requested to be prepaid.
Loans under the Credit Agreement bear interest, at our option, at either (i) the ABR (the highest of the prime rate, the federal funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, and 2.0%), plus an applicable margin of 8.50%, or (ii) the LIBOR rate plus an applicable margin of 9.50% per annum. The LIBOR rate includes a floor of 1.0%. In connection with entering into the Credit Agreement, we paid to the original commitment parties a put option premium equal to 2.0% of each such commitment party’s commitment (one half of such fee was paid upon execution of the commitment letter, and the remaining half of such fee was paid on the Credit Agreement Closing Date) in aggregate a total of $9.0 million, and we paid certain administrative and other fees to the Agent of $1.2 million.
The Credit Agreement contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
• incur indebtedness;
• create liens;
• enter into sale and leaseback transactions;
• pay dividends or make other distributions to equity holders;
• prepay subordinated debt or unsecured debt;
• make other restricted payments or investments (including investments in subsidiaries that are not guarantors);
• consolidate, merge or transfer all or substantially all of its assets;
• sell assets;
• engage in transactions with its affiliates;
• modify or terminate any material agreement;
• enter into agreements that restrict dividends or other transfers of assets by restricted subsidiaries; and
• engage in any new line of business.
These covenants are subject to a number of important qualifications and limitations. In addition, we have to maintain compliance with (i) a maximum senior secured first lien leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured first lien debt to consolidated net income before interest, taxes, depreciation and amortization, which EBITDA amount will be annualized for any test period during 2017) commencing from the fiscal quarter ending March 31, 2017 and (ii) a minimum liquidity amount, consisting of unrestricted cash and cash equivalents, commencing from the Credit Agreement Closing Date. The maximum secured leverage ratio is 6.0 to 1.0 for the fiscal quarter ending March 31, 2017, 5.0 to 1.0 for the fiscal quarter ending June 30, 2017, 4.0 to 1.0 for the fiscal quarter ending September 30, 2017, and 3.5 to 1.0 for the fiscal quarter ending December 31, 2017 and thereafter. The minimum liquidity is $100.0 million for the period beginning on the Credit Agreement Closing Date and ending on June 30, 2016, $75.0 million for the period beginning July 1, 2016 and ending December 31, 2016, $50.0 million for the period beginning January 1, 2017 and ending June 30, 2017, and $25.0 million for the period beginning July 1, 2017 and thereafter. At December 31, 2015, we were in compliance with all covenants under our Senior Secured Credit Facility.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic and foreign subsidiaries, and the obligations of us and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander when it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Upon an event of default under the Credit Agreement, the Agent may, or at the direction of lenders holding a majority of the loans under the Credit Agreement shall, declare all amounts owing under the Credit Agreement to be due and payable. In addition, upon an event of default under the Credit Agreement the Agent is empowered to exercise all rights and remedies of a secured party and foreclose upon the collateral securing the Credit Agreement, in addition to all other rights and remedies under the security documents described in the Credit Agreement. Upon any acceleration of the loans under the Credit Agreement, the prepayment premiums described above that are otherwise applicable to voluntary prepayments shall become due and payable to the lenders.

Embedded Derivative
We identified an embedded derivative related to a put option feature included in the Senior Secured Credit Facility, where, upon the occurrence of certain events of default and where we are not able to obtain a waiver from our lenders, the principal amount of our debt could be accelerated and we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value. The accounting treatment of derivative financial instruments requires us to bifurcate and fair value the derivative as of the inception date of the Senior Secured Credit Facility and to fair value the derivative as of each subsequent reporting date.
Upon issuance of the Senior Secured Credit Facility on November 6, 2015, the Company received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million. After these adjustments, the debt approximated $417.0 million.
In connection with fresh-start accounting, the debt was recorded at fair value of $428.0 million which was determined using an Income Approach, specifically the risk-neutral method. The difference between the $450.0 million face amount and the fair value recorded in fresh-start accounting is being amortized over 4.5 years, the current expected life of the debt.
Cancellation of Indebtedness
In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes, 3.375% Convertible Senior Notes and 7.375% Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).
Termination of Credit Facility
On April 3, 2012, we entered into a credit agreement which as amended on July 8, 2013 (the "Predecessor Credit Agreement") governed our senior secured revolving credit facility (the "Credit Facility"). The Predecessor Credit Agreement provided for a $150.0 million senior secured revolving credit facility.
In connection with the RSA, we terminated the Credit Facility effective June 22, 2015 (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview). There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. Liens on our vessels that secured the Credit Facility have been released. We maintained compliance with all covenants under the Credit Facility through the termination date and have paid all fees in full.
8.75% Senior Notes due 2021
On July 8, 2013, we completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million we received from the sales of our inland barge rigs, domestic liftboats and related assets), were used to fund our acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 8.75% Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).
7.5% Senior Notes due 2021
On October 1, 2013, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 7.5% Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).
6.75% Senior Notes due 2022
On March 26, 2014, we completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and we received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 6.75% Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).

10.25% Senior Notes due 2019
On April 3, 2012, we completed the issuance and sale of $200.0 million aggregate principal amount of senior notes at a coupon rate of 10.25% (“10.25% Senior Notes”) with maturity in April 2019. These notes were sold at par and we received net proceeds from the offering of the notes of $195.4 million after deducting the initial purchasers' discounts and offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 10.25% Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).
3.375% Convertible Senior Notes due 2038
In May 2012, we repurchased a portion of the 3.375% Convertible Senior Notes and in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options, the settlement consideration was allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a gain or loss on debt extinguishment. If there would have been any remaining settlement consideration, it would have been allocated to the reacquisition of the equity component and recognized as a reduction of equity.
On May 1, 2013, we made an offer to purchase all of the outstanding notes in accordance with our repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the optional put repurchase offer. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 3.375% Convertible Senior Notes were canceled (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).
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
Loss on Extinguishment of Debt
During the period from January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, we incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for their respective periods:

•
During the fourth quarter of 2013, we incurred a pretax charge of $29.3 million, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes;

•
In March 2014, we incurred a pretax charge of $15.2 million, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes;

•
In April 2014, we incurred a pretax charge of $4.8 million, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes; and

•
In June 2015, we incurred a pretax charge of $1.9 million consisting of $1.8 million of unamortized debt issuance costs and $0.1 million of associated professional fees related to the termination of the Credit Facility.

The fair value of our Successor Company's Senior Secured Credit Facility is estimated using an Income Approach, specifically the risk-neutral method. The significant assumptions used in the valuation of the Senior Secured Credit Facility are: the expected recovery rate, the risk-neutral probability of default, and the risk-free rate (Level 2). The fair value of our Predecessor Company's 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes was estimated based on quoted prices in active markets. The fair value of our Predecessor Company's 7.375% Senior Notes was estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of our long-term debt instruments:

	Successor		Predecessor
	December 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facility, due May 2020	$428.7	$315.9	$—	$—
8.75% Senior Notes, due July 2021	—	—	400.0	191.0
7.5% Senior Notes, due October 2021	—	—	300.0	135.8
6.75% Senior Notes, due April 2022	—	—	300.0	132.8
10.25% Senior Notes, due April 2019	—	—	200.0	111.4
3.375% Convertible Senior Notes, due June 2038	—	—	7.4	6.5
7.375% Senior Notes, due April 2018	—	—	3.5	1.9
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
Hercules Triumph and Hercules Resilience Marine Package Coverage
We have a separate primary marine package for Hercules Triumph and Hercules Resilience that provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $250.0 million per rig;
- Deductible;	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	-$10.0 million per occurrence; and
- Operational protection and indemnity coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.
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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. We received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million, which is included in Operating Expenses on our Consolidated Statement of Operations for the year ended December 31, 2013, after writing off the rig's net book value of $18.4 million. The financial information for Hercules 265 has been reported as part of the Domestic Offshore segment. The cause of the incident is unknown. We have removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, we received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and, used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters, which is currently stacked in a Mississippi shipyard. During the period from January 1, 2015 to November 6, 2015, we received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during 2016 to approximate $220.0 million to $250.0 million. Planned capital expenditures include the final shipyard payment, additional equipment, and commissioning expenditures for the Hercules Highlander (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview), as well as items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our other rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2016.
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
Our ability to fund capital expenditures beyond the current year would be adversely affected if conditions deteriorate further in our business.
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, future minimum operating lease obligations, purchase commitments and management compensation obligations.
The following table summarizes our contractual obligations and contingent commitments by period as of December 31, 2015:

	Payments due by Period
Contractual Obligations and	Less than	1-3	4-5	After 5
Contingent Commitments (c)	1 Year	Years	Years	Years	Total
	(In thousands)
Long-term debt obligation	$—	$—	$450,000	$—	$450,000
Interest on debt (a)	48,038	95,812	64,443	—	208,293
Purchase obligations (b)	11,554	—	—	—	11,554
Rig construction contract (d)	188,800	—	—	—	188,800
Management compensation obligations	4,100	—	—	—	4,100
Operating lease obligations	3,365	2,700	—	—	6,065
Total contractual obligations	$255,857	$98,512	$514,443	$—	$868,812
  _____________________________

(a)
Estimated interest is based on the indexed rate in effect at December 31, 2015. Interest is calculated at the LIBOR rate plus an applicable margin of 9.50% per annum. The LIBOR rate includes a floor of 1.0% per the terms of the Credit Agreement.

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

(c)	Tax liabilities of $3.2 million have been excluded from the table above as a reasonably reliable estimate of the period of cash settlement cannot be made.

(d)
$200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account and are included in Restricted Cash on the Consolidated Balance Sheet as of December 31, 2015 to be used to finance the remaining installment payment on the Hercules Highlander rig construction contract and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See the information set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Off-Balance Sheet Arrangements
Guarantees
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic and foreign subsidiaries, and the obligations of us and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander when it is delivered), bank accounts, accounts receivable and equity interests in subsidiaries.
Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for disposals of a significant part of an organization that does not qualify as discontinued operations. The amendments in this ASU are effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted ASU 2014-08 as of January 1, 2015 with no material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Adoption is permitted under the ASU using either a full or modified retrospective application approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year and makes it effective for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are in the process of evaluating the impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs . The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years using a retrospective approach, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. As of November 6, 2015, upon the adoption of fresh-start accounting, the Successor Company adopted ASU 2015-03 as a new accounting principle. As a result, we have not applied ASU 2015-03 to the Predecessor Company Balance Sheets.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. As of November 6, 2015, upon the adoption of fresh-start accounting, the Successor Company adopted ASU 2015-17 as a new accounting principle. As a result, we have not applied ASU 2015-17 to the Predecessor Company Balance Sheets.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Under previous GAAP, lessees did not recognize lease assets and lease liabilities for those leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this amendment is permitted. We are in the process of evaluating the impact of this accounting standard on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this annual report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, debt service, covenant compliance and access to capital under current market conditions;

•	our ability to enter into new contracts for our rigs and liftboats, including the Hercules Triumph and Hercules Resilience, and future utilization rates and dayrates for the units;

•	our ability to maintain our contracts on current terms, to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

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
Interest Rate Exposure
We are subject to interest rate risk on our variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. As of December 31, 2015, the interest rate for the $450 million Senior Secured Credit Facility was 10.5%. If the interest rate averaged 1% more for 2016 than the rates as of December 31, 2015, annual interest expense would increase $4.5 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of any interest related to the difference between the $450 million face amount and the carrying value due to discounts. The Fair Value of the amount outstanding on the Senior Secured Credit Facility at December 31, 2015 was $315.9 million.
Embedded Derivative
We identified an embedded derivative related to a put option feature included in the Senior Secured Credit Facility, where, upon the occurrence of certain events of default and where we are not able to obtain a waiver from our lenders, the principal amount of our debt could be accelerated and we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Hercules Offshore, Inc.:
We have audited the accompanying consolidated balance sheets of Hercules Offshore, Inc. and subsidiaries as of December 31, 2015 (the "Successor Company" consolidated balance sheet) and 2014 (the "Predecessor Company" consolidated balance sheet), and the related consolidated statements of operations, equity and cash flows for the period from November 6, 2015 through December 31, 2015 (the Successor Company operations and cash flows), and for the period from January 1, 2015 through November 6, 2015, and each of the two years in the period ended December 31, 2014 (the Predecessor Company operations and cash flows). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hercules Offshore, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period from November 6, 2015 through December 31, 2015, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2014, and the results of their operations and their cash flows for the period from January 1, 2015 through November 6, 2015, and for each of the two years in the period ended December 31, 2014, in conformity with U.S generally accepted accounting principles in the United States of America.
As discussed in Note 4 to the consolidated financial statements, on September 24, 2015, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 6, 2015. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

/s/    ERNST & YOUNG LLP
Houston, Texas
March 30, 2016

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	Successor	Predecessor
	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$330,780	$207,937
Accounts Receivable, Net	63,668	166,359
Prepaids	11,740	19,585
Current Deferred Tax Asset	—	4,461
Other	4,015	5,955
	410,203	404,297
Property and Equipment, Net	465,497	1,574,749
Restricted Cash	200,000	—
Other Assets, Net	32,440	23,361
	$1,108,140	$2,002,407
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$43,616	$52,952
Accrued Liabilities	49,108	66,090
Interest Payable	—	32,008
Other Current Liabilities	6,148	13,406
	98,872	164,456
Long-term Debt	428,715	1,210,919
Deferred Income Taxes	—	4,147
Other Liabilities	16,622	7,854
Commitments and Contingencies
Equity:
Predecessor Common Stock, $0.01 Par Value; 300,000 Shares Authorized, 163,540 Shares Issued and 160,818 Shares Outstanding	—	1,635
Predecessor Capital in Excess of Par Value	—	2,179,838
Predecessor Treasury Stock, at Cost, 2,722 Shares	—	(56,765)
Successor Common Stock, $0.01 Par Value; 139,650 Shares Authorized, 20,000 Shares Issued and 19,989 Shares Outstanding	200	—
Successor Capital in Excess of Par Value	587,725	—
Successor Treasury Stock, at Cost, 11 Shares	(325)	—
Retained Deficit	(23,669)	(1,509,677)
	563,931	615,031
	$1,108,140	$2,002,407
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Revenue	$32,442	$303,206	$900,251	$858,300
Costs and Expenses:
Operating Expenses	29,675	271,988	543,236	461,332
Asset Impairment	—	—	199,508	114,168
Depreciation and Amortization	4,534	126,963	170,898	151,943
General and Administrative	7,120	79,884	75,108	79,425
	41,329	478,835	988,750	806,868
Operating Income (Loss)	(8,887)	(175,629)	(88,499)	51,432
Other Income (Expense):
Interest Expense	(7,939)	(61,173)	(99,142)	(73,248)
Loss on Extinguishment of Debt	—	(1,884)	(19,925)	(29,295)
Gain on Equity Investment	—	—	—	14,876
Reorganization Items, Net	(1,330)	(357,050)	—	—
Other, Net	(4,785)	284	(39)	(1,518)
Loss Before Income Taxes	(22,941)	(595,452)	(207,605)	(37,753)
Income Tax Benefit (Provision)	(728)	(7,042)	(8,505)	10,944
Loss from Continuing Operations	(23,669)	(602,494)	(216,110)	(26,809)
Loss from Discontinued Operations, Net of Taxes	—	—	—	(41,308)
Net Loss	(23,669)	(602,494)	(216,110)	(68,117)
Loss attributable to Noncontrolling Interest	—	—	—	39
Net Loss attributable to Hercules Offshore, Inc.	$(23,669)	$(602,494)	$(216,110)	$(68,078)

Net Loss attributable to Hercules Offshore, Inc. Per Share:
Basic and Diluted:
Loss from Continuing Operations	$(1.18)	$(3.73)	$(1.35)	$(0.17)
Loss from Discontinued Operations	—	—	—	(0.26)
Net Loss	$(1.18)	$(3.73)	$(1.35)	$(0.43)
Basic and Diluted Weighted Average Shares Outstanding	19,989	161,430	160,598	159,501
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Successor		Predecessor
	Period from November 6, 2015 to December 31, 2015		Period from January 1, 2015 to November 6, 2015		December 31, 2014		December 31, 2013
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance at Beginning of Period	—	$—	163,540	$1,635	162,144	$1,621	160,708	$1,607
Issuance of Successor Company Equity	20,000	200	—	—	—	—	—	—
Other	—	—	1,084	11	1,396	14	1,436	14
Cancellation of Predecessor Company Equity	—	—	(164,624)	(1,646)	—	—	—	—
Balance at End of Period	20,000	200	—	—	163,540	1,635	162,144	1,621
Capital in Excess of Par Value:
Balance at Beginning of Period	—	—	—	2,179,838	—	2,170,811	—	2,159,744
Issuance of Successor Company Equity	—	587,699	—	—	—	—	—	—
Compensation Expense Recognized	—	26	—	6,922	—	8,348	—	9,960
Excess Tax Benefit From Stock-Based Arrangements, Net	—	—	—	—	—	548	—	825
Other	—	—	—	(11)	—	131	—	282
Cancellation of Predecessor Company Equity	—	—	—	(2,186,749)	—	—	—	—
Balance at End of Period	—	587,725	—	—	—	2,179,838	—	2,170,811
Treasury Stock:
Balance at Beginning of Period	—	—	(2,722)	(56,765)	(2,383)	(55,165)	(2,080)	(53,100)
Repurchase of Common Stock	(11)	(325)	(261)	(178)	(339)	(1,600)	(303)	(2,065)
Cancellation of Predecessor Company Equity	—	—	2,983	56,943	—	—	—	—
Balance at End of Period	(11)	(325)	—	—	(2,722)	(56,765)	(2,383)	(55,165)
Retained Deficit:
Balance at Beginning of Period	—	—	—	(1,509,677)	—	(1,293,567)	—	(1,225,489)
Net Loss attributable to Hercules Offshore, Inc.	—	(23,669)	—	(602,494)	—	(216,110)	—	(68,078)
Cancellation of Predecessor Company Equity	—	—	—	2,112,171	—	—	—	—
Balance at End of Period	—	(23,669)	—	—	—	(1,509,677)	—	(1,293,567)
Total Hercules Offshore, Inc. Stockholders’ Equity	19,989	563,931	—	—	160,818	615,031	159,761	823,700
Noncontrolling Interest:
Balance at Beginning of Period	—	—	—	—	—	—	—	—
Acquisition of Interest in Discovery	—	—	—	—	—	—	—	26,448
Acquisition of Noncontrolling Interest in Discovery	—	—	—	—	—	—	—	(26,409)
Loss Attributable to Noncontrolling Interest	—	—	—	—	—	—	—	(39)
Balance at End of Period	—	—	—	—	—	—	—	—
Total Equity	19,989	$563,931	—	$—	160,818	$615,031	159,761	$823,700
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Cash Flows from Operating Activities:
Net Loss	$(23,669)	$(602,494)	$(216,110)	$(68,078)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	4,534	126,963	170,898	162,841
Stock-Based Compensation Expense	26	6,922	8,348	9,960
Deferred Income Taxes	16	1,931	(7,691)	(30,940)
Provision for Doubtful Accounts Receivable	1,855	7,665	5,627	642
(Gain) Loss on Disposal of Assets, Net	(28)	970	(22,598)	7,355
Asset Impairment	—	—	199,508	158,538
Gain on Equity Investment	—	—	—	(14,876)
Gain on Insurance Settlement	—	(1,125)	—	(31,600)
Non-Cash Portion of Loss on Extinguishment of Debt	—	1,818	1,900	9,012
Non-Cash Reorganization Items, Net	—	344,231	—	—
Non-Cash Loss on Derivative	4,837	—	—	—
Other	342	1,453	2,910	8,319
(Increase) Decrease in Operating Assets -
Accounts Receivable	(1,278)	94,449	48,153	(53,643)
Prepaid Expenses and Other	3,875	8,860	2,323	15,214
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(5,637)	(12,027)	(27,066)	20,357
Insurance Notes Payable	—	—	(9,568)	(31,462)
Other Current Liabilities	(11,826)	3,146	(36,317)	17,753
Other Liabilities	494	7,637	(5,604)	3,078
Net Cash Provided by (Used in) Operating Activities	(26,459)	(9,601)	114,713	182,470
Cash Flows from Investing Activities:
Acquisition of Assets, Net of Cash Acquired	—	—	—	(200,957)
Capital Expenditures	(5,066)	(78,097)	(147,522)	(544,987)
(Increase) Decrease in Restricted Cash	—	(200,000)	—	2,027
Insurance Proceeds Received	—	3,543	9,067	51,430
Proceeds from Sale of Assets, Net	78	9,697	35,135	117,350
Other	377	227	1,479	2,474
Net Cash Used in Investing Activities	(4,611)	(264,630)	(101,841)	(572,663)
Cash Flows from Financing Activities:
Long-term Debt Borrowings	—	436,500	300,000	700,000
Redemption of 7.125% Senior Secured Notes	—	—	(300,000)	—
Redemption of 3.375% Convertible Senior Notes	—	—	—	(61,274)
Redemption of 10.5% Senior Notes	—	—	—	(300,000)
Payment of Debt Issuance Costs	—	(8,356)	(3,914)	(10,643)
Other	—	—	573	1,323
Net Cash Provided by (Used in) Financing Activities	—	428,144	(3,341)	329,406
Net Increase (Decrease) in Cash and Cash Equivalents	(31,070)	153,913	9,531	(60,787)
Cash and Cash Equivalents at Beginning of Period	361,850	207,937	198,406	259,193
Cash and Cash Equivalents at End of Period	$330,780	$361,850	$207,937	$198,406
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Organization
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 17). At December 31, 2015, the Company operated a fleet of 27 jackup rigs (18 marketed, 9 cold stacked), including one rig under construction, and 19 liftboat vessels (18 marketed, 1 cold stacked). The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance, and decommissioning operations in several key shallow-water provinces around the world.
On August 13, 2015 (the "Petition Date"), Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors implemented the Plan in accordance with the RSA that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. Since the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court until their emergence on November 6, 2015 from bankruptcy. The Non-Filing Entities continued to operate in the ordinary course of business.
Upon the Company’s emergence from Chapter 11 on November 6, 2015, the Company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”) which resulted in Hercules becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair values as of the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start reporting. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, the Company’s consolidated balance sheets and consolidated statements of operations subsequent to November 6, 2015 will not be comparable to its consolidated balance sheets and consolidated statements of operations prior to November 6, 2015 (See Note 5).
Subsequent to the Petition Date, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business are reported as Reorganization Items, Net in the accompanying Consolidated Statement of Operations.
The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. During the Chapter 11 proceedings, the Company’s ability to continue as a going concern, was contingent upon, among other factors, the Debtors’ ability to satisfy the remaining conditions to effectiveness contemplated under the Plan and to implement such plan of reorganization, including obtaining any exit financing.
References to “Successor” or “Successor Company” relate to Hercules on and subsequent to November 6, 2015. References to “Predecessor” or “Predecessor Company” refer to Hercules on and prior to November 6, 2015.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Market Environment
Demand for the Company’s oilfield services is driven by its exploration and production customers’ capital spending, which can experience significant fluctuation depending on current commodity prices and their expectations of future price levels, among other factors. The decline in the price of crude oil that began in mid-2014 and extending into 2016 has severely impacted dayrates and demand for the Company’s services. In addition to the oil price decline, the consolidation of the domestic customer base has negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Internationally, the new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. Although activity levels for liftboats are not as closely correlated to commodity prices as the Company’s drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been weak, which the Company believes has been driven by budgetary constraints with major customers primarily in Nigeria.
The Company has taken numerous actions to mitigate the effects of the decline in activity levels, including but not limited to: (i) cold stacking nine rigs and warm stacking seven rigs since the fourth quarter of 2014 to significantly reduce operating expenses, (ii) significantly reducing its capital expenditures in 2015 and the amount planned for 2016 and (iii) significantly reducing its workforce, both onshore and offshore. The Company continues to monitor its operating environment and will respond to further activity level declines as appropriate.
Although the Company is exploring all strategic alternatives, the Company does not believe that there is substantial doubt about the Company’s ability to continue as a going concern through 2016. As part of that assessment, based on facts known to the Company as of the filing of this Form 10K, the Company does not believe it is more likely than not that a bankruptcy filing will occur during 2016. Further, the Company does not intend to pursue any strategic action that results in an event of default under the Credit Agreement during 2016. The Company is currently projecting, however, that they will violate the Maximum Senior Secured First Lien Leverage Ratio on March 31, 2017. If this occurs and the Company is not able to obtain a waiver from its lenders, the lenders could accelerate these debt obligations. In addition, the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for the Company to obtain a waiver, and further, given the current state of the drilling market, the Company does not believe refinancing would be a viable option.
Any strategic transaction we may pursue would result in potential changes to our current business strategy and future operations and prospects. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results would likely be significantly different than those in historical periods or projected by our management.
Dayrate Reductions
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, the Company received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, we received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries from the date a majority controlling interest was acquired (See Note 8). All intercompany account balances and transactions have been eliminated.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, property and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Stock-Based Compensation
The Company recognizes compensation cost for all share-based payments awarded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”) and in accordance with such the Company records the grant date fair value of time-based restricted stock awarded as compensation expense using a straight-line method over the requisite service period. Performance based awards were recognized using the accelerated method over the requisite service period. The fair value of the Company’s awards that are share settled are based on the closing price of the Company’s common stock on the date of grant. For those performance based grants that contained a market performance condition, the Monte Carlo simulation was used for valuation as of the date of grant. All of the Company’s cash settled awards were recorded as a liability at fair value, which was remeasured at the end of each reporting period, over the requisite service period. The Company’s cash settled liability awards that contained market performance conditions were valued using a Monte Carlo simulation. The Company also estimates future forfeitures and related tax effects. The Company’s estimate of compensation expense requires a number of assumptions and changes to those assumptions could result in different valuations for individual share awards. On November 6, 2015, the date the Plan became effective pursuant to its terms and the Debtors emerged from Chapter 11, all share-based awards requiring share settlement that were granted under the Predecessor were canceled. Certain award agreements requiring cash settlement contained change of control provisions which provided for vesting (See Note 10). The Successor Company has only granted time-based restricted stock (See Note 10).
Due to the uncertainty in the level of awards to be granted in the future, the Company's estimate of future expense relating to restricted stock granted through December 31, 2015 as well as the remaining vesting period over which the associated expense is to be recognized are estimates and subject to change.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and the allowance for doubtful accounts. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. The Company establishes an allowance for doubtful accounts based on the actual amount it believes is not collectable. During the period January 1, 2015 to November 6, 2015, the Predecessor Company's allowance for doubtful accounts increased $7.7 million primarily due to an uncollectable receivable identified in its International Liftboats segment. In connection with the application of fresh-start accounting on November 6, 2015, the carrying value of accounts receivable was adjusted to fair value, eliminating the allowance for doubtful accounts. The Successor Company's allowance for doubtful accounts increased $1.9 million, primarily due to a disputed receivable balance identified in its International Offshore segment. The Company had an allowance of $1.9 million and $5.7 million at December 31, 2015 and 2014, respectively.
Business Combinations
The Company accounted for the 2013 acquisition of Discovery as a business combination (See Note 8).
Property and Equipment and Impairment of Long-lived Assets
Property and equipment are recorded at cost, less accumulated depreciation. In connection with fresh-start accounting, property and equipment were adjusted to their estimated fair value and depreciable lives were revised as of November 6, 2015. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.
Depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the useful lives of the assets. Depreciation of leasehold improvements is computed utilizing the straight-line method over the lease term or life of the asset, whichever is shorter.
The useful lives of property and equipment for the purposes of computing depreciation are as follows:

Years
Drilling rigs and marine equipment (salvage value of 5%) *	10–30
Drilling machinery and equipment	2–12
Other	3–20
* Salvage value for predecessor was 10%.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Intangible Assets
In connection with the application of fresh-start accounting on November 6, 2015, the Company recorded intangible assets of $25.3 million related to the fair value of certain customer contracts and $1.2 million related to our corporate office lease which was favorable relative to available market terms at November 6, 2015. The intangible assets related to the customer contracts are being amortized on a straight-line basis over the life of the contracts once those contracts have commenced, which in the case of one of the customer contracts commencement is not expected until mid-2016. The intangible asset related to our corporate office lease is being amortized on a straight-line basis to rental expense over the remaining lease term. Amortization expense related to intangible assets was $0.2 million for the period November 6, 2015 to December 31, 2015. Intangible assets are included in Other Assets, Net on the Consolidated Balance Sheet at December 31, 2015.

	Successor
	December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Customer Contracts	$25,300	$117	$25,183	4.9 years
Corporate Office Lease Intangible	1,178	91	1,087	2.2 years
Total	$26,478	$208	$26,270
Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2015 is expected to be as follows (in thousands):

2016	$3,177
2017	5,463
2018	4,920
2019	4,920
2020	4,920
Thereafter	2,870
Total	$26,270
Restricted Cash
Restricted cash at December 31, 2015 is $200.0 million held in an escrow account to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See Note 18). The Company includes any changes in restricted cash for the purpose of financing or purchasing property and equipment to be held and used in providing services as Cash flows from investing activities.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Self-Insurance Reserves
The Company is self-insured up to certain retention limits for maritime employer's liability claims and protection and indemnity claims. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance reserves are based on estimates of (i) claims reported and (ii) loss amounts incurred but not reported. Reserves for reported claims are estimated by the Company's internal risk department by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and the Company's historical experience with similar claims. Reserves for loss amounts incurred but not reported are estimated by the Company's third-party actuary and include provisions for expected development on claims reported due to information not yet received and expected development on claims to be reported in the future but which have occurred prior to the accounting date. As of December 31, 2015 and 2014, there was $18.5 million and $24.5 million in accrued self-insurance reserves, respectively, which is included in Accrued Liabilities on the Consolidated Balance Sheets. The actual outcome of any claim could differ significantly from estimated amounts.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Numerator:
Loss from continuing operations	$(23,669)	$(602,494)	$(216,110)	$(26,809)
Less: Loss attributable to noncontrolling interest	—	—	—	39
Adjusted loss from continuing operations	(23,669)	(602,494)	(216,110)	(26,770)
Loss from discontinued operations, net of taxes	—	—	—	(41,308)
Net loss attributable to Hercules Offshore, Inc.	$(23,669)	$(602,494)	$(216,110)	$(68,078)
Denominator:
Weighted average basic and diluted shares outstanding	19,989	161,430	160,598	159,501
The Company calculates basic earnings per share by dividing both income (loss) from continuing operations and net income (loss) attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing both income from continuing operations and net income attributable to Hercules Offshore, Inc. by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock equivalents, which for the Predecessor included stock option, time-based restricted stock and performance-based restricted stock awards and for the Successor included time-based restricted stock awards and warrants. The effect of stock equivalents is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 excludes 5.1 million, 5.6 million, 6.4 million and 6.3 million stock equivalents, respectively, that would have potentially been included if the Company had generated income from continuing operations and net income attributable to Hercules Offshore, Inc. for the respective period, but are excluded as the Company generated a loss from continuing operations and net loss during the respective period. For the Predecessor, there were no stock equivalents to exclude from the calculation of the dilutive effect of stock equivalents for the diluted earnings per share calculations for the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 related to the assumed conversion of the 3.375% Convertible Senior Notes as there was no excess of conversion value in any of these periods.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years using a retrospective approach, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. As of November 6, 2015, upon the adoption of fresh-start accounting, the Successor Company adopted ASU 2015-03 as a new accounting principle. As a result, the Company has not applied ASU 2015-03 to the Predecessor Company Balance Sheets.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. As of November 6, 2015, upon the adoption of fresh-start accounting, the Successor Company adopted ASU 2015-17 as a new accounting principle. As a result, the Company has not applied ASU 2015-17 to the Predecessor Company Balance Sheets.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Under previous GAAP, lessees did not recognize lease assets and lease liabilities for those leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this amendment is permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.
4.    Bankruptcy, Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events
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
The Company agreed, among other things, and subject to certain conditions: (a) to take no action that was materially inconsistent with the RSA, the Term Sheet or the Plan; and (b) not to support any alternative plan or transaction other than the Plan.
The Plan contemplated that the Debtors would reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan were expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Plan, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $1.2 billion of face amount of the Outstanding Notes). Certain principal terms of the Plan are outlined below.
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
As the Plan was consummated as contemplated, holders of the Company’s Existing Common Stock would receive 3.1% of the New Common Stock and would also receive warrants to purchase New Common Stock on a pro rata basis (the “Warrants”). The Warrants are exercisable at any time until their expiration date for a per share price based upon a $1.55 billion total enterprise value. The expiration date for the Warrants will be six years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. If the terms for exercise of the Warrants are not met before the applicable expiration date, then holders of the Company’s Existing Common Stock will receive only 3.1% of the New Common Stock and will not realize any value under the terms of the Warrants.
The entry into the RSA or the matters contemplated thereby may have been deemed to have constituted an event of default with respect to the Credit Facility and the Outstanding Notes. In connection with the RSA, the Company terminated its Credit Facility effective June 22, 2015. There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. The obligations under the Credit Facility were jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full (See Note 13).
On August 13, 2015, the Debtors filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors implemented the Plan in accordance with the RSA that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. After the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Under the Chapter 11 Cases, which required Court approval, the Company’s trade creditors and vendors were paid in full in the ordinary course of business, and all of the Company’s contracts remained in effect in accordance with their terms preserving the rights of all parties. The Non-Filing Entities operated in the ordinary course of business.
The filing of the Chapter 11 Cases constituted an event of default with respect to the Company’s Outstanding Notes. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Notes, creditors were generally stayed from taking action as a result of these defaults.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 24, 2015, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order") and such order became final on October 8, 2015. On November 6, 2015 (the “Effective Date”) the Plan became effective pursuant to its terms and the Debtors emerged from Chapter 11.
On the Effective Date the following items related to the Plan occurred:
•The obligations of the Debtors with respect to the Predecessor Company Outstanding Notes were canceled.
•Hero equity interests in the Predecessor Company were canceled.
•The Successor Company issued 20.0 million shares of new common stock, par value $0.01 per share (the "New Common Stock") of which 96.9%, or 19.4 million shares, were distributed to the holders of the Outstanding Notes of the Predecessor Company and 3.1%, or 0.6 million shares, were distributed to equity holders of the Predecessor Company.
•The Successor Company also issued 5.0 million warrants, which were distributed to equity holders of the Predecessor Company, exercisable until the Expiration Date, to purchase up to an aggregate of 5.0 million shares of New Common Stock at an initial exercise price of $70.50 per share, subject to adjustment as provided in the Warrant Agreement. Warrants are exercisable on a cashless basis at the election of the warrant holder. All unexercised Warrants shall expire, and the rights of Initial Beneficial Holders of such Warrants to purchase New Common Stock shall terminate at the close of business on the first to occur of (i) November 8, 2021 or (ii) the date of completion of (A) any Affiliated Asset Sale or (B) a Change of Control (as defined in the warrant agreement). Warrant holders will not have any rights as stockholders until a holder of Warrants becomes a holder of record of shares of Common Stock issued upon settlement of Warrants. The number of shares of Common Stock for which a Warrant is exercisable, and the exercise price per share of such Warrant are subject to adjustment from time to time upon the occurrence of certain events, including the issuance of a dividend to all holders of Common Shares, the payment in respect to any tender offer or exchange offer by the Company for shares of Common Stock, or the occurrence of a Reorganization event defined in the Warrant Agreement as the occurrence of certain events constituting a Fundamental Equity Change (other than a Non-Affiliate Combination) or a reorganization, recapitalization, reclassification, consolidation, merger or similar event as a result of which the Common Stock would be converted into, changed into or exchanged for, stock, other securities, other property or assets (including Cash or any combination thereof), each holder of a Warrant will have the right to receive, upon exercise of a Warrant, an amount of securities, Cash or other property received in connection with such event with respect to or in exchange for the number of shares of Common Stock for which such Warrant is exercisable immediately prior to such event.
•The Successor Company entered into a Credit Agreement (See Note 13) that provides for a $450.0 million senior secured credit facility consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander. The remaining proceeds of the loans were to be used to consummate the Plan, fund fees and expenses in connection therewith, and to provide for working capital and other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are guaranteed by substantially all of its domestic and foreign subsidiaries, and the obligations of the Company and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander when it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the ABR (the highest of the prime rate, the federal funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, and 2.0%), plus an applicable margin of 8.50%, or (ii) the LIBOR rate plus an applicable margin of 9.50% per annum. The LIBOR rate includes a floor of 1.0%. In connection with entering into the Credit Agreement, the Company paid to the original commitment parties a put option premium equal to 2.0% of each such commitment party’s commitment (one half of such fee was paid upon execution of the commitment letter, and the remaining half of such fee was paid on the Credit Agreement Closing Date), and the Company paid certain administrative and other fees to the Agent.
5.    Fresh-Start Accounting
In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh-start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, ("ASC 852"), to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fresh-start accounting as of November 6, 2015. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852.
Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities.
Reorganization Value
In support of the Plan, the enterprise value of the Successor Company was estimated to be in the range of $535 million to $725 million. The Company estimated the enterprise value of the Successor Company to be $653.7 million .
To estimate reorganization value, the Company utilized the discounted cash flow method. The Company established an estimate of future cash flows for the period ranging from November 6, 2015 to December 31, 2022 and discounted the estimated future cash flows to present value. The expected cash flows for the period November 6, 2015 to December 31, 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the constant growth method, based on the cash flows of the final year of the forecast period.
The discount rate of 20.9% was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.
The following table reconciles the enterprise value to the estimated fair value of Successor common stock as of the Effective Date:

(in thousands, except per share value)
Enterprise value	$653,720
Plus: Cash and cash equivalents	361,850
Less: Fair value of debt	427,996
Less: Fair value of warrants	1,433
Fair value of Successor common stock	$586,141
Shares outstanding at November 6, 2015	19,989
Per share value	$29.32
The Company identified an embedded derivative related to a put option feature included in the Senior Secured Credit Facility, where, upon the occurrence of certain events of default and where the Company was not able to obtain a waiver from our lenders, the principal amount of the Company's debt could be accelerated and the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the Senior Secured Credit Facility and to fair value the derivative as of each subsequent reporting date.
Upon issuance of the Senior Secured Credit Facility on November 6, 2015, the Company received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million. After these adjustments, the debt approximated $417.0 million.
In connection with fresh-start accounting, the debt was recorded at fair value of $428.0 million which was determined using an Income Approach, specifically the risk-neutral method. The difference between the $450.0 million face amount and the fair value recorded in fresh-start accounting is being amortized over 4.5 years, the current expected life of the debt.
The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $10.27; strike price of $70.50; expected volatility of 40%; expected dividend rate of 0.0%; risk free interest rate of 1.91%; expiration date of six years. The fair value of these warrants was estimated using Level 2 inputs.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

(in thousands)
Enterprise value	$653,720
Plus: Cash and cash equivalents	361,850
Plus: Fair value of non-debt liabilities	127,576
Reorganization value of Successor assets	$1,143,146
The fair value of non-debt liabilities represents total liabilities of the Successor Company on the Effective Date less long-term debt.
Consolidated Balance Sheet
The adjustments set forth in the following consolidated Balance Sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh-Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Predecessor Company November 6, 2015	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company November 6, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$133,706	$228,144	(1)	$—		$361,850
Accounts Receivable, Net	64,245	—		—		64,245
Prepaids	15,074	—		—		15,074
Other	4,489	—		—		4,489
	217,514	228,144		—		445,658
Property and Equipment, Net	1,514,798	—		(1,049,537)	(12)	465,261
Restricted Cash	—	200,000	(2)	—		200,000
Other Assets, Net	7,675	(147)	(3)	24,699	(13)	32,227
	$1,739,987	$427,997		$(1,024,838)		$1,143,146
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$49,253	$—		$—		$49,253
Accrued Liabilities	55,762	2,643	(4)	—		58,405
Other Current Liabilities	13,081	—		(4,454)	(14)	8,627
	118,096	2,643		(4,454)		116,285
Long-term Debt	—	416,998	(5)	10,998	(15)	427,996
Deferred Income Taxes	—	39,546	(6)	(39,546)	(16)	—
Other Liabilities	15,062	8,503	(7)	(12,274)	(17)	11,291
Liabilities Subject to Compromise	1,254,845	(1,254,845)	(8)	—		—
Commitments and Contingencies
Equity:
Predecessor Common Stock, $0.01 Par Value; 300,000 Shares Authorized, 164,624 Shares Issued and 161,641 Shares Outstanding	1,646	(1,646)	(9)	—		—
Predecessor Capital in Excess of Par Value	2,186,749	(2,186,749)	(9)	—		—
Predecessor Treasury Stock, at Cost, 2,983 Shares	(56,943)	56,943	(9)	—		—
Successor Common Stock, $0.01 Par Value; 139,650 Shares Authorized, 20,000 Shares Issued and 19,989 Shares Outstanding	—	200	(10)	—		200
Successor Capital in Excess of Par Value	—	587,699	(10)	—		587,699
Successor Treasury Stock, at Cost, 11 Shares	—	(325)	(10)	—		(325)
Retained Deficit	(1,779,468)	2,759,030	(11)	(979,562)	(18)	—
	351,984	1,215,152		(979,562)		587,574
	$1,739,987	$427,997		$(1,024,838)		$1,143,146

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

(in thousands)
Sources:
Net proceeds from Senior Secured Credit Facility*	$436,500
Total sources	436,500
Uses:
Funding of escrow account	200,000
Debt issuance costs	8,356
Total uses	208,356
Net Sources	$228,144
*$450 million Senior Secured Credit Facility issued at a discount of 3%

2.
Reflects the funding of $200 million to an escrow account to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander.

3.	Reflects the reduction of tax attributes and corresponding change to the valuation allowance as a result of the Debtor's emergence from Chapter 11 bankruptcy proceedings (See Note 16).

4.	Represents debt issuance costs related to the Senior Secured Credit Facility expected to be settled in cash.

5.
Upon issuance of the Senior Secured Credit Facility, the Company received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million.

6.	Reflects the reduction of tax attributes and corresponding change to the valuation allowance as a result of the Debtor's emergence from Chapter 11 bankruptcy proceedings (See Note 16).

7.	Reflects the recording of the embedded put option derivative.

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

(in thousands)
8.75% Senior Notes, due July 2021	$400,000
7.5% Senior Notes, due October 2021	300,000
6.75% Senior Notes, due April 2022	300,000
10.25% Senior Notes, due April 2019	200,000
3.375% Convertible Senior Notes, due June 2038	7,565
7.375% Senior Notes, due April 2018	3,508
Accrued Interest	43,772
Liabilities subject to compromise of the Predecessor Company (LSTC)	1,254,845
Fair value of equity issued to holders of the Senior Notes of the Predecessor	(568,286)
Gain on settlement of liabilities subject to compromise (debt forgiveness)	$686,559
Refer to 10. below as explanation for the determination of fair value for equity issued to holders of the Senior Notes of the Predecessor.

9.	Reflects the cancellation of Predecessor Company equity to retained earnings.

10.
Reflects the issuance of 19.4 million shares of common stock at a per share price of $29.32 to the holders of the Senior Notes of the Predecessor and 0.6 million shares of common stock at a per share price of $29.32 to the stockholders of the Predecessor Company as well as the repurchase of eleven thousand shares into treasury at a per share price of $29.32. Additionally, this amount reflects the issuance of 5.0 million warrants valued at $0.29 to the stockholders of the Predecessor Company.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Reflects the cumulative impact of the reorganization adjustments discussed above:

(in thousands)
Gain on settlement of liabilities subject to compromise	$686,559
Net gain on reorganization adjustments	686,559
Fair value of shares issued to stockholders	(18,180)
Fair value of shares purchased back to treasury	325
Fair value of warrants issued to stockholders	(1,433)
Cancellation of Predecessor Company equity	2,131,452
Tax impact on reorganization adjustments	(39,693)
Net impact to retained earnings (deficit)	$2,759,030
The net gain on reorganization adjustments has been included in Reorganization Items, Net in the Consolidated Statement of Operations.
Fresh-Start Adjustments

12.	An adjustment of $1.0 billion was recorded to decrease the net book value of property and equipment to estimated fair value. Fair value was determined as follows:
•We utilized the income and cost approach for drilling rigs and marine equipment.The discounted cash flow method under the Income approach estimates the future cash flow that a business or asset is expected to generate. Future cash flow is converted to a present value equivalent using an estimated discount rate such as the cost of equity or the weighted average cost of capital ("WACC" or "discount rate"), based on the type of cash flows being discounted. The Cost approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.
•We utilized the market, sales comparison or trended cost approach for drilling machinery and equipment. This approach relies upon recent sales and offerings of similar assets to arrive at a probable selling price.
•For the land and building, included in Other below, we considered the market rents for the property and the subject property's specific characteristics as well as current market conditions and demand.
The following table summarizes the components of property and equipment, net as of November 6, 2015, and the fair value at November 6, 2015:

	Predecessor	Successor
(in thousands)	November 6, 2015	November 6, 2015
Drilling rigs and marine equipment	$1,485,420	$447,571
Drilling machinery and equipment	17,365	12,609
Other	12,013	5,081
Total	$1,514,798	$465,261
For property and equipment owned at November 6, 2015, the depreciable lives were revised to reflect the remaining estimated useful lives (See Note 2).

13.
The net adjustment of $24.7 million reflects the write-off of existing deferred drydock of $1.9 million, $0.1 million for the recording of a valuation allowance on the federal benefit of a foreign deferred tax asset and an adjustment of $26.5 million to record the fair value of intangibles, determined as follows:

a.	Customer contract related intangibles of $25.3 million were valued using the income approach.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	In addition, the Company recorded the fair value of other intangibles of $1.2 million related to the corporate office lease which was favorable relative to available market terms.

14.
Represents the revaluation of liabilities related to a previous acquisition of $2.8 million as well as the revaluation of the current portion of deferred revenues to fair value as the Company has no related future performance obligations of $1.4 million and the revaluation of a tenant allowance of $0.3 million.

15.	Represents the adjustment to record the Senior Secured Credit Facility at fair value.

16.	Reflects the change from a deferred tax liability to a deferred tax asset associated with adjustments to fresh-start accounting and the corresponding change to the valuation allowance (See Note 16).

17.
Represents the revaluation of deferred revenues to fair value as the Company has no related future performance obligations of $12.0 million and the revaluation of the long-term portion of a tenant allowance of $0.3 million.

18.	Reflects the cumulative impact of fresh-start adjustments as discussed above.

(in thousands)
Establishment of Successor intangibles	$26,478
Property and equipment fair value adjustment	(1,049,537)
Long-term debt fair value adjustment	(10,998)
Other assets and liabilities adjustment	14,802
Net loss on fresh-start adjustments	(1,019,255)
Tax impact on fresh-start adjustments	39,693
Net impact on retained earnings (deficit)	$(979,562)
The net loss on fresh-start adjustments has been included in Reorganization Items, Net in the Consolidated Statement of Operations.
6.    Reorganization Items, Net
Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor	Predecessor
(in thousands)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015
Professional Fees	$1,330	$12,819
Net Gain on Reorganization Adjustments	—	(686,559)
Net Loss on Fresh-Start Adjustments	—	1,019,255
Non-Cash Expense for Write-off of Debt Issuance Costs Related to Predecessor Senior Notes (a)	—	11,535
Reorganization Items, Net	$1,330	$357,050
_____________________

(a)
The carrying value of debt that was subject to compromise was adjusted to include the related unamortized debt issuance costs; this adjusted debt amount was compared to the probable amount of claim allowed, which resulted in a non-cash expense of $11.5 million during the quarter ended September 30, 2015.

For the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015, cash payments for reorganization items totaled $1.4 million and $3.9 million, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Property and Equipment, Net
The following is a summary of property and equipment, less accumulated depreciation:

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Drilling rigs and marine equipment	$451,841	$2,098,651
Drilling machinery and equipment	12,937	42,317
Other	5,081	38,195
	469,859	2,179,163
Less accumulated depreciation	(4,362)	(604,414)
Total property and equipment, net	$465,497	$1,574,749
In connection with the application of fresh-start accounting as of November 6, 2015, Hercules recorded fair value adjustments and therefore eliminated accumulated depreciation as of that date (See Note 5).
Depreciation expense was $4.3 million, $124.4 million, $164.9 million and $155.0 million for the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively, of which, $7.1 million related to discontinued operations for the year ended December 31, 2013 is included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statement of Operations.
8.    Business Combinations and Asset Acquisitions
Predecessor
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
In connection with the Discovery Transaction, the Company settled certain pre-existing relationships including a receivable from Discovery, warrants to purchase 5 million Discovery shares (see Note 15), as well as deferred revenue in the amounts of $14.3 million, $3.5 million, and $5.6 million, respectively, at the Acquisition Date.
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
$168,348

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The unaudited pro forma financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future:

Year Ended
(in millions, except per share data)	December 31, 2013
Revenue	$850.2
Loss from Continuing Operations	$(40.4)
Loss from Discontinued Operations, Net of Taxes	(41.3)
Net Loss	(81.7)
Loss attributable to Noncontrolling Interest	—
Net Loss attributable to Hercules Offshore, Inc.	$(81.7)
Net Loss attributable to Hercules Offshore, Inc. Per share:
Basic and Diluted:
Loss from Continuing Operations	$(0.25)
Loss from Discontinued Operations	(0.26)
Net Loss	$(0.51)
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

Predecessor
(in millions)	June 24, 2013 through December 31, 2013
Revenue	$17.3
Net Income	2.5
In March 2013, the Company acquired the offshore drilling rig Hercules 267 for $55.0 million and the liftboat Bull Ray for $42.0 million.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Dispositions and Discontinued Operations
From time to time the Company enters into agreements to sell assets. The following table provides information related to the sale of several of the Company’s assets, excluding other miscellaneous asset sales that occur in the normal course of business, during the years ended December 31, 2015, 2014 and 2013:

				Predecessor
Asset		Segment	Period of Sale	Proceeds	Gain/(Loss)
				(in thousands)
Period from January 1, 2015 to November 6, 2015:
	Hercules 85 (a)	Domestic Offshore	May 2015	$250	$(2,606)
	Hercules 153 (a)	Domestic Offshore	May 2015	250	(1,039)
	Hercules 203 (a)	Domestic Offshore	May 2015	250	(1,050)
	Hercules 206 (a)	Domestic Offshore	May 2015	250	(1,039)
	Hercules 207 (a)	Domestic Offshore	June 2015	1,750	(43)
	Hercules 211 (a)	Domestic Offshore	June 2015	1,750	292
				$4,500	$(5,485)
2014:
	Hercules 258 (a)	International Offshore	April 2014	$12,000	$10,526
	Hercules 2002 (a)	Domestic Offshore	April 2014	1,750	470
	Hercules 250 (a)	Domestic Offshore	June 2014	8,450	6,883
	Hercules 2003 (a)	Domestic Offshore	August 2014	1,750	500
	Hercules 2500 (a)	Domestic Offshore	August 2014	6,000	4,680
	Hercules 156 (a)	International Offshore	September 2014	3,100	(439)
				$33,050	$22,620
2013:
	Various (b) (c)	Domestic Liftboats	July 2013	$54,447	$—
	Various (b) (d)	Inland	July 2013	44,331	—
	Hercules 27 (b)	Inland	August 2013	5,149	4,834
	Hercules 170 (a)	International Offshore	December 2013	8,300	(11,498)
				$112,227	$(6,664)
_____________________

(a)	These gains (losses) are included in Operating Expenses on the Consolidated Statements of Operations.

(b)	These gains (losses) have been reflected in the Consolidated Statements of Operations as discontinued operations.

(c)	The Company completed the sale of its U.S. Gulf of Mexico liftboats and related assets.

(d)	The Company completed the sale of eleven inland barge rigs and related assets.
Discontinued Operations
In 2013, the Company sold its U.S. Gulf of Mexico liftboats and related assets and additionally sold twelve of its inland barge rigs and related assets, comprising the majority of the Inland segment fleet. These long-lived assets, excluding the Hercules 27, were written down to their fair value less estimated cost to sell, resulting in non-cash impairment charges (See Note 15).
Interest charges have been allocated, based on a pro rata calculation of the net assets sold as compared to the Company’s consolidated net assets, to the Inland and Domestic Liftboats segments. Interest allocated to discontinued operations of the Inland and Domestic Liftboats segments was $1.4 million and $1.2 million for the year ended December 31, 2013, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results included in discontinued operations were as follows:

Predecessor
(in thousands)	Year Ended December 31, 2013
Inland:
Revenue	$15,782
Loss Before Income Taxes	$(39,585)
Income Tax Benefit	2,587
Loss from Discontinued Operations, Net of Taxes	$(36,998)
Domestic Liftboats:
Revenue	$29,625
Loss Before Income Taxes	$(4,310)
Income Tax Provision	—
Loss from Discontinued Operations, Net of Taxes	$(4,310)
Total:
Revenue	$45,407
Loss Before Income Taxes	$(43,895)
Income Tax Benefit	2,587
Loss from Discontinued Operations, Net of Taxes	$(41,308)
10.    Long-Term Incentive Awards
Predecessor
Stock-based Compensation
The Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”), provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards to selected employees and non-employee directors of the Company. The 2014 Plan and any shares that were available for grant or award under such were canceled on the Effective Date pursuant to the Plan. The Company's 2004 Amended and Restated Long-Term Incentive Plan (the "2004 Plan") remained in effect after the approval of the 2014 Plan only as it related to outstanding awards previously granted under such 2004 Plan, but was canceled on the Effective Date pursuant to the Plan. The Compensation Committee of the Company’s Board of Directors selected participants from time to time and, subject to the terms and conditions of the 2014 Plan, determined all terms and conditions of awards. The Company issued originally issued shares upon exercise of stock options and for restricted stock grants. On the Effective Date, all share-based awards requiring share settlement that were granted under the Predecessor were canceled pursuant to the Plan. Certain award agreements requiring cash settlement contained change of control provisions which provided for vesting. The amount of liability for predecessor liability-based awards requiring cash settlement was $4.1 million and $2.0 million at November 6, 2015 and December 31, 2015, respectively. Cash payment related to these liability-based awards during the period November 6, 2015 to December 31, 2015 was $2.1 million.
The Company had the following equity award grants:

•
Time-based awards The Company granted time-based restricted stock awards to its employees which vest 1/3 per year and previously to Directors which vested on the date of the Company's annual meeting of stockholders that followed the grant date. The grant-date fair value per share for these time-based restricted stock awards was equal to the closing price of the Company's stock on the grant date. Additionally, the Company previously granted stock options which vested 1/3 per year and had a maximum contractual term of 10 years.

•
Objective-based awards The Company granted compensation awards to its employees that were based on the Company's achievement of certain Company-based performance objectives as well as the Company's achievement of certain market-based objectives. The awards granted in 2015 were to cliff vest three years from the date of grant and were payable in cash, subject to vesting requirements, after the completion of all performance periods with 20% of the award being achievable based on a one-year performance period, 30% being achievable based on a two-year performance period, and the remaining 50% being achievable based upon a three-year performance period. The CEO’s

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award also contains an equity component that is earned, in addition to the cash, up to a total amount of 400,000 shares if minimum levels of performance were achieved. The awards granted in 2014 and 2013, which were to cliff vest on the third anniversary of the grant date, are payable in shares at target levels when combined and in cash for the amount above target up to maximum, as defined by the agreements. For the Chief Executive Officer ("CEO"), the portion of these awards payable in cash was based on the achievement of certain market-based and Company-based performance objectives being met at certain levels below target when combined. Additionally, for the awards granted in 2014, if either the market-based or Company-based performance objectives were met at threshold or above, but the other was not, the CEO was entitled to a cash award for that objective if it was met at target or above. For 2012, a portion of the awards were payable in shares of the Company's common stock which vest 1/3 per year. For 2012, if the highest market-based and Company-based performance objectives were met, a portion of these awards were payable in cash and cliff vested at the first anniversary of the grant date. In addition, the Company granted certain awards to its CEO in 2011 that were based upon the Company's achievement of certain market-based objectives and were paid in cash at the end of the vesting periods at March 31, 2014 and December 31, 2013 ("Performance Retention Awards"). Additionally, a retention award, granted in 2011, outside of the 2004 Plan was paid in cash at December 31, 2013, the end of a three-year vesting period.
The Company recognized a $4.0 million expense, a $0.4 million benefit and a $3.4 million expense for employee compensation during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively, for all liability-based awards. The expense for the period January 1, 2015 to November 6, 2015 includes $3.7 million of expense related to change of control provisions. For these awards, there was no related income tax benefit in the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively. The Company recognized $6.9 million, $8.3 million and $10.0 million in employee stock-based compensation expense for all share-settled awards during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively. The expense for the period January 1, 2015 to November 6, 2015 includes $4.4 million of expense related to the cancellation of awards pursuant to the Plan, which under ASC 718 requires that any unrecognized cost on the cancellation date be recognized. For these awards, there was no related income tax benefit in the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively. The Company classified $0.4 million and $1.0 million in excess tax benefits as a financing cash inflow for the years ended December 31, 2014 and 2013, respectively. There were no excess tax benefits to classify as financing cash inflow for the period January 1, 2015 to November 6, 2015.
The Company used various assumptions to estimate the fair value of its objective-based awards. The risk-free interest rate assumptions were based on observed interest rates consistent with the approximate vesting periods. For the Performance Retention Awards in 2013, the Company used the historical volatility of its common stock to estimate volatility and the dividend yield assumption was based on the historical and anticipated dividend payouts of the Company. For the 2015, 2014 and 2013 objective-based awards, the Company used the historical volatility of its common stock, as well as that of certain peer groups, as defined in the award agreements to estimate volatility and the dividend yield assumptions were based on historical and anticipated dividend payouts of the Company, as well as that of certain peer groups, as defined in the award agreements.
Objective-based Awards (cash settled)
The Company accounts for awards or the portion of the awards requiring cash settlement under stock-compensation principles of accounting as liability instruments. The fair value of all liability instruments are being remeasured based on the awards' estimated fair value at the end of each reporting period and are being recorded to expense over the vesting period. The awards that are based on the Company's achievement of market-based objectives related to its stock price performance as compared to certain peer groups, as defined in the award agreements, are valued using a Monte Carlo simulation. The following are the assumptions for the Company:

	December 31, 2014	December 31, 2013
	Restricted Stock Market-Based	Performance Retention Awards	Restricted Stock Market-Based
Dividend yield	—	—	—
Expected price volatility	54.4%	65.0%	44.1%
Risk-free interest rate	0.5%	0.1%	0.4%
Stock price (a)	$1.00	$6.52	$6.52
Fair value	$0.05	$4.19	$6.19

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

_____________________________
(a) The stock price represents the closing price of the Company's common stock at the valuation date.
Stock Option Awards
The following table summarizes stock option activity as of November 6, 2015 and changes during the period then ended:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2015	3,005,480	$8.91	3.87	$—
Granted	—	—
Exercised	—	—
Cancelled	(1,809,358)	7.50
Expired	(1,196,122)	11.04
Outstanding at November 6, 2015	—	—	0.00	—
Vested or Expected to Vest at November 6, 2015	—	—	0.00	—
Exercisable at November 6, 2015	—	—	0.00	—
The intrinsic value of stock options exercised during 2014 and 2013 was $0.2 million and $0.4 million, respectively. Cash received from stock option exercises was $0.1 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively. There were no stock option exercises during the period January 1, 2015 through November 6, 2015.
Objective-based Awards (share settled)
The fair value of all awards requiring share settlement were measured at the fair value on the date of grant. These awards that were based on the Company's achievement of market-based objectives related to its stock price performance as compared to certain peer groups, as defined in the award agreements, were valued at the date of grant using a Monte Carlo simulation. The following are the assumptions for the Company:

	March 2, 2015	February 19, 2014	February 28, 2013
Dividend yield	—	—	—
Expected price volatility	71.7%	54.4%	64.7%
Risk-free interest rate	0.7%	0.6%	0.3%
Stock price (a)	$0.55	$4.71	$6.78
Fair value	$0.55	$3.63	$7.78
_____________________________

(a)	The stock price represents the closing price of the Company's common stock at March 2, 2015, February 19, 2014 and February 28, 2013, the respective grant dates.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about objective-based restricted stock outstanding as of November 6, 2015 and changes during the period then ended:

	Objective-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2015	2,125,870	$5.36
Granted (a)	400,000	0.55
Vested	(176,211)	5.94
Canceled	(1,718,226)	4.22
Forfeited	(631,433)	5.23
Non-Vested at November 6, 2015	—	—
_____________________________

(a)
The number of objective-based restricted stock shown reflects the shares that would be granted if the maximum level of performance is achieved. The number of shares actually issued may range from zero to 400,000.

The weighted-average grant date fair value of objective-based restricted stock granted during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 was $0.55, $4.17 and $7.16, respectively. The total fair value of objective-based restricted stock that vested during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 was $0.1 million, $2.0 million and $3.1 million, respectively.
Time-based Restricted Stock Awards
The following table summarizes information about time-based restricted stock outstanding as of November 6, 2015 and changes during the period then ended:

	Time-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at January 1, 2015	1,849,525	$5.08
Granted	1,600,000	0.55
Vested	(908,186)	5.18
Canceled	(1,928,505)	1.97
Forfeited	(612,834)	2.90
Non-Vested at November 6, 2015	—	—
The weighted-average grant date fair value of time-based restricted stock granted during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 was $0.55, $4.59 and $6.86, respectively. The total fair value of time-based restricted stock that vested during the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013 was $0.7 million, $4.1 million and $6.1 million, respectively.
Successor
On December 11, 2015, the Company's Board of Directors adopted the Hercules Offshore, Inc. 2015 Long-Term Incentive Plan (the "2015 LTIP") which subject to adjustment in accordance with the 2015 LTIP, provides that 2.0 million shares of our common stock will be available for issuance pursuant to awards under the 2015 LTIP. The 2015 LTIP provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. There were 1.8 million shares available for grant at December 31, 2015. The 2015 LTIP is administered by a committee of the Company's board of directors consisting of at least two outside directors, which is referred to herein as the "committee," except in the event the Company's board of directors choses to administer the 2015 LTIP. The committee, subject to the terms and conditions of the 2015 LTIP, determines all terms and conditions of awards, including who is eligible to receive awards.
The Company granted time-based restricted stock awards to its Directors which vest in full on the one-year anniversary of the Grant Date. Vested shares will be delivered to the Director upon a change of control of the Company or such Director's

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

departure from the Board. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date.
The Company recognized twenty-six thousand dollars in stock-based compensation for the time-based restricted stock awards granted to the Company's Directors during the period of November 6, 2015 to December 31, 2015.
Time-based Restricted Stock Awards
The following table summarizes information about time-based restricted stock outstanding as of December 31, 2015 and changes during the period November 6, 2015 to December 31, 2015:

	Time-Based Restricted Stock	Weighted- Average Grant Date Fair Value
Non-Vested at November 6, 2015	—	$—
Granted	164,286	2.80
Vested	—	—
Forfeited	—	—
Non-Vested at December 31, 2015	164,286	2.80
The Company's estimate of future expense relating to the Successor Company's restricted stock awards granted through December 31, 2015 as well as the remaining vesting period over which the associated expense is to be recognized is $0.4 million and 0.9 years, respectively.
11.    Supplemental Financial Information
Consolidated Balance Sheet Information
Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Accrued Liabilities:
Taxes other than Income	$12,617	$15,262
Accrued Payroll and Employee Benefits	17,062	25,460
Accrued Self-Insurance Reserves	18,532	24,514
Other	897	854
	$49,108	$66,090
Other current liabilities consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Other Current Liabilities:
Deferred Revenue-Current Portion	$—	$9,439
Other	6,148	3,967
	$6,148	$13,406

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Cash paid, net during the period for:
Interest, net of capitalized interest	$7,219	$47,728	$97,304	$55,094
Income taxes	505	1,562	21,147	15,658
Capitalized interest was $2.4 million, $4.4 million and $20.4 million for the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively. There was no capitalized interest for the period November 6, 2015 to December 31, 2015.
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
Sales to Major Customers
The Company’s customers primarily include major integrated energy companies, independent oil and natural gas operators and national oil companies. Sales to customers exceeding 10 percent or more of the Company’s total revenue from continuing operations in any of the past three years are as follows:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Saudi Aramco (a)	34%	21%	12%	12%
Chevron Corporation (b)	10	19	15	15
Arena Energy (c)	10	16	10	5
Eni (d)	15	7	—	—
Linder Oil Company (c)	12	4	—	—
Cairn Energy (a)	—	3	11	2
Energy XXI (c) (e)	8	1	14	10
  _____________________________

(a)	Revenue included in the Company’s International Offshore segment.

(b)	Revenue included in the Company's Domestic Offshore, International Offshore and International Liftboats segments.

(c)	Revenue included in the Company's Domestic Offshore segment.

(d)	Revenue included in the Company’s International Offshore and Domestic Offshore segments.

(e)	Includes EPL Oil and Gas since 2014 (Energy XXI acquired EPL Oil and Gas in 2014). 2013 includes only EPL Oil & Gas.
12.    Benefit Plan
The Company currently has a 401(k) plan in which substantially all U.S. employees are eligible to participate. Effective April 1, 2013, the Company increased the Company match of participant contributions equal to 6% from 3% of a participant's eligible compensation and effective March 15, 2015 the Company eliminated the match of participant contributions. The

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred expense related to matching contributions of $1.1 million, $6.8 million and $5.7 million for the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively.
13.    Debt
Debt is comprised of the following:

	Successor	Predecessor
(in thousands)	December 31, 2015	December 31, 2014
Senior Secured Credit Facility, due May 2020	$428,715	$—
8.75% Senior Notes, due July 2021	—	400,000
7.5% Senior Notes, due October 2021	—	300,000
6.75% Senior Notes, due April 2022	—	300,000
10.25% Senior Notes, due April 2019	—	200,000
3.375% Convertible Senior Notes, due June 2038*	—	7,410
7.375% Senior Notes, due April 2018	—	3,509
Total Long-term Debt	$428,715	$1,210,919

* The carrying amount of the equity component was $30.1 million at December 31, 2014.
The following is a summary of scheduled long-term debt maturities by year (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	428,715
Thereafter	—
$428,715
The Senior Secured Credit Facility accretes to the $450.0 million aggregate principal over 4.5 years, the current expected life of the debt.

	Successor
	Period from November 6, 2015 to December 31, 2015
(in millions)	Contractual Interest	Accreted Interest	Total Interest	Effective Rate
Senior Secured Credit Facility, due May 2020	$7.2	$0.7	$7.9	11.6%
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

	Predecessor
	Year Ended December 31, 2013
(in millions)	Coupon Interest	Discount Amortization	Total Interest	Effective Rate
10.5% Senior Notes, due October 2017	$24.1	$0.7	$24.8	11.00%
3.375% Convertible Senior Notes, due June 2038	1.1	1.2	2.3	7.27

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor
Senior Secured Credit Facility
On November 6, 2015 (the "Credit Agreement Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") that provides for a $450.0 million senior secured credit facility ("Senior Secured Credit Facility") consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account pursuant to an Escrow Agreement and will be released pursuant to the terms of such Agreement. The Escrowed Amount is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See Note 18). The remaining proceeds of the loans are being used to consummate the Plan, fund fees and expenses in connection therewith, and to provide for working capital and other general corporate purposes of the Company and its subsidiaries. All loans under the Credit Agreement mature on May 6, 2020.
The Company may voluntarily prepay loans under the Credit Agreement, subject to customary notice requirements and minimum prepayment amounts, the payment of LIBOR breakage costs, if any, and (i) if such prepayment is made prior to the third anniversary of the Credit Agreement Closing Date, a prepayment premium of 3.0% of the principal amount of the loans being prepaid plus the present value of the sum of all required payments of interest on the aggregate principal amount of the loans being prepaid through the third anniversary of the Credit Agreement Closing Date, (ii) if such prepayment made after the third anniversary of the Credit Agreement Closing Date but on or prior to the fourth anniversary of the Credit Agreement Closing Date, a prepayment premium of 3.0% of the aggregate principal amount of the loans being prepaid and (iii) if such prepayment is made after the fourth anniversary of the Credit Agreement Closing Date, without premium or penalty.
The Credit Agreement requires mandatory prepayments of amounts outstanding thereunder with (i) the net proceeds of certain asset sales and casualty events, subject to certain reinvestment rights, (ii) the net proceeds of certain equity issuances, subject to certain exceptions, including with respect to equity issuances used to finance acquisitions, (iii) the net proceeds of debt issuances not permitted by the Credit Agreement, (iv) any cancellation, termination or other fee received in connection with the cancellation or termination of the construction contract or drilling contract for the Hercules Highlander, and (v) the Escrowed Amount if the Escrow Conditions are not satisfied. No prepayment premium is payable in connection with any of these mandatory prepayments, unless the mandatory prepayment is a result of the issuance of debt not permitted by the Credit Agreement. In addition, if a change of control (as defined in the Credit Agreement) occurs, each lender will have the right to require the Company to prepay its loans at 101% of the principal amount of the loans requested to be prepaid.
Loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the ABR (the highest of the prime rate, the federal funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, and 2.0%), plus an applicable margin of 8.50%, or (ii) the LIBOR rate plus an applicable margin of 9.50% per annum. The LIBOR rate includes a floor of 1.0%. In connection with entering into the Credit Agreement, the Company paid to the original commitment parties a put option premium equal to 2.0% of each such commitment party’s commitment (one half of such fee was paid upon execution of the commitment letter, and the remaining half of such fee was paid on the Credit Agreement Closing Date) in aggregate a total of $9.0 million, and the Company paid certain administrative and other fees to the Agent of $1.2 million.
The Credit Agreement contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to:
• incur indebtedness;
• create liens;
• enter into sale and leaseback transactions;
• pay dividends or make other distributions to equity holders;
• prepay subordinated debt or unsecured debt;
• make other restricted payments or investments (including investments in subsidiaries that are not guarantors);
• consolidate, merge or transfer all or substantially all of its assets;
• sell assets;
• engage in transactions with its affiliates;
• modify or terminate any material agreement;
• enter into agreements that restrict dividends or other transfers of assets by restricted subsidiaries; and
• engage in any new line of business.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These covenants are subject to a number of important qualifications and limitations. In addition, the Company has to maintain compliance with (i) a maximum senior secured first lien leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured first lien debt to consolidated net income before interest, taxes, depreciation and amortization, which EBITDA amount will be annualized for any test period during 2017) commencing from the fiscal quarter ending March 31, 2017 and (ii) a minimum liquidity amount, consisting of unrestricted cash and cash equivalents, commencing from the Credit Agreement Closing Date. The maximum secured leverage ratio is 6.0 to 1.0 for the fiscal quarter ending March 31, 2017, 5.0 to 1.0 for the fiscal quarter ending June 30, 2017, 4.0 to 1.0 for the fiscal quarter ending September 30, 2017, and 3.5 to 1.0 for the fiscal quarter ending December 31, 2017 and thereafter. The minimum liquidity is $100.0 million for the period beginning on the Credit Agreement Closing Date and ending on June 30, 2016, $75.0 million for the period beginning July 1, 2016 and ending December 31, 2016, $50.0 million for the period beginning January 1, 2017 and ending June 30, 2017, and $25.0 million for the period beginning July 1, 2017 and thereafter. At December 31, 2015, the Company was in compliance with all covenants under our Senior Secured Credit Facility.
The Company’s obligations under the Credit Agreement are guaranteed by substantially all of its domestic and foreign subsidiaries, and the obligations of the Company and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander when it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Upon an event of default under the Credit Agreement, the Agent may, or at the direction of lenders holding a majority of the loans under the Credit Agreement shall, declare all amounts owing under the Credit Agreement to be due and payable. In addition, upon an event of default under the Credit Agreement the Agent is empowered to exercise all rights and remedies of a secured party and foreclose upon the collateral securing the Credit Agreement, in addition to all other rights and remedies under the security documents described in the Credit Agreement. Upon any acceleration of the loans under the Credit Agreement, the prepayment premiums described above that are otherwise applicable to voluntary prepayments shall become due and payable to the lenders.
Embedded Derivative
The Company identified an embedded derivative related to a put option feature included in the Senior Secured Credit Facility, where, upon the occurrence of certain events of default and where the Company was not able to obtain a waiver from our lenders, the principal amount of the Company's debt could be accelerated and the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the Senior Secured Credit Facility and to fair value the derivative as of each subsequent reporting date.
Upon issuance of the Senior Secured Credit Facility on November 6, 2015, the Company received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million. After these adjustments, the debt approximated $417.0 million.
In connection with fresh-start accounting, the debt was recorded at fair value of $428.0 million which was determined using an Income Approach, specifically the risk-neutral method. The difference between the $450.0 million face amount and the fair value recorded in fresh-start accounting is being amortized over 4.5 years, the current expected life of the debt.
Predecessor
Cancellation of Indebtedness
In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes, 3.375% Convertible Senior Notes and 7.375% Senior Notes were canceled (See Notes 4 and 5).
Termination of Credit Facility
On April 3, 2012, the Company entered into a credit agreement which as amended on July 8, 2013 (the "Predecessor Credit Agreement") governed its senior secured revolving credit facility (the "Credit Facility"). The Predecessor Credit Agreement provided for a $150.0 million senior secured revolving credit facility.
In connection with the RSA, the Company terminated the Credit Facility effective June 22, 2015 (See Note 4). There were no amounts outstanding and no letters of credit issued under the Credit Facility at that time. Liens on the Company's vessels that secured the Credit Facility have been released. The Company maintained compliance with all covenants under the Credit Facility through the termination date and has paid all fees in full.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.75% Senior Notes due 2021
On July 8, 2013, the Company completed the issuance and sale of $400.0 million aggregate principal amount of senior notes at a coupon rate of 8.75% ("8.75% Senior Notes") with maturity in July 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $393.0 million after deducting the bank fees and estimated offering expenses. The net proceeds from this offering, together with cash on hand (including the proceeds of approximately $103.9 million the Company received from the sales of its inland barge rigs, domestic liftboats and related assets), were used to fund its acquisition of Discovery shares, the final shipyard payments totaling $333.9 million for Hercules Triumph and Hercules Resilience, related capital expenditures, as well as general corporate purposes. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 8.75% Senior Notes were canceled (See Notes 4 and 5).
7.5% Senior Notes due 2021
On October 1, 2013, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 7.5% ("7.5% Senior Notes") with maturity in October 2021. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.5 million after deducting the bank fees and estimated offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 7.5% Senior Notes were canceled (See Notes 4 and 5).
6.75% Senior Notes due 2022
On March 26, 2014, the Company completed the issuance and sale of $300.0 million aggregate principal amount of senior notes at a coupon rate of 6.75% ("6.75% Senior Notes") with maturity in April 2022. These notes were sold at par and the Company received net proceeds from the offering of the notes of approximately $294.8 million after deducting bank fees and estimated offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 6.75% Senior Notes were canceled (See Notes 4 and 5).
10.25% Senior Notes due 2019
On April 3, 2012 the Company completed the issuance and sale of $200.0 million aggregate principal amount of senior notes at a coupon rate of 10.25% ("10.25% Senior Notes") with maturity in April 2019. These notes were sold at par and the Company received net proceeds from the offering of the notes of $195.4 million after deducting the initial purchasers' discounts and offering expenses. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 10.25% Senior Notes were canceled (See Notes 4 and 5).
3.375% Convertible Senior Notes due 2038
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
On May 1, 2013, the Company made an offer to purchase all of the outstanding notes in accordance with its repurchase obligation under the indenture and on June 1, 2013 repurchased $61.3 million aggregate principal amount of the 3.375% Convertible Senior Notes pursuant to the terms of the optional put repurchase offer. In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the 3.375% Convertible Senior Notes were canceled (See Notes 4 and 5).
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
Loss on Extinguishment of Debt
During the period January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, the Company incurred the following charges which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for their respective periods:

•
During the fourth quarter of 2013, the Company incurred a pretax charge of $29.3 million, consisting of a $17.3 million call premium, $4.8 million unamortized debt discount costs and $4.2 million unamortized debt issuance costs, all related to the redemption of the 10.5% Senior Notes, as well as approximately $3.0 million of bank fees related to the issuance of the 7.5% Senior Notes;

•
In March 2014, the Company incurred a pretax charge of $15.2 million, consisting of a $12.6 million call premium and $1.4 million of unamortized debt issuance costs related to the redemption of the 7.125% Senior Secured Notes, as well as $1.1 million of bank fees related to the issuance of the 6.75% Senior Notes;

•
In April 2014, the Company incurred a pretax charge of $4.8 million, consisting of a $4.3 million call premium and $0.5 million of unamortized debt issuance costs related to the redemption of the remaining 7.125% Senior Secured Notes; and

•
In June 2015, the Company incurred a pretax charge of $1.9 million consisting of $1.8 million of unamortized debt issuance costs and $0.1 million of associated professional fees related to the termination of the Credit Facility.

14. Derivative Instrument
Embedded Derivative
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the embedded put option derivative was determined using the "With" and "Without" method (See Note 5 and 15).
The following table provides the fair value of the Company’s derivative:

Successor
Fair Value
Balance Sheet Classification	December 31, 2015
(in thousands)
Derivative:
Embedded Put Option Derivative	$13,340
Other Liabilities	$13,340

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the effect of the Company’s derivative on the Consolidated Statements of Operations:

		Successor
(in thousands)		Period from November 6, 2015 to December 31, 2015
Derivative	I.	II.
Embedded Put Option Derivative	Other Income (Expense)	$(4,837)

I.	Classification of Gain (Loss) Recognized in Income (Loss) on Derivative

II.	Amount of Gain (Loss) Recognized in Income (Loss) on Derivative
15.    Fair Value Measurements
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
2013 Discovery Warrants (Predecessor)
The fair value of the settlement of the warrants issued by Discovery (See Note 8) was determined using a Monte Carlo simulation based on the following assumptions:

Predecessor
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
Embedded Derivative (Successor)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the embedded put option derivative was estimated using the “with” and “without” method. Using this methodology, the Senior Secured Credit Facility is first valued with the embedded derivative (the “with” scenario) and subsequently valued without the embedded derivative (the “without” scenario). The fair value of the embedded put option derivative is estimated as the difference between the fair value of the Senior Secured Credit Facility in the “with” and “without” scenarios. The fair value of the Senior Secured Credit Facility in the “with” and “without” scenarios was estimated using an Income Approach. Specifically, to estimate the fair value of the Senior Secured Credit Facility, the expected cash flows were modeled over the life of the debt. The significant assumptions used in the valuation of the embedded put option derivative are: the fair value of the Senior Secured Credit Facility, the expected recovery rate, the risk-neutral probability of default, and the risk-free rate (Level 3). The initial measurement of fair value for this derivative liability was at November 6, 2015, the date the Company entered into the Senior Secured Credit Facility (See Note 5 and 13).
The following table represents the Company’s derivative liability measured at fair value on a recurring basis as of December 31, 2015:

	Successor
(in thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded Put Option Derivative	$13,340	$—	$—	$13,340
2014 Asset Impairments (Predecessor)
The following table represents the Company’s assets measured at fair value on a non-recurring basis for which an impairment measurement was made during the year ended December 31, 2014:

	Predecessor
(in thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
Property and Equipment, Net (a)	$6,000	$—	$—	$6,000	$(82,507)
Property and Equipment, Net (b)	7,500	—	—	7,500	(117,001)

(a)	This represents a non-recurring fair value measurement made at September 30, 2014 for Hercules 202, Hercules 204, Hercules 212 and Hercules 213.

(b)	This represents a non-recurring fair value measurement made at December 31, 2014 for Hercules 120, Hercules 200, Hercules 214, Hercules 251 and Hercules 253.
The Company made the decision to remove the Hercules 120, Hercules 200, Hercules 202, Hercules 204, Hercules 212, Hercules 213, Hercules 214, Hercules 251 and Hercules 253 from its marketable assets into its non-marketable assets as the Company did not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $199.5 million ($199.5 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2014, to write the rigs down to fair value based on a third-party estimate. The financial information for these rigs has been reported as part of the Domestic Offshore segment.
2013 Asset Impairments (Predecessor)
Long-lived assets held for sale at June 30, 2013 were written down to their fair value (level 2) less estimated cost to sell, resulting in non-cash impairment charges of $40.9 million ($40.7 million net of tax) and $3.5 million ($3.5 million, net of tax) for the discontinued operations of the former Inland and Domestic Liftboats segments, respectively. The impairment charges are included in Discontinued Operations on the Consolidated Statement of Operations for the year ended December 31, 2013 (See Note 9).
During December 2013, the Company made the decision to remove the Hercules 153, Hercules 203, Hercules 206 and Hercules 250 from its marketable assets into its non-marketable assets as the Company did not reasonably expect to market these rigs in the foreseeable future. This decision resulted in a non-cash impairment charge of approximately $114.2 million

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($114.2 million, net of tax), which is included in Asset Impairment on the Consolidated Statement of Operations for the year ended December 31, 2013, to write the rigs down to fair value based on a third-party estimate (Level 3). The financial information for these rigs has been reported as part of the Domestic Offshore segment.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair values because of the short-term nature of the instruments. The fair value of the Company's cash equivalents are Level 1.
The fair value of the Successor Company’s Senior Secured Credit Facility is estimated using an Income Approach, specifically the risk-neutral method. The significant assumptions used in the valuation of the Senior Secured Credit Facility are: the expected recovery rate, the risk-neutral probability of default, and the risk-free rate (Level 2). The fair value of the Predecessor Company's 8.75% Senior Notes, 7.5% Senior Notes, 6.75% Senior Notes, 10.25% Senior Notes and 3.375% Convertible Senior Notes was estimated based on quoted prices in active markets. The fair value of the Predecessor Company’s 7.375% Senior Notes was estimated based on discounted cash flows using inputs from quoted prices in active markets for similar debt instruments. The inputs used to determine fair value are considered Level 2 inputs.
The following table provides the carrying value and fair value of the Company’s long-term debt instruments:

	Successor		Predecessor
	December 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facility, due May 2020	$428.7	$315.9	$—	$—
8.75% Senior Notes, due July 2021	—	—	400.0	191.0
7.5% Senior Notes, due October 2021	—	—	300.0	135.8
6.75% Senior Notes, due April 2022	—	—	300.0	132.8
10.25% Senior Notes, due April 2019	—	—	200.0	111.4
3.375% Convertible Senior Notes, due June 2038	—	—	7.4	6.5
7.375% Senior Notes, due April 2018	—	—	3.5	1.9
Fresh-Start Accounting
Upon the Company’s emergence from Chapter 11, Hercules applied the provisions of fresh-start accounting to its financial statements, including the allocation of the reorganization value to its individual assets based on their estimated fair values (See Note 5).
16.    Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
United States	$(18,053)	$327,414	$(211,186)	$(68,080)
Foreign	(4,888)	(922,866)	3,581	30,327
Total	$(22,941)	$(595,452)	$(207,605)	$(37,753)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision consisted of the following:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Current-United States	$—	$161	$642	$2,776
Current-foreign	514	4,858	15,611	14,539
Current-state	198	92	(57)	(114)
Current income tax provision	712	5,111	16,196	17,201
Deferred-United States	—	—	548	(30,124)
Deferred-foreign	16	1,675	(4,407)	1,341
Deferred-state	—	256	(3,832)	638
Deferred income tax (benefit) provision	16	1,931	(7,691)	(28,145)
Total income tax (benefit) provision	$728	$7,042	$8,505	$(10,944)
A reconciliation of statutory and effective income tax rates is as shown below:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
			2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
Effect of:
Taxes on foreign earnings at greater than the U.S. statutory rate	(25.4)	(48.5)	(13.3)	(23.6)
Discharge of debt and other reorganization related items	—	10.8	—	—
Officer's compensation	—	—	(0.1)	(3.3)
Seahawk tax attributes	—	—	—	152.5
Valuation allowance	(11.1)	3.4	(30.4)	(125.9)
Uncertain tax positions	—	0.1	2.4	(0.5)
State income taxes	(0.8)	—	3.1	(1.5)
Other	(0.9)	(2.0)	(0.8)	(3.7)
Effective rate	(3.2)%	(1.2)%	(4.1)%	29.0%

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of and changes in the net deferred taxes were as follows:

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforward (Federal, State & Foreign)	$51,566	$155,649
Fixed assets	28,940	—
Credit carryforwards	19,529	35,596
Accrued expenses	11,356	13,026
Unearned income	—	664
Intangibles	6,102	3,638
Stock-based compensation	703	5,628
Deferred expenses	4,436	5,215
Valuation allowance	(107,213)	(125,021)
Deferred tax assets	15,419	94,395
Deferred tax liabilities:
Fixed assets	—	(89,463)
Unearned income	(6,327)	—
Convertible notes	—	(947)
Debt	(4,474)	—
Unremitted foreign earnings	(3,986)	—
Other	(228)	(1,636)
Deferred tax liabilities	(15,015)	(92,046)
Net deferred tax assets	$404	$2,349
Under the Plan, a substantial portion of the Company’s pre-petition debt securities were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $939 million, which will reduce the value of the Company’s U.S. net operating losses, alternative minimum tax credits and other assets. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2016.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. The ownership changes and resulting annual limitation will result in the expiration of an estimated $60 million of net operating losses generated prior to the emergence date. The expiration of these tax attributes was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance, which results in no net tax provision.
The amount of consolidated U.S. net operating losses (“NOLs”) available as of December 31, 2015 is approximately $146.8 million. This differs from the NOL reported in the Company's financial statements by $4.5 million which represents the unrealized tax benefits associated with equity compensation and uncertain tax position in accordance with FASB ASC 718, Stock Compensation and FASB ASC 740, Income Taxes. These NOLs will expire in the years 2029 through 2035. The amount of foreign NOL’s available as of December 31, 2015 is $8.9 million which have an indefinite life carry-forward period. In addition, the Company has $19.5 million of non-expiring alternative minimum tax credits.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2015, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. The Company recorded a deferred tax liability of $4.0 million for the year ended December 31, 2015. This deferred tax liability was fully offset by the U.S. valuation allowance. In accordance with FASB ASC 740, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded interest and penalties expense (benefit) of $(0.3) million, $(1.8) million and $0.2 million through the Income Tax Benefit (Provision) line of the Consolidated Statements of Operations for the period January 1, 2015 to November 6, 2015 and and the years ended December 31, 2014 and 2013, respectively. There was no interest and penalties expense (benefit) for the period November 6, 2015 to December 31, 2015.
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
In accordance with FASB ASC 740, the Company evaluates its deferred tax assets, including net operating losses and credits, to determine if a valuation allowance should be recognized on the consideration of all available evidence using a "more likely than not" standard. Based on the analysis of all factors management concluded that due to the uncertainty regarding the future realization of the net deferred tax asset, a valuation allowance should be recorded. As of December 31, 2015 and 2014, the Company had a valuation allowance of $107.2 million and $125.0 million, respectively.
The following table presents the reconciliation of the total amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Balance, beginning of period	$3,062	$3,605	$5,533	$5,533
Gross increases — tax positions in prior periods	—	—	713	—
Lapse of statute of limitation	—	(543)	(2,641)	—
Balance, end of period	$3,062	$3,062	$3,605	$5,533
The unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitation in the next twelve months. The Company recognized $0.9 million of tax benefit, including accrued interest and penalties of $0.3 million, during the year ended December 31, 2015 as a result of the tolling of statutes of limitations in foreign jurisdictions.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.
In January 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011, which was completed in the first quarter of 2015. In February 2015, the Federal Inland Revenue Service of Nigeria notified the Company that it will examine calendar year 2012 and 2013 corporate income tax returns. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
17.    Segments
The Company currently reports its business activities in three business segments: (1) Domestic Offshore, (2) International Offshore, and (3) International Liftboats. The Company eliminates inter-segment revenue and expenses, if any.
The results of operations of the former Domestic Liftboats and Inland segments are reflected in the Consolidated Statement of Operations for the year ended December 31, 2013 as discontinued operations (See Note 9). The financial information of the Company's discontinued operations is not included in the results of operations presented for the Company's reporting segments.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following describes the Company's reporting segments as of December 31, 2015:
Domestic Offshore - includes 18 jackup rigs in the U.S. Gulf of Mexico that can drill in maximum water depths ranging from 120 to 350 feet. Nine of the jackup rigs are either under contract or available for contracts and nine are cold stacked.
International Offshore — includes nine jackup rigs outside of the U.S. Gulf of Mexico. The Company has three jackup rigs contracted offshore in Saudi Arabia, one jackup rig contracted offshore in Congo, one jackup rig ready stacked and one jackup rig warm stacked in Gabon, one jackup ready stacked in the Netherlands and one jackup rig warm stacked in Malaysia. Additionally, the Company has one newbuild jackup rig under construction in Singapore that is expected to be delivered in the second quarter of 2016.
International Liftboats — includes 19 liftboats. Fifteen are operating or available for contracts offshore West Africa, one is cold stacked offshore West Africa and three are operating or available for contracts in the Middle East region.
The Company’s jackup rigs are used primarily for exploration and development drilling in shallow waters. The Company’s liftboats are self-propelled, self-elevating vessels with a large open deck space, which provides a versatile, mobile and stable platform to support a broad range of offshore maintenance and construction services throughout the life of an oil or natural gas well.
In November 2013, the Company entered into an agreement with Perisai Drilling Sdn Bhd ("Perisai") whereby the Company agreed to market, manage and operate two Pacific Class 400 design new-build jackup drilling rigs, Perisai Pacific 101 and Perisai Pacific 102 ("Perisai Agreement"). Pursuant to the terms of the agreement, Hercules is reimbursed for all operating expenses and Perisai pays for all capital expenditures. The Company receives a daily management fee for the rig and a daily operational fee equal to 12% of the rig-based EBITDA, as defined in the Perisai Agreement. In August 2014, Perisai Pacific 101 commenced work on a three-year drilling contract in Malaysia. Perisai Pacific 102 was scheduled to be delivered by the shipyard by mid-2015, but delivery has not yet occurred. It is the Company's understanding that Perisai is in discussions with the shipyard to further delay delivery of the rig.
Specific to the Perisai Agreement, the Company recognized the following results in its International Offshore segment:

	Successor	Predecessor
(in millions)	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31, 2014
Revenue	$1.3	$12.1	$11.1
Operating Expenses	0.8	6.3	5.6
Information regarding the Company's reportable segments is as follows:

	Successor			Predecessor
	Period from November 6, 2015 to December 31, 2015			Period from January 1, 2015 to November 6, 2015
(in thousands)	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
Domestic Offshore	$9,859	$(608)	$1,097	$131,308	$(8,464)	$39,031
International Offshore	17,321	(1,635)	1,870	113,438	(95,111)	71,033
International Liftboats	5,262	(3,245)	1,567	58,460	(13,165)	14,599
	$32,442	$(5,488)	$4,534	$303,206	$(116,740)	$124,663
Corporate	—	(3,399)	—	—	(58,889)	2,300
Total Company	$32,442	$(8,887)	$4,534	$303,206	$(175,629)	$126,963

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Year Ended December 31, 2014			Year Ended December 31, 2013
(in thousands)	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
Domestic Offshore	$497,209	$(40,588)	$70,576	$522,705	$90,202	$78,526
International Offshore	291,486	302	75,672	190,376	(19,762)	51,759
International Liftboats	111,556	4,434	20,763	145,219	37,575	18,627
	$900,251	$(35,852)	$167,011	$858,300	$108,015	$148,912
Corporate	—	(52,647)	3,887	—	(56,583)	3,031
Total Company	$900,251	$(88,499)	$170,898	$858,300	$51,432	$151,943

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Total Assets:
Domestic Offshore	$298,813	$511,804
International Offshore	353,600	1,228,247
International Liftboats	164,814	227,776
Corporate	290,913	34,580
Total Company	$1,108,140	$2,002,407

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Capital Expenditures:
Domestic Offshore	$571	$3,197	$54,082	$63,344
International Offshore (a)	3,937	67,564	83,777	459,685
Inland	—	—	—	396
Domestic Liftboats	—	—	—	5,678
International Liftboats	558	7,336	9,037	12,407
Corporate	—	—	626	3,477
Total Company	$5,066	$78,097	$147,522	$544,987
  _____________________________

(a)	2013 includes a $166.9 million final shipyard installment payment for each of Hercules Triumph and Hercules Resilience.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenue generated by such assets during the periods. The following tables present revenue and long-lived assets by country based on the location of the service provided:

	Successor	Predecessor
	Period from November 6, 2015 to December 31, 2015	Period from January 1, 2015 to November 6, 2015	Year Ended December 31,
(in thousands)			2014	2013
Operating Revenue:
United States	$10,213	$135,063	$503,626	$522,705
Saudi Arabia	11,146	74,974	114,171	114,364
Nigeria	3,148	37,165	75,183	115,314
Gabon	4,897	13,158	64,537	—
India	—	9,832	96,198	17,319
Other (a)	3,038	33,014	46,536	88,598
Total Non-U.S. Countries	22,229	168,143	396,625	335,595
Total Company	$32,442	$303,206	$900,251	$858,300

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2015	2014
Long-Lived Assets:
United States	$38,523	$356,656
Saudi Arabia	92,139	322,004
Nigeria	70,204	112,428
Gabon	126,151	442,192
India	—	45,296
Netherlands	68,682	272,488
Other (a)	75,968	47,046
Total Non-U.S. Countries	433,144	1,241,454
Total Company	$471,667	$1,598,110
  _____________________________

(a)	Other represents countries in which the Company operates that individually had operating revenue or long-lived assets representing less than 10% of total operating revenue or total long-lived assets.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Commitments and Contingencies
Operating Leases
The Company has non-cancellable operating lease commitments that expire at various dates through 2017. As of December 31, 2015, future minimum lease payments related to non-cancellable operating leases were as follows (in thousands):

Years Ended December 31,
2016	$3,365
2017	2,700
2018	—
2019	—
2020	—
Thereafter	—
Total	$6,065
Rental expense for all operating leases was $2.5 million, $12.1 million, $16.9 million and $15.1 million for the periods November 6, 2015 to December 31, 2015 and January 1, 2015 to November 6, 2015 and the years ended December 31, 2014 and 2013, respectively, of which $0.4 million related to discontinued operations is included in Loss from Discontinued Operations, Net of Taxes on the Consolidated Statement of Operations for the year ended December 31, 2013.
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore to build a High Specification, Harsh Environment rig, Hercules Highlander, which is expected to be delivered in the second quarter of 2016. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning and other costs, total delivery cost is estimated at approximately $270 million of which approximately $211 million remains to be spent at December 31, 2015. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, costs to mobilize the rig to the first well as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig. $200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account and are included in Restricted Cash on the Consolidated Balance Sheet as of December 31, 2015 to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander.
Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of December 31, 2015, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Hercules 265 Litigation
In January 2015, Cameron International Corporation (“Cameron”), and Axon Pressure Products, Inc. and Axon EP, Inc. (collectively “Axon”) filed third-party complaints against the Company in a subrogation action that Walter Oil & Gas Corporation ("Walter") and its underwriters, together with Walter’s working interest partners, Tana Exploration Company, LLC and Helis Oil & Gas Company, LLC, filed against Cameron and Axon, among others, to recover an undisclosed amount of damages relating to the well control incident at South Timbalier 220 involving the Hercules 265. In response to Cameron and Axon's third-party complaints, the Company filed counterclaims against Cameron and Axon pursuing contribution and related claims. Subsequently, Walter dismissed Cameron from the subrogation action. Separately, Cameron and Axon have filed answers and claims in a limitation of liability action that the Company filed relating to the incident. In response, the Company filed counterclaims against Axon and Cameron pursuing contribution and related claims. After Walter and the other plaintiffs in the subrogation matter dismissed Cameron, Hercules and Cameron mutually dismissed all claims against each other in both the limitation of liability and subrogation actions. The Company has tendered defense and indemnity to Walter for the remaining claims asserted by Axon and other costs and/or liabilities arising from the incident, pursuant to the terms of the drilling contract between the Company and Walter. Until such time as Walter accepts the tender, the Company will vigorously defend the claims.
Settlement of Contractual Dispute
In August 2015, the Company agreed to a settlement of a contractual dispute relating to the sale of certain of our assets in 2006, pursuant to which settlement the Company received a $5.2 million payment in October 2015 and recorded a gain of the same amount, which is included in General and Administrative on the Consolidated Statement of Operations for the period January 1, 2015 to November 6, 2015.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig, Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The Company received gross insurance proceeds of $50.0 million, the rig's insured value, in December 2013 from insurance underwriters and recorded a net insurance gain of $31.6 million, which is included in Operating Expenses on the Consolidated Statement of Operations for the year ended December 31, 2013, after writing off the rig's net book value of $18.4 million. The financial information for Hercules 265 has been reported as part of the Domestic Offshore segment. The cause of the incident is unknown. The Company has removal of wreck coverage for this incident up to a total amount of $110.0 million. During the second quarter of 2014, the Company received gross proceeds of $9.1 million from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred and used $2.0 million to repurchase the Hercules 265 hull from the insurance underwriters, which is currently stacked in a Mississippi shipyard. During the period from January 1, 2015 to November 6, 2015, the Company received an additional $3.5 million in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $10.0 million and $6.3 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.
19.    Unaudited Interim Financial Data
Unaudited interim financial information for the years ended December 31, 2015 and 2014 is as follows:

	Predecessor				Successor
	Quarter Ended			Period from October 1 to November 6 (c)	Period from November 6 to December 31 (d)
(in thousands, except per share amounts)	March 31	June 30 (a)	September 30 (b)
2015
Revenue	$122,619	$79,249	$73,804	$27,534	$32,442
Operating Loss	(29,958)	(60,183)	(68,534)	(16,954)	(8,887)
Net Loss	(57,115)	(88,250)	(95,351)	(361,778)	(23,669)
Loss attributable to Noncontrolling Interest	—	—	—	—	—
Net Loss attributable to Hercules Offshore, Inc.	$(57,115)	$(88,250)	$(95,351)	$(361,778)	$(23,669)
Net Loss attributable to Hercules Offshore, Inc. Per Share:
Basic and Diluted	$(0.35)	$(0.55)	$(0.59)	$(2.24)	$(1.18)

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Quarter Ended
(in thousands, except per share amounts)	March 31 (e)	June 30 (f)	September 30 (g)	December 31 (h)
2014
Revenue	$256,734	$242,963	$221,884	$178,670
Operating Income (Loss)	57,672	50,049	(70,898)	(125,322)
Net Income (Loss)	19,916	6,646	(88,553)	(154,119)
Loss attributable to Noncontrolling Interest	—	—	—	—
Net Income (Loss) attributable to Hercules Offshore, Inc.	$19,916	$6,646	$(88,553)	$(154,119)
Net Income (Loss) attributable to Hercules Offshore, Inc. Per Share:
Basic	$0.12	$0.04	$(0.55)	$(0.96)
Diluted	$0.12	$0.04	$(0.55)	$(0.96)
_____________________________

(a)
Includes a $13.4 million revenue adjustment related to retroactive dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266, $10.6 million of costs related to financing and restructuring activities, a $3.6 million net loss on the sale of assets, including six cold-stacked drilling rigs and a $1.9 million charge related to the termination of the Predecessor Credit Facility (See Notes 1 and 13).

(b)
Includes a $7.6 million bad debt provision in our International Liftboats segment, $8.3 million of costs related to financing and restructuring activities and a $14.3 million charge for reorganization items (See Note 6).

(c)
Includes a $342.7 million charge for reorganization items, an $8.1 million loss on stock-based compensation due to bankruptcy and a $5.2 million gain on settlement of a contractual dispute (See Notes 6, 10 and 18).

(d)	Includes a $1.3 million charge for reorganization items (See Note 6).

(e)	Includes a $15.2 million charge related to the retirement of a portion of the 7.125% Senior Secured Notes and the issuance of the 6.75% Senior Notes (See Note 13).

(f)
Includes a $17.9 million gain on the sale of three cold-stacked drilling rigs and a $4.8 million charge related to the retirement of the remaining portion of the 7.125% Senior Secured Notes (See Notes 9 and 13).

(g)	Includes a $4.7 million net gain on the sale of three cold-stacked drilling rigs and $82.5 million in non-cash asset impairment charges (See Notes 9 and 15).

(h)	Includes $117.0 million in non-cash asset impairment charges (See Note 15).
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

•
The Company’s former Chairman of the Board of Directors was serving as a member of the Board of Directors of Global Energy Services, which included the Southwest Oilfield Products division, an oilfield equipment manufacturing company.

•	A former member of the Company’s Board of Directors was serving as a member of the Board of Directors of HCC Insurance Holdings, Inc., a specialty insurance group.

•
A former member of the Company's Board of Directors was serving as a member of the Board of Directors of Technip, a provider of project management, engineering and construction for the energy industry.

•	The Company holds a three percent ownership in each of Hall-Houston Exploration II, L.P., Hall-Houston Exploration III, L.P. and Hall-Houston Exploration IV, L.P., exploration and production funds.

•
As of December 31, 2012, the Company had an investment in approximately 32% of the total outstanding equity of Discovery. In 2013, through additional purchases of shares of Discovery's common stock, the Company acquired a 100% interest in Discovery (See Note 8). Two former officers of the Company served on the Board of Directors of Discovery Offshore prior to it becoming a wholly owned subsidiary.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment, we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Form 10-K/A, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year on December 31, 2015.
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
The information required by this item is incorporated by reference to our Form 10-K/A, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Form 10-K/A, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Form 10-K/A, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2015.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Form 10-K/A, which is to be filed with the SEC pursuant to the Exchange Act within 120 days after the end of our fiscal year on December 31, 2015.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)  The following documents are included as part of this report:
(1)  Financial Statements
(2)  Consolidated Financial Statement Schedule on page 114 of this Report.
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

2.4	—	Confirmation Order for Joint Prepackaged Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Hercules' Current Report on Form 8-K filed October 9, 2015) (File No. 0-51582).
2.5	—
Solicitation and Disclosure Statement, including Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to Hercules' Current Report on Form 8-K filed July 14, 2015) (File No. 0-51582).

3.1	—
Second Amended and Restated Certificate of Incorporation of Hercules Offshore, Inc. dated November 6, 2015 (incorporated by reference to Exhibit 3.1 to Hercules' Current Report on Form 8-A filed November 6, 2015) (File No. 1-37623).

*3.2	—	Second Amended and Restated By-Laws of Hercules Offshore, Inc. dated December 11, 2015.
*4.1	—	Form of specimen common stock certificate.
4.2	—
Warrant Agreement between Hercules Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of November 6, 2015 2015 (incorporated by reference to Exhibit 4.1 to From 8-A filed November 6, 2015) (File No. 0-51582).

†10.1	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and John T. Rynd (incorporated by reference to Exhibit 10.5 to Hercules' Current Report on Form 8-K dated March 2, 2012 (the "March 2012 8-K")) (File No. 0-51582).

†10.2	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Troy L. Carson (incorporated by reference to Exhibit 10.6 to the March 2012 8-K) (File No. 0-51582).

†10.3	—
Hercules Offshore, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-51582)).

†10.4	—	Special Retention Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.29 to the 2010 Form 10-K) (File No. 0-51582).
†*10.5	—	Hercules Offshore, Inc. 2015 Long-Term Incentive Plan.
†10.6	—
Hercules Offshore, Inc. HERO Annual Performance Bonus Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K dated December 15, 2011) (File No. 0-51582).

†*10.7	—	Form of Restricted Stock Unit Award Agreement for Directors
10.8	—
Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006 (File No. 0-51582)).

10.9	—
Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).

10.10	—
First Amendment to Asset Purchase Agreement, dated as of November 1, 2006, by and among Hercules International Holdings, Ltd., Hercules Oilfield Services Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.2 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).

Exhibit Number		Description
10.11	—
Earnout Agreement, dated November 7, 2006, by and among Hercules Oilfield Services, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.3 to Hercules’ Current Report on Form 8-K dated November 7, 2006 (File No. 0-51582)).

10.12	—
Credit Agreement dated as of November 6, 2015, among Hercules Offshore, Inc., the Subsidiary Guarantors, the Lenders, and Jefferies Finance LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 6, 2015) (File No. 1-37623).

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

(c)  Financial Statement Schedules
(1)  Valuation and Qualifying Accounts and Allowances

SCHEDULE II
HERCULES OFFSHORE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

		Additions
Description	Balance at Beginning of Period	Charged to Expense, Net	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Successor
Period from November 6, 2015 to December 31, 2015
Allowance for doubtful accounts receivable	$—	$1,855	$—		$—		$1,855
Valuation allowance of deferred tax assets	$104,679	$2,534	$—		$—		$107,213

Predecessor
Period from January 1, 2015 to November 6, 2015
Allowance for doubtful accounts receivable	$5,677	$7,665	$—		$(13,342)	(a)	$—
Valuation allowance of deferred tax assets	$125,021	$(20,342)	$—		$—		$104,679
Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$891	$5,627	$—		$(841)		$5,677
Valuation allowance of deferred tax assets	61,913	62,721	387	(b)	—		125,021
Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$788	$642	$—		$(539)		$891
Valuation allowance of deferred tax assets	—	63,732	(1,819)	(c)	—		61,913
_____________________________

(a)	Includes a fresh-start accounting adjustment of $13.2 million to adjust the carrying value of accounts receivable to fair value, eliminating the allowance for doubtful accounts (see Note 2).

(b)	Adjustment to unrecognized tax benefit recorded net of valuation allowance.

(c)	Adjustment to unrecognized tax balance in foreign jurisdiction to recognize impact of federal valuation allowance.
All other financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2016.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

Signatures	Title

/S/ JOHN T. RYND	Chief Executive Officer, President and Director (Principal Executive Officer)
John T. Rynd

/S/ TROY L. CARSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Troy L. Carson

/S/ LAWRENCE DICKERSON	Chairman of the Board
Lawrence Dickerson

/S/ DAVID BROWN	Director
David Brown

/S/ JON COLE	Director
Jon Cole

/S/ EUGENE DAVIS	Director
Eugene Davis

/S/ GARY HANNA	Director
Gary Hanna

/S/ TARIQ OSMAN	Director
Tariq Osman