Form 10-K/A
period 2015-12-31
HERCULES OFFSHORE, INC.
filed 2016-04-05
CIK 1330849

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), in order to amend disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.

PART II

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
Although we are exploring all strategic alternatives, we do not believe that there is substantial doubt about our ability to continue as a going concern through 2016.  As part of that assessment, based on facts known to us as of the filing of our Form 10-K, management and a majority of the members of our board of directors do not believe it is more likely than not that a bankruptcy filing will occur during 2016. Further, we do not intend to pursue any strategic action that results in an event of default under the Credit Agreement during 2016.  We are currently projecting, however, that we will violate the Maximum Senior Secured First Lien Leverage Ratio on March 31, 2017.  If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate these debt obligations.  In addition, we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value.  Because of this applicable premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option.
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, as amended, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this annual report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number		Description
2.1	—
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

3.2	—
Second Amended and Restated By-Laws of Hercules Offshore, Inc. dated December 11, 2015 (incorporated by reference to Exhibit 3.2 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).

4.1	—	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623)
4.2	—
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

†10.4	—	Special Retention Award Agreement, dated January 1, 2011, between Hercules and John T. Rynd (incorporated by reference to Exhibit 10.29 to the 2010 Form 10-K) (File No. 0-51582).
†10.5	—	Hercules Offshore, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
†10.6	—
Hercules Offshore, Inc. HERO Annual Performance Bonus Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K dated December 15, 2011) (File No. 0-51582).

Exhibit Number		Description
†10.7	—	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.7 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
10.8	—
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

21.1	—	Subsidiaries of Hercules (incorporated by reference to Exhibit 21.1 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
23.1	—	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623)
101.SCH		XBRL Schema Document (incorporated by reference to Exhibit 101.SCH to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
101.CAL		XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
101.DEF		XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
101.LAB		XBRL Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
101.PRE		XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).

*	Filed herewith.

†	Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 5, 2016.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President