Form 10-K/A
period 2015-12-31
HERCULES OFFSHORE, INC.
filed 2016-04-07
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
AMENDMENT NO. 2
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on April 5, 2016, in order to amend disclosure in Note 1 of Item 8 of the Original Filing and to make a conforming change to the Interactive Data Files filed as Exhibit 101 to the Original Filing.

Updated Interactive Data Files, a new consent by our Independent Registered Public Accounting Firm, and new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing, as amended. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.

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
In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hercules Offshore, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period from November 6, 2015 through December 31, 2015, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2014, and the results of their operations and their cash flows for the period from January 1, 2015 through November 6, 2015, and for each of the two years in the period ended December 31, 2014, in conformity with U.S generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 4 to the consolidated financial statements, on September 24, 2015, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 6, 2015. Accordingly, the accompanying consolidated financial statements and schedule have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

/s/    ERNST & YOUNG LLP
Houston, Texas
March 30, 2016, except for Note 1, as to which the date is April 7, 2016

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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Amendment
The Company has amended the disclosures in Note 1 to clarify that the Company includes management and a majority of the Board of Directors.
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
Although the Company is exploring all strategic alternatives, the Company does not believe that there is substantial doubt about the Company’s ability to continue as a going concern through 2016. As part of that assessment, based on facts known to the Company as of the filing of this Form 10-K, management and a majority of the members of the Company's board of directors do not believe it is more likely than not that a bankruptcy filing will occur during 2016. Further, the Company does not intend to pursue any strategic action that results in an event of default under the Credit Agreement during 2016. The Company is currently projecting, however, that they will violate the Maximum Senior Secured First Lien Leverage Ratio on March 31, 2017. If this occurs and the Company is not able to obtain a waiver from its lenders, the lenders could accelerate these debt obligations. In addition, the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for the Company to obtain a waiver, and further, given the current state of the drilling market, the Company does not believe refinancing would be a viable option.
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
(a)  The following documents are included as part of this report:
(1)  Financial Statements
(2)  Consolidated Financial Statement Schedule on page 52 of this Report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 7, 2016.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President