Form 10-K/A
period 2015-12-31
HERCULES OFFSHORE, INC.
filed 2016-04-29
CIK 1330849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
AMENDMENT NO. 3
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), as amended by Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on April 5, 2016 and April 7, 2016, respectively, in order to include Items in Part III (Items 10, 11, 12, 13 and 14) previously omitted in accordance with General Instruction G.3 from the Annual Report on Form 10-K filed by the Company on March 30, 2016 (the “Original Filing”).

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
Board of Directors
On November 6, 2015, in connection with the Joint Pre-Packaged Plan of Reorganization, which we refer to as the Plan, and our emergence from our Chapter 11 cases (“emergence”), our certificate of incorporation was amended to declassify our board of directors and our bylaws were amended to provide for a board initially consisting of seven members. The Plan provided that John T. Rynd, our chief executive officer, would continue as a director along with six new directors designated under the Plan. Information with respect to all of our directors is presented below.

Lawrence Dickerson, age 63, director since 2015
Mr. Dickerson, the Chairman of the Board of Directors, is the former President and Chief Executive Officer of Diamond Offshore Drilling, Inc., a deep water offshore drilling company. He currently serves as a director of two other public companies, Oil States International, Inc., where he is a member of the audit committee; and Murphy Oil Corp., where he serves as a member of the nominating and governance and audit committees. He was previously a director of Global Industries Ltd., where he served as the chairman of the compensation and audit committees.

John T. Rynd, age 59, director since 2008
John T. Rynd became Chief Executive Officer and President of Hercules Offshore in June 2008 and was appointed by the board as a director in June 2008. From July 2007 to June 2008, he was Executive Vice President and Chief Operating Officer of Hercules Offshore. From October 2005 to July 2007, he was Senior Vice President of Hercules Offshore and President of Hercules Drilling Company, LLC. Prior to joining Hercules Offshore, Mr. Rynd worked at Noble Drilling Services Inc., a wholly owned subsidiary of Noble Corporation, a contract drilling company, as Vice President - Investor Relations from October 2000 to September 2005 and as Vice President - Marketing and Contracts from September 1994 to September 2000. From June 1990 to September 1994, Mr. Rynd worked for Chiles Offshore Corporation, a contract drilling company, in various positions, including as Vice President - Marketing. Mr. Rynd is also a director and member of the compensation committee and nominating and governance committee of Hornbeck Offshore Services, Inc.

David Brown, age 72, director since 2015
Mr. Brown has over forty years of experience in the oilfield services and products business. His experience also includes the exploration and production side of the energy business. He is presently the Chairman of the board of directors for the Layne Christensen Company, a U.S. based, publicly traded global water management, construction and drilling company, providing responsible solutions for water, mineral and energy resources. He is also chair of the audit committee for EMCOR Group, Inc. Mr. Brown also served on the boards of Western Company of North America, Marine Drilling Companies, Inc. and Ensco PLC and was Chairman of Pride International, Inc. until its merger into Ensco PLC.

Jon Cole, age 63, director since 2015
Mr. Cole is the Chairman and Chief Executive Officer of Sidewinder Drilling Inc., which owns and operates a fleet of premium land drilling rigs and provides contract drilling services to exploration and production companies targeting unconventional resource plays in North America. He previously served as a director and the President and Chief Executive Officer of Scorpion Offshore Ltd., an international offshore drilling company.

Eugene Davis, age 61, director since 2015
Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC. Since founding the firm in 1999, Mr. Davis has managed numerous debtor and creditor side restructuring assignments involving businesses in various industries including automotive; consumer products, retail and cataloging; financial services; healthcare and medical technology; industrial materials; manufacturing and distribution; media and entertainment; power, energy, oil, gas and mining; publishing; real estate; technology; telecommunications; and transportation and logistics. In addition, Mr. Davis has 35 years of experience in the oil and gas industry, including as an exploration and production attorney at Exxon Corporation and an international negotiator at Standard Oil Company (Indiana) (Amoco). Furthermore, over the last 25 years Mr. Davis has served as a member of the boards of directors of various U.S. and foreign companies doing business in the exploration and production, refining, drilling, pipeline and services industries.

Mr. Davis is currently a director of the following public companies: HRG Group, Inc., WMI Holdings Corp., Genco Shipping, Spectrum Brands Holdings, Inc. and U.S. Concrete, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Atlas Air Worldwide Holdings, Inc., The Cash Store Financial Services, Inc., Delta Airlines, Dex One Corp., Foamex International Inc., Footstar, Inc., Global Power Equipment Group Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., Knology, Inc., JGWPT Holdings, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Trump Entertainment Resorts, Inc., Viskase, Inc. (not a public corporation since 2008) and YRC Worldwide, Inc.

Gary Hanna, age 58, director since 2015
Mr. Hanna has 35 years of experience in the energy exploration and production and service sectors with primary focus in the Mid-Continent and Gulf of Mexico regions. Since September 2015, he has served as the Chief Executive Officer and a director of KLR Energy Acquisition Corp. Prior to then, he most recently served as the Chairman, President and Chief Executive Officer of EPL Oil & Gas Inc., a publicly traded company based in Houston, Texas and New Orleans, Louisiana, which was sold to Energy XXI in 2014 for $2.3 billion.

Tariq Osman, age 37, director since 2015
Mr. Osman is a Partner and Managing Director of Argand Partners, LLC, a private equity firm focused on investing in North American middle-market businesses. Previously, he was a Managing Director at Castle Harlan where he worked on numerous investments across the energy and industrial sectors including Shelf Drilling. Prior to joining Castle Harlan, Mr. Osman worked with CHAMP Private Equity, where he focused on private equity transactions across a wide range of industries, including portfolio management work for International Energy Services, Blue Star Group, and Austar United Communications. Previously, Mr. Osman worked at McKinsey & Company as a management consultant. In this role, he advised clients in the oil and gas, mining, construction and telecommunications sectors on strategy and operational improvements. Mr. Osman began his career in Australia as an engineer at Gutteridge, Haskins & Davey, working on oil and gas, mining and government infrastructure projects. He holds an M.B.A. from the Wharton Graduate School of Business, a Masters of Engineering from the University of Adelaide and a Masters of Applied Finance from Macquarie University. Mr. Osman is a former director of Shelf Drilling, Caribbean Restaurants, International Energy Services and the Blue Star Group. He currently is a director of Gold Star Foods.

Director Qualifications
Each of our directors possesses certain experience, qualifications, attributes and skills, as further described below, that led to our conclusion that he should serve as a member of our board of directors. Each of our non-management directors was initially appointed to the board in November 2015. As further described below, our board members provide a balance of individual experience in the financial, operational, accounting, investment, marketing and business functions. Our committees are structured to benefit from the diverse individual experiences of their respective members and to accomplish the purposes of each committee and the board.
Chairman of the Board. Mr. Dickerson serves as chairman of the board. Mr. Dickerson has senior management experience gained during his career in the offshore drilling industry, including as former President and Chief Executive Officer of Diamond Offshore Drilling, Inc. He currently serves as a director of two other public companies and previously served as a director of another public company. We believe that Mr. Dickerson’s senior management and board experience with public companies and the offshore drilling industry in particular provides significant benefits to the board and to the Company through his service as our chairman.
Audit Committee. The chair of our audit committee, Mr. Brown, has more than 40 years of experience in the energy industry, including in oilfield services and offshore drilling. He has extensive public company board experience, including audit committee service, and holds graduate degrees in business and accounting. His qualifications allow him to oversee the audit process of the Company and facilitate the accomplishment of the audit committee’s objectives.
Another member of our audit committee, Mr. Cole, is currently the Chairman and Chief Executive Officer of Sidewinder Drilling Inc. and previously served in the position of chief executive officer for an international offshore drilling company. In those senior management roles, he developed industry-specific experience with the business strategy of drilling companies and the audit process for companies in our industry.
The third member of our audit committee, Mr. Osman, provides the audit committee with capital markets and finance perspectives gained as a partner and managing director of Argand Partners, LLC, and previously with other private equity firms, including work on investments in the energy industry. He has experience as a director of several private companies, including audit committee service. He holds graduate degrees in engineering and finance. His experience provides our board specific expertise about our industry and valuable insight into the capital markets.
Mr. Brown, Mr. Cole and Mr. Osman have each been determined by the board to qualify as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission, or SEC.
Compensation Committee. Mr. Davis, the chairman of our compensation committee, has extensive experience in the energy industry and as a public company director, with particular expertise involving restructured companies. We believe that his in-depth experience provides relevant background and expertise to oversee our compensation program.
Mr. Hanna, another member of our compensation committee, has more than 35 years of experience in the energy and energy services industry. His prior experience as chairman and chief executive officer of a public exploration and production company provides him with relevant industry experience and customer perspective, as well as knowledge of executive compensation.
Mr. Osman is the third member of our compensation committee and, as described above, has significant experience in the energy industry and capital markets, as well as board service.
Nominating and Governance Committee. Each of our non-management directors serves on our nominating and governance committee and brings the relevant experience and industry relationships described above and in their respective biographical information.
As a whole, the structure of our board allows us to benefit from knowledge specific to our industry and the capital markets, and is composed of directors that provide a wealth of board and investment experience.

Executive Officers
We have presented below information about our executive officers as of April 22, 2016. Officers are appointed annually by the board of directors and serve until their successors are chosen or until their resignation or removal.

Nane	Age	Position
John T. Rynd	59	Chief Executive Officer and President (1)
Troy L. Carson	40	Senior Vice President and Chief Financial Officer
Todd A. Pellegrin	50	Senior Vice President, Worldwide Liftboat Operations
Beau M. Thompson	38	Senior Vice President, General Counsel and Secretary
Claus E. Feyling	63	President of Hercules International Holdings, Ltd.
______________

(1)	For biographical information on Mr. Rynd, see “— Board of Directors” beginning on page 2.
Troy L. Carson was named Senior Vice President and Chief Financial Officer in November 2014, after serving as Senior Vice President and Chief Accounting Officer since January 2013 and as Chief Accounting Officer from May 2010 until January 2013. He joined the Company in March 2007 as Vice President and Corporate Controller and was appointed Principal Accounting Officer in July 2008. Previously, Mr. Carson served in a variety of roles, including as the Assistant Corporate Controller at Weatherford International Ltd., an international oilfield services company, from June 2002 to March 2007. In addition, he was a member of the Commercial Assurance Practice of Arthur Andersen LLP from 1997 to 2002.
Todd A. Pellegrin was appointed Senior Vice President of Worldwide Liftboat Operations in January 2013, after serving as Vice President of Worldwide Liftboat Operations since December 2008. From June 2008 to December 2008, Mr. Pellegrin served as Vice President of International Liftboats. From July 2007 to June 2008, Mr. Pellegrin served as the Managing Director for the West Africa Region. Prior to this appointment, Mr. Pellegrin held the position of Managing Director of Hercules Offshore Nigeria from March 2006 to July 2007. Mr. Pellegrin was the Managing Director of Danos & Curole Nigeria, Ltd. from January 2004 to February 2006. From August 1998 to December 2003, he served in several capacities for Danos & Curole, including International Business Development Representative.
Beau M. Thompson was named Senior Vice President, General Counsel and Secretary in March 2015 after serving as General Counsel and Secretary since November 2012. Mr. Thompson joined the Company in May 2007 as Associate General Counsel and Assistant Secretary. In 2010, he became the Assistant General Counsel and Secretary. Prior to joining the Company, he was in private legal practice.
Claus E. Feyling was named President of Hercules International Holdings Ltd. in December 2011. He previously served as Vice President, International Business Development of Hercules Offshore since July 2007 upon the Company’s acquisition of TODCO, where he held the same position since April 2006. Previously, he served as Director, Business Development and Manager, Marketing and Business Development for Pride International, Inc. from 2001 to 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent (10%) of any class of equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, pursuant to rules promulgated under Section 16(a), such individuals are required to furnish us with copies of Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us during or with respect to the year ended December 31, 2015 and written representations from our officers and directors, all Section 16(a) reports applicable to our officers and directors and any beneficial owners of ten percent (10%) or more of a class of equity securities were filed on a timely basis during 2015.
Code of Conduct
All of our directors and employees must act ethically at all times and in accordance with the policies comprising our Code of Conduct. The code is a reaffirmation that we expect all directors and employees to uphold our standards of honesty, integrity, ethical behavior and compliance with the law, and to avoid actual or apparent conflicts of interest between their personal and professional affairs. Directors and employees are obligated to promptly report any good faith concerns or problems or any actual or suspected violations of the code. The code sets forth the procedures for the confidential and anonymous reporting of a violation of the code. We prohibit any form of retaliation against any employee for reporting, in good faith, suspected violations of the code. The code also sets forth procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

In the event of any change or waiver, including an implicit waiver, of the code granted by us to one of our executive officers or directors, we will make disclosure of such waiver available on our website at www.herculesoffshore.com. The code of conduct is available on our website at www.herculesoffshore.com under the “Corporate Governance” section. In addition, the code of conduct is available in print to any investor requesting a copy. Requests should be directed to our Investor Relations Department.
Shareholder Nominations
Nominations for the election of directors may be made by the Board of Directors or by any stockholder owning at least five percent of the outstanding shares of capital stock of the Company (each, a “Nominator”) entitled to vote in the election of directors. Such nominations, other than those made by the Board of Directors, shall be made in writing pursuant to timely notice delivered to or mailed and received by the Corporate Secretary of the Company as set forth in Section 4 of the Company’s Second Amended and Restated Bylaws and shall include all of the information required therein. To be timely in connection with an annual meeting of stockholders, a Nominator’s notice, setting forth the name and address of the person to be nominated, shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 90 days nor more than 120 days prior to the first anniversary of the date on which the immediately preceding year’s annual meeting of stockholders was held; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. To be timely in connection with any election of a director at a special meeting of the stockholders, a Nominator’s notice, setting forth the name of the person to be nominated, shall be delivered to or mailed and received at the principal executive offices of the Company not less than 40 days nor more than 60 days prior to the date of such meeting; provided, however, that in the event that less than 55 days’ notice or prior public disclosure of the date of the special meeting of the stockholders is given or made to the stockholders, the Nominator’s notice to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. At such time, the Nominator shall also submit in writing (a) the name and address of the Nominator, (b) the number of shares of each class or series of capital stock of the Company owned beneficially by the Nominator, (c) a representation of the Nominator that it beneficially owns or has the power to vote the shares of each class or series of stock referred to in clause (b) and (d) a description of all arrangements or understandings between the Nominator and each nominee and any other persons with whom the Nominator is acting in concert pursuant to which the nomination or nominations are to be made. At such time, the Nominator shall also submit in writing such other information as the Company may reasonably request to determine the eligibility of such nominee to serve as a director. Beneficial ownership shall be determined in accordance with Rule 13d-3 under the Exchange Act.
Board Committees
We have a standing audit committee, compensation committee, and nominating and governance committee of the board of directors. Each of these committees operates under a written charter that has been adopted by the respective committee and by our board. The charters are published under the “Corporate Governance” section of our website at www.herculesoffshore.com.
Audit Committee. The current members of the audit committee are David Brown, Jon Cole and Tariq Osman. Mr. Brown was appointed as chairman of the committee in November 2015. The committee’s purpose is to assist the board of directors in monitoring our accounting, auditing and financial reporting processes, the integrity of our financial statements, our systems of internal control regarding finance and accounting, and our compliance with legal and regulatory requirements. In addition, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm and for overseeing the Company’s internal audit function. The board of directors has determined that each member of our audit committee qualifies as an “audit committee financial expert, ” as such term is defined in SEC rules. Our board also has determined that each member of the audit committee qualifies as “independent” under Rule 10A-3 under the Securities Exchange Act of 1934.
Compensation Committee. The current members of the compensation committee are Eugene Davis, Gary Hanna and Tariq Osman. Mr. Davis was appointed as chairman of the committee in November 2015. The purposes of the committee are, among other things, to make recommendations to the board relating to the compensation of our chief executive officer and other executive officers, to administer our equity-based compensation plans, and to review and approve the objectives and elements of our executive compensation.
Nominating and Governance Committee. The nominating and governance committee consists of all of our non-management directors. Mr. Dickerson was appointed as chairman of the committee in December 2015. The purposes of the committee are, among other things, to identify and recommend individuals qualified to become board members consistent with criteria approved by the board, to recommend that the board select the director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies, to assist the board in determining the composition of the board and its committees, to develop, implement and review our corporate governance guidelines, practices and procedures, and to oversee a process to assess board and committee effectiveness. The committee is also responsible for overseeing the Company’s international anti-corruption, ethics and compliance programs.

Item 11.	Executive Compensation
Summary Compensation Table
The following tables, narrative and footnotes discuss the annual compensation of our named executive officers, including our principal executive officer, the two other most highly compensated executive officers during 2015, and Terrell L. Carr, former Senior Vice President, Worldwide Drilling Operations of the Company, who resigned effective July 31, 2015. Mr. Carr received certain payments and benefits under his employment agreement associated with his termination of service.
The table below summarizes the total compensation paid or earned for the years ended December 31, 2015, 2014 and 2013 by our Chief Executive Officer and the two other most highly compensated executive officers during 2015 as well as one former executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(4)	Total ($)
John T. Rynd	2015	700,000	—	680,760	789,688	1,292,717	3,463,165
Chief Executive Officer and President	2014	679,808	—	1,778,420	293,125	49,152	2,800,505
	2013	630,000	—	2,120,757	742,277	32,859	3,525,893
Troy L. Carson	2015	340,000	—	344,660	287,672	428,073	1,400,405
Senior Vice President and Chief Financial Officer	2014	311,231	—	389,854	106,781	25,403	833,269
	2013	300,000	—	390,219	212,079	15,724	918,022
Todd A. Pellegrin	2015	284,000	—	143,210	208,252	218,347	853,809
Senior Vice President Worldwide Liftboat Operations	2014	282,726	—	257,658	77,301	18,817	636,502
	2013	275,000	—	286,151	210,606	13,388	785,145
Terrell L. Carr	2015	226,785	—	268,069	—	1,150,544	1,645,398
Senior Vice President Worldwide Drilling Operations	2014	335,673	—	456,762	106,781	30,874	930,090
	2013	325,000	—	507,276	248,898	13,388	1,094,562
______________

(1)	Cash bonuses paid under the HERO Plan for 2015 are listed under the column “Non-Equity Incentive Plan Compensation.”

(2)
The amounts in this column reflect the aggregate grant date fair value with respect to time-based restricted stock in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”), disregarding any estimates of forfeitures. Assumptions used in the calculation of these amounts are included in Note 10 to the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). These amounts reflect the aggregate grant date fair value and do not correspond to the actual value that will be recognized by the executive.

(3)
The amounts in this column also reflect the aggregate grant date fair value with respect to performance-based restricted stock and performance-based cash awards during the year ended December 31, 2015 in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures. The portion of these performance-based awards that are payable in cash are accounted for under stock-compensation principles of accounting as liability instruments in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures. See "2014 Long-Term Incentive Plan" below for a description of these performance-based awards. These performance-based awards are subject to the achievement of company performance objectives with respect to two metrics, stock price performance relative to the Company’s peers (as defined in the award agreements) and operational downtime for our rigs and liftboats, with such performance for the awards granted in 2015 to be measured over a one year, two year and three year performance period each beginning on January 1, 2015 with 20%, 30% and 50% of the award achievable for each of those performance periods, respectively. Performance objectives have been established for each metric, with the Performance Awards earning 100% more cash at the maximum level, and 40% less cash at the threshold level when combining the results of each metric. For Mr. Rynd, the Performance Award earns 100% more cash at the maximum level, and only shares at the threshold level when combining the results of each metric. No cash will be issued with respect to the award if the threshold performance objective is not met when combining the results of each metric over the particular performance period. Additionally, in the case of Mr. Rynd, no shares will be issued with respect to the award if the threshold performance objective is not met when combining the results of each metric over the particular performance period. The maximum value of the award would be equivalent to a cash payout of $1,122,000, $416,534, and $872,666 to Messrs. Carson, Pellegrin and Carr, respectively. The grant date fair value of the award assumes a cash payout of $136,239, $50,578, and $105,964 to Messrs. Carson, Pellegrin and Carr, respectively. For

Mr. Rynd, the maximum value of the award will be paid out in equity, up to 400,000 shares, or a maximum value of $220,000 based on the closing stock price on March 2, 2015, the date of grant, of $0.55. In addition, Mr. Rynd could receive a maximum payout in cash of $2,164,668 if the maximum levels of performance are achieved when combining the results of the performance metrics. The grant date fair value of the award is equivalent to a cash payout of $234,511 and performance-based restricted stock valued at $122,038 to Mr. Rynd. In the table above, the performance-based restricted stock and performance-based cash incentive awards are based on a Monte Carlo simulation as of the grant date using the following assumptions for the Company by Performance Period: (A) Performance Period One (January 1, 2015 to December 31, 2015): Dividend Yield - n/a (based on historical and anticipated dividend payouts); Expected Price Volatility - 89.8% (based on the historical volatility of the Company’s common stock); Risk Free Interest Rate - 0.02% (based on observed interest rates consistent with the approximate performance achievement period); Stock Price - $0.55 (the closing price of the Company’s common stock at March 2, 2015, the date of grant) and Fair Value - $0.55 (B) Performance Period Two (January 1, 2015 to December 31, 2016): Dividend Yield - n/a (based on historical and anticipated dividend payouts); Expected Price Volatility - 71.2% (based on the historical volatility of the Company’s common stock); Risk Free Interest Rate - 0.6% (based on observed interest rates consistent with the approximate performance achievement period); Stock Price - $0.55 (the closing price of the Company’s common stock at March 2, 2015, the date of grant) and Fair Value - $0.55 (C) Performance Period Three (January 1, 2015 to December 31, 2017): Dividend Yield - n/a (based on historical and anticipated dividend payouts); Expected Price Volatility - 64.7% (based on the historical volatility of the Company’s common stock); Risk Free Interest Rate - 1.0% (based on observed interest rates consistent with the approximate performance achievement period); Stock Price - $0.55 (the closing price of the Company’s common stock at March 2, 2015, the date of grant) and Fair Value - $0.55.

(4)
The amounts shown in this column for 2015 reflect All Other Compensation for each named executive officer, which in the case of perquisites and other personal benefits equal or exceed $10,000 in the aggregate. Amounts include the following:

•	matching contributions under the 401(k) plan of $3,312 for each executive;

•	matching contributions under the Deferred Compensation Plan of $6,023 for Mr. Rynd for the year ended December 31, 2015;

•
incremental income of $847,823, $424,761 and $157,689 to Messrs. Rynd, Carson and Pellegrin, respectively, from the difference in the grant date fair value included in the Stock Awards column for 2015 (See Note 3 above) and actual cash paid in the amount of $1,082,334, $561,000, and $208,267 upon change of control for the 2015 cash performance awards to Messrs. Rynd, Carson and Pellegrin, respectively;

•
incremental income of $435,559 from the difference in the grant date fair value of $364,441, previously included for Mr. Rynd in the Stock Awards column for 2014, and actual cash paid in the amount of $800,000 upon change of control for the 2014 performance award to Mr. Rynd. All Other Compensation does not include any incremental income related to Mr. Rynd's change of control payment for his 2013 performance award as the grant date fair value of $146,518, previously included for Mr. Rynd in the Stock Awards column for 2013, exceeded the payout amount of $100,000;

•	a payment of $1,146,172 to Mr. Carr under his employment agreement associated with his termination, effective July 31, 2015, and certain consulting services;

•	a one-time tax gross up on perquisites of $1,060 for Mr. Carr; and

•	compensation relating to Mr. Pellegrin's overseas assignment of $57,346.
Narrative Disclosure to Summary Compensation Table
2014 Long-Term Incentive Plan
In the first quarter of 2015, the compensation committee made awards under the Company's 2014 Long-Term Incentive Plan, which was terminated in November 2015 in accordance with the Plan of Reorganization. The Committee awarded Messrs. Rynd, Carson, Pellegrin and Carr restricted stock awards, which vest 1/3 per year on each of the first three anniversaries of the grant date (the “Restricted Stock Awards”). In addition, Mr. Rynd received a performance-based restricted stock award, which fully vests on the third anniversary of the grant date and is to be measured over a one year, two year and three year performance period, each beginning on January 1, 2015, with 20%, 30% and 50% of the award achievable for each of those performance periods, respectively. Messrs. Rynd, Carson, Pellegrin and Carr also received a performance cash award (the "Performance Awards"), which fully vests on the third anniversary of the grant date and is to be measured over a one year, two year and three year performance period, each beginning on January 1, 2015, with 20%, 30% and 50% of the award achievable for each of those performance periods, respectively. The performance based awards were subject to the achievement of Company performance objectives with respect to two metrics, stock price performance relative to the Company’s peers (as defined in the award agreements) and operational downtime for our rigs and liftboats. Performance objectives have been established for each metric, with the Performance Awards earning 100% more cash at the maximum level, and 40% less cash at the threshold level, except in the case of Mr. Rynd who receives shares at the threshold level. No cash will be issued with respect to any award if the threshold performance objective is not met when combining the results of each metric over the particular performance period. Additionally, in the case of Mr. Rynd, no shares will be issued with respect to the award if the threshold performance objective is not met when combining the results of each metric over the particular performance period. The awards granted under the 2014 Long-Term Incentive Plan to the named executive officers in 2015 are set forth below:

Name of Executive Officer	Restricted Stock Award	Performance Stock Award (Threshold)	Performance Cash Award (Target) ($)
John T. Rynd	589,474	400,000	1,082,334
Troy L. Carson	378,947	—	561,000
Todd A. Pellegrin	168,421	—	208,267
Terrell L. Carr	294,737	—	436,333

2013, 2014 and 2015 Performance Objectives and Results for Long-Term Incentive Plan
Under the 2013, 2014 and 2015 performance award agreements, the performance objectives were stock price performance relative to the Company’s peers (as defined in the award agreements) and operational downtime for our rigs and liftboats, with respect to a three year performance period, except for the 2015 awards which included a one year, two year and three year performance period. Under the 2013 and 2014 agreements, when a change in control occurs before the last day of the performance period, the performance period shall be deemed to end and the vesting date shall occur on the date of the change in control. Under these agreements, the combined performance rank shall be deemed to be achieved at the target combined performance rank. For Mr. Rynd, the performance cash awards paid as a result of the Company's change of control in November 2015, were $100,000 and $800,000 for performance years 2013 and 2014, respectively. Under the 2015 agreements, when a change in control occurs before the last day of a performance period, (i) all performance periods that have not ended as of the date of the change in control shall be deemed to end on the date of the change of control and the performance achieved will be measured on the date of the change in control, and (ii) all future performance certification dates shall be deemed to be changed to the date of such change of control. For the 2015 performance awards, at the date of the change of control, the stock price performance measure was below threshold and the operational downtime performance was at maximum. The sum of the performance vesting percentages of these two metrics resulted in a payout at the target level. The 2015 performance cash awards paid were $1,082,334, $561,000 and $208,267 for Messrs. Rynd, Carson and Pellegrin, respectively.

Name	2013 Cash Payment for Cash Performance Award ($)	2014 Cash Payment for Cash Performance Award ($)	2015 Cash Payment for Cash Performance Award ($)	Total Cash Payment for Cash Performance Awards ($)
John T. Rynd	100,000	800,000	1,082,334	1,982,334
Troy L. Carson	—	—	561,000	561,000
Todd A. Pellegrin	—	—	208,267	208,267
Terrell L. Carr*	—	—	—	—

*	Mr. Carr was no longer an employee at the change in control and was not eligible to receive a cash performance award settlement.

Performance Targets for 2015 Performance Awards

Metric			Date of Measurement	Actual Performance
Stock Price Performance			Actual Performance at Change of Control Date (November 6, 2015)	16th

Operational Downtime			Actual Performance at Change of Control Date (November 6, 2015)	1.38%

Stock Price Performance Chart			Downtime Performance Percentage Chart
SPP Relative to Peers	Percent Earned (A)		Downtime Performance Percentage	Percent Earned (B)

1	100%		DPP ≤ 1.35%	100%
2	100%		1.35% < DPP ≤ 1.37%	100%
3	100%		1.37% < DPP ≤ 1.39%	100%
4	90%		1.39% < DPP ≤ 1.41%	90%
5	80%		1.41% < DPP ≤ 1.43%	80%
6	70%	+	1.43% < DPP ≤ 1.45%	70%
7	60%		1.45% < DPP ≤ 1.47%	60%
8	50%		1.47% < DPP ≤ 1.50%	50%
9	40%		1.50% < DPP ≤ 1.53%	40%
10	30%		1.53% < DPP ≤ 1.57%	30%
11	20%		1.57% < DPP ≤ 1.61%	20%
12	10%		1.61% < DPP ≤ 1.65%	10%
13	0%
14	0%
15	0%
16	0%

(A+B)	Cash Earned Percentage (other than Rynd)
Total Earned Percentage (other than Rynd)	1/1/2015-12/31/2015	1/1/2015-12/31/2016	1/1/2015-12/31/2017
200%	40%	60%	100%
190%	38%	57%	95%
180%	36%	54%	90%
170%	34%	51%	85%
160%	32%	48%	80%
150%	30%	45%	75%
140%	28%	42%	70%
130%	26%	39%	65%
120%	24%	36%	60%
110%	22%	33%	55%
100%	20%	30%	50%
90%	18%	27%	45%
80%	16%	24%	40%
70%	14%	21%	35%
60%	12%	18%	30%
Less than 60%	0%	0%	0%

	(A+B)	1/1/2015 - 12/31/2015		1/1/2015 - 12/31/2016		1/1/2015 - 12/31/2017
	Total Earned Percentage (Rynd)	RSUs Earned	Cash Earned Percentage	RSUs Earned	Cash Earned Percentage	RSUs Earned	Cash Earned Percentage
	200%	80,000	40%	120,000	60%	200,000	100%
	190%	80,000	38%	120,000	57%	200,000	95%
	180%	80,000	36%	120,000	54%	200,000	90%
	170%	80,000	34%	120,000	51%	200,000	85%
	160%	80,000	32%	120,000	48%	200,000	80%
	150%	80,000	30%	120,000	45%	200,000	75%
	140%	80,000	28%	120,000	42%	200,000	70%
	130%	80,000	26%	120,000	39%	200,000	65%
	120%	80,000	24%	120,000	36%	200,000	60%
	110%	80,000	22%	120,000	33%	200,000	55%
*	100%	80,000	20%	120,000	30%	200,000	50%
	90%	80,000	18%	120,000	27%	200,000	45%
	80%	80,000	16%	120,000	24%	200,000	40%
	70%	80,000	14%	120,000	21%	200,000	35%
	60%	80,000	0%	120,000	0%	200,000	0%
	Less than 60%	0	0%	0	0%	0	0%

*Mr. Rynd did not receive the RSUs as all equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the plan of reorganization.
Annual Incentive Plan
In the first quarter of 2015, the compensation committee established a target range of eligibility for potential payouts under the Company's Annual Performance Bonus Plan, or HERO Plan, for the named executive officers, based upon Company performance in 2015. The various incentive levels are based on competitive information and the participant’s responsibility for impacting our results, with threshold, target and maximum award opportunities established as a percentage of base salary.

Certain components of the performance objectives have threshold, target and maximum objectives. The executive officers participating in the HERO Plan receive a target award expressed as a percentage of their salary. Actual payouts, if any, will be based on the achievement of the performance objectives. Each component is weighted with the total potential threshold, target and maximum award opportunities as a percent of salary. The total amount earned as a percentage of the salary for the named executive officers for 2015 is set forth below:

	HERO Annual Performance Bonus Plan Incentive Levels for 2015
Name	Threshold (%)	Target (%)	Maximum (%)	(%) of Salary Awarded
John T. Rynd	50%	100%	200%	113%
Troy L. Carson	37.5%	75%	150%	85%
Todd A. Pellegrin	32.5%	65%	130%	73%
Terrell L. Carr	37.5%	75%	150%	N/A*

*	Mr. Carr was no longer an employee at the end of the 2015 year, and was not eligible to receive a HERO Plan award settlement.
For 2015, the named executive officers’ HERO Plan awards were based upon achievement of corporate objectives relating to Consolidated EBITDA, cost control, safety, restructure of balance sheet and company-wide goals, with the components accounting for 20%, 25%, 10%, 20% and 25%, respectively. The compensation committee selected these objectives because they incentivize performance and emphasize the Company’s commitment to safe operations. The Company again decided to use company-wide goals rather than individual performance goals for the annual performance bonus in order to better align the organization with the strategic direction of the Company.
The payout guidelines under the HERO Plan for 2015 were as follows:
There is no payment for Consolidated EBITDA or Cost Control (the “Financial Objectives”), or the safety objective component of the HERO Plan award, unless we achieve the threshold performance levels. If performance levels for either of the Financial Objectives or the safety objective is met at a level between threshold and target, or target and maximum, as applicable, we will prorate the results of that award opportunity between the two levels. To the extent company-wide goals are achieved, payment is at the target level. If the restructure of balance sheet is met, payment is at the target level.
We did not meet the threshold for Consolidated EBITDA in 2015. For cost control, we achieved the maximum level by saving approximately $113 million of operating expense and general and administrative expense compared to budget. The safety component was achieved at the maximum level, as the company had its best year ever from a safety performance perspective. The restructure of balance sheet component was met with our emergence from Chapter 11 on November 6, 2015. The Company achieved 91.25% of the organizational goals established by the compensation committee.
Upon completion of the fiscal year, the Company's Board of Directors assesses performance for each objective of the HERO Plan by comparing the actual results to the predetermined threshold, target and maximum levels for each applicable objective, and a payment for each objective is calculated.
The following table shows the Company performance objectives and the actual 2015 results ($ in millions):
2015 Performance Objectives and Results
under the HERO Plan

	Financial Performance Targets for 2015 Annual Performance
Objective	Threshold	Target	Maximum	Weight	Actual
EBITDA	$33.2	$47.4	$54.5	20%	$(53.0)
Cost Control	$501.7	$489.2	$476.6	25%	$388.7
Safety Metric - TRIR	0.83	0.79	0.67	10%	0.39
Restructure of Balance Sheet		Meet		20%	Met

 The Board approved the following payments to the named executive officers in March 2016 under the HERO Plan, based on the relative achievement of the 2015 performance objectives as set forth above.

Name	2015 HERO Award
John T. Rynd	$789,688
Troy L. Carson	$287,672
Todd A. Pellegrin	$208,252
Terrell L. Carr	N/A	*

*	Mr. Carr was no longer an employee at the end of the 2015 year, and therefore was not eligible to receive a HERO Plan award settlement.
Employment Agreements
Please refer to “--Potential Payments Upon Termination or Change of Control--Employment Agreements” below for a description of the Company’s employment agreements with its named executive officers.
New Common Stock
Pursuant to the Plan, all equity interests in the Company outstanding prior to effectiveness of the Plan were cancelled, and for each share of common stock, par value $0.01 per share, issued and outstanding prior to the effectiveness of the Plan (the “Old Common Stock”) (a) .00372120 share of new common stock, par value $0.01 per share (the “New Common Stock”) and (b) .03000969 warrant exercisable at a price of $70.50 per share (the “Warrants”) were issued. The Warrants are exercisable until November 8, 2021 unless they earlier expire in accordance with their terms. No fractional shares of New Common Stock or Warrants were issued.
2015 Long-Term Incentive Plan
On December 11, 2015, the board of directors adopted the Hercules Offshore, Inc. 2015 Long-Term Incentive Plan (the “2015 LTIP”) substantially as filed on September 21, 2015 with the United States Bankruptcy Court for the District of

Delaware. Subject to adjustment in accordance with the 2015 LTIP, 2,000,000 shares of our common stock will be available for issuance pursuant to awards under the 2015 LTIP. Following is a summary of the material terms of the 2015 LTIP.
Administration. The 2015 LTIP will be administered by a committee of our board of directors consisting of at least two outside directors, which is currently the compensation committee, except in the event our board of directors chooses to administer the 2015 LTIP. Subject to the terms and conditions of the 2015 LTIP, the committee has broad discretion to administer the 2015 LTIP, including the power to determine the employees and directors to whom awards will be granted, to determine the effect of termination of employment, or the service relationship with the company, of a participant on the award, to determine the type of awards to be granted and the number of shares to be subject to awards and the terms and conditions of awards, to determine and interpret the terms and provisions of each award agreement, to accelerate the vesting or exercise of any award and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2015 LTIP.
Share and Cash Limits. Subject to adjustment in accordance with the 2015 LTIP, 2,000,000 shares of our common stock are reserved for issuance pursuant to awards under the 2015 LTIP. In addition, no more than 800,000 shares may be issued pursuant to incentive stock options; no more than 1,000,000 shares may be subject to performance-based stock options and stock appreciation rights granted to any single participant during any 12-month period; no more than 800,000 shares may be subject to any other performance-based awards granted to any single participant during any 12-month period; no more than $10,000,000 may be paid in cash to any single participant during any 12-month period with respect to performance-based awards payable in cash; and the maximum aggregate grant date fair value of awards granted to a non-employee director during any calendar year is $300,000 (or $600,000 in the first year of a director’s service on the Board).
Shares of common stock under the 2015 LTIP are subject to adjustment in the event of certain transactions or changes in our corporate structure. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated will again be available for delivery in connection with awards under the 2015 LTIP. In addition, subject to applicable NASDAQ listing requirements, awards granted under the 2015 LTIP upon the assumption of, or in substitution for, outstanding equity awards previously granted by an entity acquired by or combined with the Company or any of its subsidiaries (referred to in the 2015 LTIP as “substitute awards”) will not reduce the number of shares of our common stock reserved for issuance under the 2015 LTIP.
Eligibility. The committee will determine the employees, consultants and members of our board of directors who are eligible to receive awards under the 2015 LTIP. As of April 22, 2016, we had approximately 82 employees, no consultants and six outside directors that would be eligible to receive awards under the 2015 LTIP.
Stock Options. The committee may grant incentive stock options and options that do not qualify as incentive stock options, except that incentive stock options may only be granted to persons who are our employees or employees of one of our subsidiaries in accordance with Section 422 of the Internal Revenue Code, or the Code. Except as provided below with respect to substitute awards, the exercise price of a stock option cannot be less than 100% of the fair market value of a share of our common stock on the date on which the option is granted and the option must not be exercisable more than ten years after the date of grant. In the case of an incentive stock option granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the exercise price of the stock option must be at least 110% of the fair market value of a share of our common stock on the date of grant and the option must not be exercisable more than five years from the date of grant.
Stock Appreciation Rights. Stock appreciation rights, or SARs, may be granted in connection with, or independent of, a stock option. A SAR is the right to receive an amount equal to the excess of the fair market value of one share of our common stock on the date of exercise over the grant price of the SAR. SARs are exercisable on such terms as the committee determines. The term of a SAR will be for a period determined by the committee but will not exceed ten years. SARs may be paid in cash, common stock or a combination of cash and common stock, as determined by the committee and set forth in the relevant award agreement.
Restricted Stock. Restricted stock is a grant of shares of common stock subject to a substantial risk of forfeiture, restrictions on transferability and any other restrictions determined by the committee. The effect of termination of a participant’s employment or service relationship will be specified in the award agreement. Common stock distributed in connection with a stock split or stock dividend, and other property distributed as a dividend, may be subject to the same restrictions as the restricted stock with respect to which the distribution was made.
Restricted Stock Units. Restricted stock units are rights to receive cash, common stock or a combination of cash and common stock at the end of a specified period. Restricted stock units may be subject to restrictions, including a risk of forfeiture, as determined by the committee. The effect of termination of a participant’s employment or service relationship will be specified in the award agreement. The committee may, in its sole discretion, grant dividend equivalents with respect to restricted stock units.

Substitute Awards. Individuals who become eligible to participate in the 2015 LTIP following a merger, consolidation or other acquisition by the Company may be entitled to receive substitute awards in exchange for similar awards that they may have held prior to the applicable merger, consolidation or other acquisition. If the substitute award is in the form of a stock option or SAR, these awards may be granted with an exercise price that is less than the fair market value per share on the replacement date, to the extent necessary to preserve the value of the original award.
Other Awards. Subject to limitations under applicable law and the terms of the 2015 LTIP, the committee may grant other awards related to our common stock. Such awards may include, without limitation, common stock awarded as a bonus, dividend equivalents, convertible or exchangeable debt securities, other rights convertible or exchangeable into common stock, purchase rights for common stock, awards with value and payment contingent upon our performance or any other factors designated by the committee, and awards valued by reference to the book value of our common stock or the value of securities of, or the performance of, specified subsidiaries. The committee determines the terms and conditions of all such awards. Cash awards may be granted as an element of, or a supplement to, any awards permitted under the 2015 LTIP. Awards may also be granted in lieu of obligations to pay cash or deliver other property under the 2015 LTIP or under other plans or compensatory arrangements, subject to any applicable provision under Section 16 of the Securities Exchange Act of 1934.
Performance Awards. The 2015 LTIP also permits the committee to designate certain awards as performance awards. Performance awards represent awards with respect to which a participant’s right to receive cash, shares of our common stock, or a combination of both, is contingent upon the attainment of one or more specified performance measures within a specified period. The committee determines the applicable performance period, the performance goals and such other conditions that apply to each performance award. If the committee determines that a participant is a covered employee under Section 162(m) and the contemplated award is intended to qualify as “performance-based compensation” under Section 162(m), then the grant, exercise and/or settlement of such award will be contingent upon the achievement of one or more pre-established performance goals based on one or more of the business criteria set forth below.
Consistent with certain provisions of Section 162(m), the business criteria on which performance goals may be based must be provided for in the 2015 LTIP and approved by our stockholders. However, even if stockholders approve the business criteria set forth below and the other Performance Goal Terms for purposes of the “performance-based compensation” exception, the committee may decide to pay compensation that is not “performance-based compensation” under Section 162(m) and that is not deductible by reason thereof. With respect to awards intended to constitute “performance-based compensation,” performance goals will be designed to be objective, “substantially uncertain” of achievement at the date of grant and will otherwise meet the requirements of Section 162(m). Performance goals may vary among participants or among awards to the same participant. Performance goals will be established not later than 90 days after the beginning of any performance period applicable to such awards, or at such other date as may be required or permitted for “performance-based compensation” under Section 162(m).
One or more of the following business criteria for the Company, on a consolidated basis, and/or for specified subsidiaries, divisions, businesses or geographical units of the company (except with respect to stock price and earnings per share criteria), will be used by the committee in establishing performance goals for performance awards: (1) basic or diluted earnings per share (before or after taxes); (2) revenue measures (including, without limitation, gross revenue, net revenue and net revenue growth); (3) capital expenditures or maintenance capital expenditures; (4) profitability measures (including, without limitation, gross profit and operating profit); (5) cash flow (including, without limitation, cash flow from operations, free cash flow and cash flow return on capital); (6) return on cash flow, assets, net assets, investment, invested capital, equity or sales; (7) rate of realization on stock repurchases; (8) economic value added or other value added measurements; (9) margins (including, without limitation, operating margin, contribution margin, gross margin, pre-tax income margin and net margin); (10) net income or net income per share; (11) earnings before or after, or any combination of, interest, taxes, depreciation, depletion or amortization; (12) total stockholder return; (13) dividend growth rate; (14) debt reduction, debt management or average cost of debt; (15) balance sheet management; (16) employee attrition rate or employee retention rate; (17) market share; (18) stock performance; (19) credit metrics; (20) interest coverage ratio; (21) cost or expense measures (including, without limitation, selling, general & administrative expenses); (22) operational measures (including, without limitation, environmental compliance, safety and accident rates); (23) fleet age; (24) average daily operating expense; (25) acquisition cost efficiency; (26) average day rates; (27) third-party capital sourcing; (28) fleet size and growth; (29) fleet valuation; (30) operational downtime; (31) rig or liftboat utilization, margin or revenue; (32) closing of transactions; (33) marketed or available days; (34) operating days; (35) incidents of noncompliance; (36) shipyard or repair time; (37) shipyard or repair cost; (38) operating efficiency; (39) net working capital as a percentage of revenue; (40) days sales outstanding or days payables outstanding; (41) cash income taxes paid; (42) effective income tax rate; and (43) any of the above goals determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of comparable companies.
Change in Control. Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in the 2015 LTIP), the committee may, in its discretion, (a) accelerate the time of exercisability of an award, (b) require awards to be surrendered in exchange for a cash payment or (c) make other adjustments to awards as the committee deems appropriate to reflect the applicable transaction or event.
Amendment and Termination. No awards may be granted under the 2015 LTIP on or after November 6, 2025. Our board of directors may amend or terminate the 2015 LTIP at any time, subject to any requirement of stockholder approval required by applicable law, rules or regulations. The committee may generally amend the terms of any outstanding award under the 2015 LTIP at any time. However, no action may be taken by our board of directors or the committee under the 2015 LTIP that would materially and adversely affect the rights of a participant under a previously granted award without the affected participant’s consent.
The description of the 2015 LTIP set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the 2015 LTIP, which was previously filed as Exhibit 10.1 to the Form 8-K filed on December 17, 2015.
Outstanding Equity Awards at Fiscal Year-End 2015
All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the Plan. No equity awards were issued to our named executive officers upon or after emergence. Accordingly, there were no equity awards outstanding as of December 31, 2015 to our named executive officers.
Retirement Benefits

Non-Qualified Deferred Compensation
In January 2007, we implemented the Hercules Offshore, Inc. Deferred Compensation Plan, effective as of January 1, 2007. Directors and, subject to the discretion of a committee appointed by the board of directors to administer the plan, certain management and other highly compensated employees of our company, including our named executive officers, are eligible to participate in the plan. Participants may elect to defer, on a pre-tax basis, up to 80% of base salary and up to 100% of any director fees, bonus or compensation granted pursuant to the LTIP. All deferrals are credited to a deferred compensation account. We may make contributions to a participant’s deferred compensation account (1) to restore any 401(k) matching contribution the participant may forego because of compensation deferred into the plan and (2) at the discretion of the board of directors, to recognize a participant’s service to our company. Participants are fully vested in their deferrals at all times; however, contributions by us to a participant’s deferred compensation account may be subject to vesting requirements. Compensation deferred under the plan is credited with earnings based on the performance of measurement funds selected by the participant.
Unvested account balances may become accelerated in the event of a change in control, or upon a participant’s disability, separation from service on or after qualifying for retirement, or death prior to a separation from service; provided, however, that if the acceleration could create the imposition of excise taxes on the participant under Section 4999 of the Code, the participant’s account balance will not accelerate upon a change in control. Distributions will be made upon the date or dates selected by the participant in his or her deferral elections.
A “change in control” is generally defined in the Deferred Compensation Plan to mean the occurrence of a “change in the ownership,” a “change in the effective control” or a “change in the ownership of a substantial portion of the assets” of our Company, as determined in accordance with the meaning given such phrases in Section 409A of the Code. A participant will generally incur a “disability” when the participant either is (a) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of the Company. A “separation from service” will occur when the participant has terminated his or her services with the Company under regulations published under Section 409A of the Code.
We may terminate the plan at any time. An optional termination of the plan by us will not result in a distribution acceleration except as permitted by the Internal Revenue Code and related Treasury guidance in connection with a change in control.
The plan is administered by the compensation committee. Following a change in control, the members of the compensation committee in place immediately prior to the change in control may appoint an independent third party to administer the plan.
We currently maintain a trust agreement with Matrix Trust Company, as trustee, effective April 10, 2015, for the Deferred Compensation Plan. We currently deposit amounts to the trust under the trust agreement as such amounts are deferred by participants or contributed by us. The trust is a “rabbi trust,” meaning that the funds held by the trustee remain subject to the claims of our general creditors in the event of our insolvency.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY($)(3)	Aggregate Withdrawals Distributions ($)	Aggregate Balance at Last FYE ($)(4)
John T. Rynd	70,000	6,023	18,225	—	1,019,336
Troy L. Carson	—	—	(1,389)	—	82,878
Todd A. Pellegrin	—	—	24	—	233,837
Terrell L. Carr	—	—	—	—	—
______________

(1)	Amounts reported in this column are included in the Summary Compensation Table as salary.

(2)	Amounts reported in this column are included in the Summary Compensation Table as all other compensation.

(3)	Amounts reported in this column are not included in the Summary Compensation Table as they are not above-market or preferential earnings.

(4)
Amounts in this column include amounts previously reported as compensation in the Summary Compensation Table during 2014 of $93,250 and $12,457 for Messrs. Rynd and Carson, respectively, and during 2013 of $82,471 and $11,336 for Messrs. Rynd and Carson, respectively.

Potential Payments Upon Termination or Change of Control
Employment Agreements
We have entered into executive employment agreements with each of the named executive officers currently employed by us. These employment agreements have a fixed term that expires on December 31, 2016.
Each agreement provides for a non-compete, non-solicitation, and non-inducement clause for one year after any termination. The employment agreements also require that the executive, upon the Company’s request, provide the Company with consulting services for a limited time following a termination of his employment. Following an executive’s termination of employment, the employment agreements also require that the executive cooperate and provide the Company with assistance with litigation and investigations relating to events or occurrences that occurred while the executive was employed by the Company.
Under the employment agreements, each of the named executive officers is entitled to health and welfare benefits and participation in our incentive, savings and retirement plans, in each case equal to those benefits provided to similarly-situated senior executives of us and our affiliated companies, and to the severance benefits described below.
Payments Made upon Termination. Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive certain amounts earned during his term of employment, including:

•	any unpaid base salary through the date of termination;

•	any compensation previously deferred by the executive, to the extent permitted by the plan under which the deferral was made (together with any accrued interest or earnings thereon);

•	any earned but unpaid bonus awarded to the executive, excluding in the case of terminations for cause;

•	the vested portion of grants pursuant to the 2015 LTIP;

•	amounts contributed under the deferred compensation program; and

•	any accrued and unpaid vacation pay.
Termination Other Than Upon Change of Control. Under the employment agreements with each named executive officer, if employment is terminated by us not due to cause, due to death or disability of the executive, or if the executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason,” in addition to the benefits listed under the heading “- Payments Made upon Termination” above, the named executive officer will receive:

•
a lump sum severance payment equal to the sum of the executive’s base salary and the bonus paid or payable in respect of the most recently completed fiscal year of the Company, or if no bonus has been paid or is payable in respect of such year, any bonus paid or payable in respect of the next preceding fiscal year, to the executive multiplied:

◦	for Mr. Rynd, by two; and

◦	for Messrs. Carson and Pellegrin, by one and one-half;

•	a lump sum amount equal to the amount of any earned but unpaid bonus awarded to the executive;

•
to the extent not theretofore provided, any other amounts or benefits required to be paid or provided or to which the executive and/or the executive’s dependents are eligible to receive pursuant to the executive’s employment agreement and under any plan, program, policy or practice or contract or agreement of the Company as in effect and applicable generally to other executives and their dependents; and

•
a continuation, for the period from the date of termination until the later of the expiration of the remaining employment period or 18 months following the date of termination (or such longer period as provided by any plan, program, practice or policy), of the welfare benefits provided to the executive and/or the executive’s dependents, and if health benefits cannot be extended or provided, then payment of the COBRA premium for the applicable period.

The term “cause” is defined to include (i) a material violation by the executive of certain specified obligations to the Company (other than as a result of incapacity due to physical or mental illness) which is either willful, deliberate or committed in bad faith or without reasonable belief that such violation is in the best interests of the Company, (ii) the executive’s gross negligence in performance, or intentional non-performance (continuing for ten (10) days after receipt of written notice of need to cure from the Company), of any of his duties and responsibilities under the employment agreement, or reasonable instructions of the board or the executive’s immediate supervisor, as applicable, (iii) the executive’s dishonesty, fraud or misconduct with respect to the business or affairs of the Company, (iv) the executive’s violation of the Company’s code of conduct or ethics policies which is willful, deliberate or committed in bad faith, or (v) the final and non-appealable conviction by a court of competent jurisdiction of the executive of a felony involving moral turpitude or the entering of a guilty plea or a plea of nolo contendere to such crime by the executive.
A termination for “good reason” under the employment agreements can occur under the following circumstances: (i) the executive is assigned duties that are inconsistent with the executive’s position, (ii) a failure by the Company to comply with the compensation obligations of the Company under the employment agreement, except for failures that are immaterial, insubstantial or inadvertent which are remedied by the Company within 30 days after receipt of notice thereof, (iii) the relocation of the executive that increases the executive’s one-way commute by more than 50 miles, (iv) the Company’s failure to have a successor entity assume the employment agreements in connection with a change in control, or, (v) in the 24 month period following a change in control, the Company’s failure to provide a bonus or equity compensation award to the executive that is at least equal to the participation levels of similarly situated executives. The executive’s termination of employment shall not constitute “good reason” unless executive notifies the Company of the condition or event constituting “good reason” within ninety days (90) days of the condition’s occurrence and the Company fails to cure the conditions, to the extent curable, specified in the notice within thirty (30) days following such notification.
Retirement. In the event of the retirement of a named executive officer, no additional compensation or benefits are payable.
Death or Disability. Upon termination due to death or disability, the executive or beneficiary may be entitled to receive benefits under our disability plan or payments under our life insurance plan, as applicable. In the event of the death or disability of an executive, in addition to the benefits listed under the heading “- Payments Made upon Termination,” in lieu of the severance amount so provided, the executive or his beneficiary will be entitled to the greater of the severance amount included under the heading “- Termination Other Than Upon Change of Control” above or the present value of any cash amount to be received as a disability benefit pursuant to the terms of any long-term disability plan, policy or arrangement of the Company or its affiliates, except that proceeds from disability insurance contributed to by the executive will be excluded from consideration. Under the employment agreements, a “disability” is defined as (a) the absence of the executive from the executive’s duties with the Company on a full-time basis for 120 consecutive calendar days, (b) the executive (i) is unable to engage in any substantial gainful activity on behalf of the Company by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, and (c) the Executive is receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering our employees.
Change of Control. Under the employment agreements with each named executive officer, if an executive’s employment is terminated within the two year period following a change of control (other than termination by us for cause or by reason of death or disability), in addition to the benefits listed under the heading “- Payments Made upon Termination” above, the named executive officer will receive:

•
a lump sum severance payment of the sum of the executive’s base salary and the highest bonus paid or payable to the executive in respect of any of the two most recently completed fiscal years of the Company multiplied:

•	for Mr. Rynd, by three; and

•	for Mr. Carson and Pellegrin, by two;

•	a lump sum amount equal to the amount of any earned but unpaid bonus awarded to the executive;

•
to the extent not theretofore provided, any other amounts or benefits required to be paid or provided or to which the executive and/or the executive’s dependents are eligible to receive pursuant to the executive’s employment agreement and under any plan, program, policy or practice or contract or agreement of the Company as in effect and applicable generally to other executives and their dependents; and

•
a continuation, for the period from the date of termination until the later of the expiration of the remaining employment period or 18 months following the date of termination (or such longer period as provided by any plan, program, practice or policy), of the welfare benefits provided to the executive and/or the executive’s dependents, and if health benefits cannot be extended or provided, then payment of the COBRA premium for the applicable period.

In addition, if the date of termination occurs within two years after a change of control, then all stock options, shares of restricted stock, restricted stock units and other equity-based awards and performance awards held by the executive will automatically vest and become exercisable. Under the agreements, a “change of control” is deemed to occur upon (1) the consummation of a reorganization, merger, consolidation or other transaction, in any case, with respect to which persons who were stockholders (or members) of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own equity interests representing at least 51% of the total combined voting power of the Company or the resulting reorganized, merged or consolidated entity, as applicable, (2) the sale, lease, transfer or other disposition of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (other than to one or more subsidiaries of the Company), or (3) the occurrence of (A) the consummation of a transaction or series of related transactions in which the Company issues, as consideration for the acquisition (through a merger, reorganization, stock purchase, asset purchase or otherwise) of the assets or capital stock of an unaffiliated third party, equity in the Company representing more than 35% of the outstanding equity of the Company calculated as of the consummation of such transaction or transactions, in conjunction with (B) a change in the composition of the board of directors of the Company, as a result of which fewer than 50% of the incumbent directors are directors who had been directors of the Company at the time of the approval by the board of directors of the Company of the issuance of such equity in the Company.
All of the employment agreements contain language that make them compliant with the provisions of Section 409A of the Internal Revenue Code. The employment agreements provide that they be modified, at the discretion of the board of directors, if necessary to bring any provision of the agreements into compliance with Section 409A.
Compensation of Directors
Directors who are also full-time officers or employees of our Company receive no additional compensation for serving as directors. For the compensation of Mr. Rynd, our Chief Executive Officer and President, see the “Summary Compensation Table.”
On November 6, 2015, in connection with our emergence from Chapter 11 and as provided in the Plan, the following directors departed the Company’s board of directors: Thomas N. Amonett, Thomas R. Bates, Jr., Thomas M Hamilton, Thomas J. Madonna, F. Gardner Parker, Thierry Pilenko and Steven A. Webster. Prior to their departure, Mr. Bates served as chairman of the board and sat on the audit committee; Mr. Amonett served as the chairman of the nominating and governance committee; Mr. Hamilton served as chairman of the compensation committee; Mr. Madonna served as the chairman of the audit committee and sat on the nominating and governance committee; Mr. Parker sat on the audit committee and the compensation committee; Mr. Pilenko sat on the compensation committee; and Mr. Webster sat on the nominating and governance committee. Ms. Baer resigned from our board and as a member of the audit committee, effective as of May 20, 2015.
All non-employee directors who served before our emergence from Chapter 11 received an annual retainer of $55,000 in 2015 for the first eight board of directors meetings attended, plus $1,500 or $1,000 for each additional board of directors meeting attended in person or by phone, respectively. Each non-employee director also received a fee of $1,500 for each committee meeting attended in person and $1,000 for each committee meeting in which they participated by telephone. In addition, the chairman of each of the audit committee and the compensation committee received an annual retainer of $15,000, and the chairman of the nominating and governance committee received an annual retainer of $10,000 in 2015. In addition, due to the Company’s declining liquidity position and the consideration by the Board of certain strategic transactions at the time, in lieu of the customary annual equity grant, each non-employee director was to receive a cash grant in the total amount of $100,000, with $50,000 paid upon approval of the award by the Board in June 2015 and the remaining $50,000 to be paid on January 1, 2016, subject to such director’s continued service on the Board on such date. Because none of these directors were serving on the Board on January 1, 2016, they did not receive the second $50,000 payment.
As provided in the Plan, Messrs. Dickerson, Brown, Cole, Davis, Hanna and Osman joined our board on November 6, 2015. At its meeting in December 2015, the Board approved compensation for the new non-employee directors. Mr. Dickerson, the chairman of the board, is to receive an annual cash retainer of $240,000. All other non-employee directors are to receive an annual cash retainer of $145,000. In addition, the chairman of each of the audit committee and the compensation committee are to receive an annual retainer of $25,000, while the chairman of the nominating and governance committee is to receive an annual retainer of $10,000. Members of each of the audit committee and the compensation committee are to receive an annual retainer of $12,500, and members of the nominating and governance committee are to receive an annual retainer of $5,000. These cash retainers were prorated from the date that the new directors joined the board through the end of 2015 and are applicable for 2016 as well.
As previously disclosed by us, the Board formed a special committee comprised of all the non-employee directors to consider and explore various strategic alternatives potentially available to the Company in order to maximize the value of the Company. Each member of the Special Committee will be paid $75,000 semi-annually, from the date of the Special Committee’s formation, January 20, 2016.
In addition to the above-described cash compensation, each new director also received restricted stock units in December 2015, as noted in the table below.
On December 11, 2015, each non-employee director was granted 25,000 restricted stock units, except for Mr. Dickerson, who, as chairman of the board, was granted 39,286 restricted stock units. These restricted stock units vest in full on November 6, 2016, with delivery of vested shares to occur upon a change of control of the Company or the director's departure from the Board. A director will forfeit any shares or restricted stock units which have not vested at the time he or she ceases to be a board member. We reimburse the reasonable expenses incurred by the directors in attending meetings and other Company business.
The table below summarizes the total compensation paid or earned by each person who served as one of our non-employee directors during 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Thomas N. Amonett	128,500	—	128,500
Suzanne V. Baer	33,000	—	33,000
Thomas R. Bates, Jr.	120,500	—	120,500
Thomas M Hamilton	138,000	—	138,000
Thomas J. Madonna	149,000	—	149,000
F. Gardner Parker	134,500	—	134,500
Thierry Pilenko	120,500	—	120,500
Steven A. Webster	122,000	—	122,000
Lawrence Dickerson	36,816	110,001	146,817
David Brown	26,845	70,000	96,845
Jon Cole	24,928	70,000	94,928
Eugene Davis	26,845	70,000	96,845
Gary Hanna	24,928	70,000	94,928
Tariq Osman	26,845	70,000	96,845
______________

(1)
The amounts in this column reflect the aggregate grant date fair value with respect to restricted stock units granted during the year ended December 31, 2015 in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to the audited financial statements included in the Form 10-K. These amounts reflect the aggregate grant date fair value and do not correspond to the actual value that will be recognized by the director. The aggregate number of restricted stock unit awards outstanding at December 31, 2015 was 164,286 restricted stock units, which represents 25,000 restricted stock units held by each non-employee director except Mr. Dickerson, who holds 39,286 restricted stock units. These restricted stock units were granted on December 11, 2015 at a grant date fair value of $2.80 and vest in full on November 6, 2016, the one-year anniversary of the Company's emergence from Chapter 11, with vested shares to be delivered to the director upon a change of control of the Company or the director's departure from the Board.

All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the plan of reorganization; therefore, all options held by our former board members were cancelled. The number of stock options cancelled was as follows: Mr. Amonett - 10,000 shares; Ms. Baer - 10,000 shares; Mr. Bates - 0 shares; Mr. Hamilton - 10,000 shares; Mr. Madonna - 10,000 shares; Mr. Parker - 10,000 shares; Mr. Pilenko - 10,000 shares and Mr. Webster - 10,000 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the plan of reorganization. No equity awards were issued to our named executive officers upon or after emergence.
The following table sets forth information about our common stock that may be issued under all existing equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	—	—	1,835,714
Total	—	$—	1,835,714

(1)	Consists of securities under the 2015 Long-Term Incentive Plan as approved by the Bankruptcy Court.
Security Ownership
Pursuant to our Prepackaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the District of Delaware, and became effective on November 6, 2015 (the “Plan”), all of our equity interests outstanding prior to effectiveness were cancelled, and for each share of old common stock, par value $0.01 per share, issued and outstanding prior to the effectiveness of the Plan (a) .00372120 share of new common stock, par value $0.01 per share (the “new common stock”) and (b) .03000969 warrant exercisable at a price of $70.50 per share (the “warrants”) were issued. The warrants are exercisable until November 8, 2021 unless they earlier expire in accordance with their terms. No fractional shares of new common stock or warrants were issued.
The following table sets forth information as of April 22, 2016 with respect to the beneficial ownership of our new common stock by (1) each stockholder who is known to us to be a beneficial owner of more than 5% of our common stock, (2) our directors and the persons named in the “Summary Compensation Table” who are currently employed by the Company, and (3) all current executive officers and directors as a group. To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole investment and voting power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class
Franklin Resources, Inc. (2)	1,407,881	7.0%
Soros Fund Management LLC (3)	1,404,596	7.0%
Centerbridge Credit Partners L.P. (4)	2,603,946	13.0%
Loomis Sayles & Co., L.P. (5)	2,697,239	13.5%
Western Asset Management Company (6)	1,609,881	8.1%
John T. Rynd	3,091	*
Troy L. Carson	374	*
Todd A. Pellegrin	507	*
Lawrence Dickerson	39,286	*
David Brown	25,000	*
Jon Cole	25,000	*
Eugene Davis	25,000	*
Gary Hanna	25,000	*
Tariq Osman	25,000	*
All current executive officers and directors as a group (11 persons)	169,047	*
______________

*	Less than 1% of issued and outstanding shares of our common stock.

(1)	The address of each director and executive officer is 9 Greenway Plaza, Suite 2200, Houston, Texas 77046.

(2)
Based on a Schedule 13G filed February 5, 2016 with the SEC, by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. The securities reported are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investments managers that are direct and indirect subsidiaries of Franklin Resources, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock, and are the principal stockholders of Franklin Resources, Inc. Under SEC rules and regulations, Franklin Resources, Inc. and its principal stockholders may be deemed to beneficially own securities held by persons and entities for whom or for which Franklin Resources, Inc. subsidiaries provide investment management services. Franklin Advisers, Inc. is reported as having sole voting and dispositive power over the 1,407,881 shares. Each of the reporting persons disclaims any pecuniary interest in any of the securities reported therein. The address is One Franklin Parkway, San Mateo, California 94403-1906.

(3)
Based on a Schedule 13G filed November 16, 2015 with the SEC, by Soros Fund Management LLC (“SFM LLC”), George Soros and Robert Soros. The securities reported are held for the account of Quantum Partners LP, a Cayman Islands exempted limited partnership (“Quantum Partners”).  SFM LLC serves as principal investment manager to Quantum Partners.  As such, SFM LLC has been granted investment discretion over portfolio investments, including the shares disclosed herein, held for the account of Quantum Partners.  George Soros serves as Chairman of SFM LLC and Robert Soros serves as President and Deputy Chairman of SFM LLC. SFM LLC is reported as having sole voting and dispositive power over the 1,404,596 shares. Each of the reporting persons disclaims any pecuniary interest in any of the securities reported therein. The address is 250 West 55th Street, 38th Floor, New York, New York 10019.

(4)
Based on a Schedule 13G filed November 19, 2015 with the SEC by Centerbridge Credit Partners, L.P., (“CCP), Centerbridge Credit Partners General Partner, L.P. (“CCPGP”), Centerbridge Credit GP Investors, L.L.C. (“CCGPI”), Centerbridge Credit Partners Master, L.P. (“CCPM”), Centerbridge Credit Partners Offshore General Partner, L.P. (“CCPOGP”), Centerbridge Credit Offshore GP Investors, L.L.C. (“CCOGPI”), Mark T. Gallogly (“Mr. Gallogly”) and Jeffrey H. Aronson (“Mr. Aronson”). CCPGP, CCGPI and CCPM share voting and dispositive power with respect to 893,593 shares of common stock beneficially owned; CCPM, CCPOGP and CCOGPI share voting and dispositive power with respect to 1,710,353 shares of common stock beneficially owned; and Mr. Gallogly and Mr. Aronson share voting and dispositive power with respect to 2,603,946 shares of common stock beneficially owned. The address is 375 Park Avenue, 12th Floor, New York, New York 10152.

(5)
Based on a Schedule 13G/A filed February 12, 2016 with the SEC by Loomis Sayles & Co., L.P. (“Loomis Sayles”), Loomis Sayles reported sole dispositive power with respect to 2,697,329 shares of common stock. The address for this entity is One Financial Center, Boston, Massachusetts 02111.

(6)
Based on a Schedule 13G/A filed February 16, 2016 with the SEC by Western Asset Management Company (“WAMCO”), WAMCO reported sole dispositive power with respect to 1,609,881 shares of common stock. The address for this entity is 385 E. Colorado Boulevard, Pasadena, California 91101.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Board Independence
It is the policy of our board of directors that a substantial majority of the members of our board qualify as “independent directors” in accordance with the qualification requirements of the NASDAQ Global Market. It is also the policy of our board that all of the members of our audit committee, compensation committee, and nominating and governance committee qualify as “independent directors” in accordance with the qualification requirements of the NASDAQ Global Market, and that all of the members of the audit committee and compensation committee satisfy the criteria for independence under applicable provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC rules. Our board has determined that all of our directors (and all persons who previously served as directors during any part of 2015), except Mr. Rynd, who is employed by the Company, satisfy (or satisfied) the independence standards of the NASDAQ Global Market. Our board also has determined that each member of the audit committee qualifies as “independent” under Rule 10A-3 under the Exchange Act.
In determining that each such director is independent, the board considered that Hercules Offshore and its subsidiaries in the ordinary course of business sell services to, or purchase products and services from, companies in which some of the directors have a direct or indirect ownership interest, or are or have been employed as officers or serve as directors.
In determining the independence of Mr. Dickerson, our board considered that Mr. Dickerson’s spouse was a former partner of our independent auditor prior to April 2014. Mr. Dickerson advised the board that her pension assets have been placed into a rabbi trust. In determining the independence of Mr. Cole, our board considered that Mr. Cole is the chairman and chief executive officer of Sidewinder Drilling, and our independent auditor is currently the auditor of Sidewinder Drilling. Based on discussions with these directors, the board determined that these relationships and transactions are not inconsistent with Nasdaq and SEC independence standards applicable to Messrs. Dickerson and Cole, respectively.

Item 14.	Principal Accounting Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
The following tables set forth the fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, respectively, and the fees billed for other services rendered by Ernst & Young LLP, respectively, during those periods.

	2015	2014
	(In thousands)
Audit Fees(1)	$2,644.2	$1,933.2
Audit-Related Fees	—	—
Tax Fees(2)	97.9	119.8
All Other Fees	—	—
Total	$2,742.1	$2,053.0

(1)
Audit Fees consisted of fees for audit services, which related to the consolidated audit, quarterly reviews, consents, a comfort letter, accounting consultations and related matters, and includes $1.1 million of fees due to services related to the bankruptcy proceedings and emergence from bankruptcy including fresh-start accounting.

(2)
Tax Fees consisted of fees for tax services, which related to services for tax compliance, tax planning and tax advice. Tax compliance fees were approximately $98 thousand and $82 thousand for the years 2015 and 2014, respectively, and tax planning and advice fees were approximately $38 thousand for the year 2014. There were no tax planning and advice fees for 2015.

Pre-approval Policies and Procedures
The audit committee has established a policy requiring audit committee pre-approval of all audit, review or attest engagements, internal control-related services and permissible non-audit services, including the fees and terms thereof, to be performed by the independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in applicable provisions of the Securities Exchange Act of 1934 and applicable SEC rules. All services provided by our independent registered public accounting firm since November 2005 were pre-approved by the audit committee.

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
Warrant Agreement between Hercules Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of November 6, 2015 (incorporated by reference to Exhibit 4.1 to Form 8-A filed November 6, 2015) (File No. 0-51582).

†10.1	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and John T. Rynd (incorporated by reference to Exhibit 10.5 to Hercules' Current Report on Form 8-K dated March 2, 2012 (the "March 2012 8-K")) (File No. 0-51582).

†10.2	—
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between the Company and Troy L. Carson (incorporated by reference to Exhibit 10.9 to the March 2012 8-K) (File No. 0-51582).

†10.3	—
Hercules Offshore, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to Hercules’ Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-51582)).

†10.4	—	Hercules Offshore, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
†10.5	—
Hercules Offshore, Inc. HERO Annual Performance Bonus Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K dated December 15, 2011) (File No. 0-51582).

†10.6	—	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.7 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
10.7	—
Asset Purchase Agreement, dated April 3, 2006, by and between Hercules Liftboat Company, LLC and Laborde Marine Lifts, Inc. (incorporated by reference to Exhibit 10.1 to Hercules’ Current Report on Form 8-K dated April 3, 2006 (File No. 0-51582)).

Exhibit Number		Description
10.8	—
Asset Purchase Agreement, dated as of August 23, 2006, by and among Hercules International Holdings, Ltd., Halliburton West Africa Ltd. and Halliburton Energy Services Nigeria Limited (incorporated by reference to Exhibit 10.1 to Hercules’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-51582)).

10.9	—
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

10.11	—
Credit Agreement dated as of November 6, 2015, among Hercules Offshore, Inc., the Subsidiary Guarantors, the Lenders, and Jefferies Finance LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 6, 2015) (File No. 1-37623).

21.1	—	Subsidiaries of Hercules (incorporated by reference to Exhibit 21.1 to Hercules' Annual Report on Form 10-K for the year ended December 31, 2015) (File No. 1-37623).
23.1	—	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
*31.1	—	Certification of Chief Executive Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of Hercules pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer of Hercules pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
101.SCH		XBRL Schema Document (incorporated by reference to Exhibit 101.SCH to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
101.CAL		XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
101.DEF		XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
101.LAB		XBRL Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).
101.PRE		XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Hercules' Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2015) (File No. 1-37623).

*	Filed herewith.

†	Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 29, 2016.

HERCULES OFFSHORE, INC.

By:	/S/ JOHN T. RYND
John T. Rynd
Chief Executive Officer and President