Form 10-Q
period 2016-03-31
HERCULES OFFSHORE, INC.
filed 2016-05-05
CIK 1330849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	Outstanding as of May 2, 2016
19,988,898

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$296,715	$330,780
Accounts Receivable, Net	56,322	63,668
Prepaids	7,527	11,740
Other	3,955	4,015
	364,519	410,203
Property and Equipment, Net	465,752	465,497
Restricted Cash	200,000	200,000
Other Assets, Net	32,536	32,440
	$1,062,807	$1,108,140
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$429,908	$—
Accounts Payable	30,514	43,616
Accrued Liabilities	43,624	49,108
Other Current Liabilities	17,333	6,148
	521,379	98,872
Long-term Debt	—	428,715
Other Liabilities	4,299	16,622
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $0.01 Par Value, 139,650 Shares Authorized, 20,000 Shares Issued and 19,989 Shares Outstanding	200	200
Capital in Excess of Par Value	587,854	587,725
Treasury Stock, at Cost, 11 Shares	(325)	(325)
Retained Deficit	(50,600)	(23,669)
	537,129	563,931
	$1,062,807	$1,108,140
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$50,865	$122,619
Costs and Expenses:
Operating Expenses	46,392	99,599
Depreciation and Amortization	7,577	37,218
General and Administrative	11,158	15,760
	65,127	152,577
Operating Loss	(14,262)	(29,958)
Other Income (Expense):
Interest Expense	(12,974)	(24,960)
Other, Net	1,711	420
Loss Before Income Taxes	(25,525)	(54,498)
Income Tax Provision	(1,406)	(2,617)
Net Loss	$(26,931)	$(57,115)

Net Loss Per Share - Basic and Diluted	$(1.35)	$(0.35)

Weighted Average Shares Outstanding - Basic and Diluted	19,989	161,057
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(26,931)	$(57,115)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	7,577	37,218
Non-Cash Accreted Interest on Senior Secured Credit Facility	1,193	—
Non-Cash Gain on Derivative	(1,645)	—
Other	149	299
(Increase) Decrease in Operating Assets -
Accounts Receivable	7,280	58,779
Prepaid Expenses and Other	4,414	11,439
Increase (Decrease) in Operating Liabilities -
Accounts Payable	(13,102)	(6,528)
Other Current Liabilities	(5,944)	(7,573)
Other Liabilities	1,017	54
Net Cash Provided by (Used in) Operating Activities	(25,992)	36,573
Cash Flows from Investing Activities:
Capital Expenditures	(8,353)	(30,740)
Insurance Proceeds Received	—	2,418
Proceeds from Sale of Assets, Net	280	1,984
Net Cash Used in Investing Activities	(8,073)	(26,338)
Cash Flows from Financing Activities:
Net Cash Used in Financing Activities	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	(34,065)	10,235
Cash and Cash Equivalents at Beginning of Period	330,780	207,937
Cash and Cash Equivalents at End of Period	$296,715	$218,172
The accompanying notes are an integral part of these financial statements.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    General
Hercules Offshore, Inc., a Delaware corporation, and its majority owned subsidiaries (the “Company”) provide shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally through its Domestic Offshore, International Offshore and International Liftboats segments (See Note 8). At March 31, 2016, the Company operated a fleet of 27 jackup rigs (18 marketed, 9 cold stacked), including one rig under construction (See Note 9), and 19 liftboat vessels (18 marketed, 1 cold stacked). The Company’s diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
The consolidated financial statements of the Company are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended ("Form 10-K"). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year.
On August 13, 2015 (the "Petition Date"), Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the “Debtors”) filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Through the Chapter 11 Cases, the Debtors implemented the pre-packaged plan of reorganization (the "Plan") in accordance with the restructuring support agreement ("RSA") that the Debtors entered into with the Steering Group Members. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. After the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court until their emergence on November 6, 2015 from bankruptcy. The Non-Filing Entities continued to operate in the ordinary course of business.
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Current Market Environment
Demand for the Company’s oilfield services is driven by its exploration and production customers’ capital spending, which can experience significant fluctuation depending on current commodity prices and their expectations of future price levels, among other factors. The decline in the price of crude oil that began in mid-2014 and has extended into 2016 has severely impacted dayrates and demand for the Company’s services. In addition to the oil price decline, the consolidation of the domestic customer base has negatively impacted demand for jackup rigs in the U.S. Gulf of Mexico. Internationally, the new capacity growth expected over the next three years could put further pressure on the operating environment for the existing jackup rig fleet. Although activity levels for liftboats are not as closely correlated to commodity prices as the Company’s drilling segments, commodity prices are still a key driver of liftboat demand. Demand for liftboat services in West Africa has been weak, which the Company believes has been driven by budgetary constraints with major customers primarily in Nigeria.
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
The Company is currently projecting that it will violate the Maximum Senior Secured First Lien Leverage Ratio under its Credit Agreement on March 31, 2017. If this occurs and the Company is not able to obtain a waiver from its lenders, the lenders could accelerate these debt obligations. In addition, the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for the Company to obtain a waiver, and further, given the current state of the drilling market, the Company does not believe refinancing would be a viable option.
Dayrate Reductions
On February 25, 2015, the Company received a notice from Saudi Aramco terminating for convenience its drilling contract for the Hercules 261, effective on or about March 27, 2015. The Company received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, the Company received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, the Company received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016. On April 6, 2016, the Company received notice from Saudi Aramco extending the contract for the Hercules 266 to June 30, 2016. The dayrate for the Hercules 266 will remain at $63,650 per day through the term of the contract extension.
Recent Events
On April 18, 2016, the Company (or the "Borrower") and certain of its subsidiaries (the “Loan Parties”) entered into a Forbearance Agreement and First Amendment to the Credit Agreement (the “Amendment”) (See Note 4), with Jefferies Finance LLC, (the "Agent") for itself and certain financial institutions (the "Lenders"). Pursuant to the Amendment, the Required Lenders have agreed, during the Forbearance Period (as hereinafter defined), to forbear from exercising their rights and remedies (if any) under the Credit Agreement with respect to the alleged failure by the Borrowers to comply with certain specified affirmative covenants relating to administrative post-closing matters in foreign jurisdictions under the Credit Agreement. Certain Lenders have asserted (but have not given notice under the Credit Agreement) that (i) an Event of Default occurred based on the Borrower’s alleged failure to be in compliance with an affirmative covenant with respect to causing Hercules Offshore Nigeria Limited to deliver the certificate of registration of the vessel mortgage for collateral purposes by April 15, 2016 (the "Nigeria Registration Covenant"), and (ii) a Default has occurred based on the Borrower’s alleged failure to be in compliance with an affirmative covenant with respect to using best efforts to cause the Gibraltar Guarantor to dissolve, merge or consolidate with or into another Loan Party within the required time period. Although there is no express cure period in the Credit Agreement with respect to the Nigeria Registration Covenant, the Borrower delivered the required certificate of registration on April 21, 2016. The Borrower has notified the Agent that it disagrees with the Lenders' interpretation of the alleged Default and Event of Default with respect to these administrative covenants and believes that defenses may exist with respect to the alleged Default and Event of Default and has reserved all rights with respect thereto. Capitalized terms used in

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

this disclosure and not otherwise defined herein have the meanings given to such terms in the Credit Agreement, as amended by the Amendment.
Under the Amendment, the Lenders’ forbearance commences on the date that certain conditions in the Amendment are met and continues until the earlier to occur of: (i) the termination of the Forbearance Period as a result of any Forbearance Default; and (ii) April 28, 2016, unless otherwise mutually agreed in writing by the Borrower and the Required Lenders (with written notice to the Agent) (the “Forbearance Period”). On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement to extend the Forbearance Period.
Pursuant to Amendment No. 1, the Required Lenders have agreed to extend the Forbearance Period so that such period will continue until the earliest to occur of: (i) the termination of the Forbearance Period as a result of any Forbearance Default; (ii) 11:59 p.m. (New York City time) on May 31, 2016; and (iii) 11:59 p.m. (New York City time) on the second Business Day following the Required Lenders’ delivery of written notice (which notice shall be effective only if delivered after 11:59 p.m. (New York City time) on May 4, 2016) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement terminating the Forbearance Period; provided, however, that any notice given pursuant to the foregoing clause (iii) shall be revoked upon the Required Lenders’ delivery of written notice (which notice of revocation shall be effective only if delivered prior to 11:59 p.m. (New York City time) on the second Business Day following the delivery of the notice given pursuant to the foregoing clause (iii)) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement (the “Forbearance Period”).
Under the Amendment and Amendment No. 1, the Lenders’ forbearance is subject to certain conditions as described therein and in the Credit Agreement as amended thereby. The Amendment further serves to amend the Credit Agreement to, among other matters, clarify the process to be followed for delivery of an officers’ certificate and release of the Escrowed Amount under the Escrow Agreement.
During the Forbearance Period, the Company will not be able to receive any of the Escrowed Amount, and accordingly will not be able to accept delivery of the Hercules Highlander during this time. The Company is in communication with the shipyard and its customer regarding these matters. However, if the Company fails to take delivery of the Hercules Highlander by May 10, 2016, and is unable to obtain a waiver from the shipyard, the Company will be deemed to be in default of the rig construction contract which could result in a default under the Credit Agreement.
During the Forbearance Period, the Loan Parties and the Lenders who are parties to the Amendment and Amendment No. 1 agree to negotiate in good faith an agreement with respect to a potential recapitalization, business combination or other alternative strategic transaction with respect to the Borrower, including a potential restructuring of the Loans under the Credit Agreement. Although the Company is exploring all strategic alternatives, no decision has been made to engage in any particular transaction or transactions. Moreover, there can be no assurance that the Board will authorize the pursuit of any strategic alternative and there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any strategic transaction we may pursue would result in potential changes to our current business strategy and future operations and prospects. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results would likely be significantly different than those in historical periods or projected by our management.
Balance Sheet Classification
While the Company's debt has not been called or accelerated, certain lenders have asserted (but have not given notice under the Credit Agreement) that an Event of Default and a Default has occurred, although the Company believes that defenses may exist. If it is determined that an Event of Default exists, the debt could be called and accelerated, therefore, the Company's debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of March 31, 2016 (See Note 4).
In the event the Company's debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, the Company would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about the Company's ability to continue as a going concern. While the Company would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in the Company's existing debt agreements could be completed or would be sufficient.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Insurance Renewal
Effective May 1, 2016, the Company completed the annual renewal of all of its key insurance policies (See Note 11).
2.    Supplemental Financial Information
Consolidated Balance Sheet Information
Other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Other Current Liabilities:
Embedded Put Option Derivative	$11,695	$—
Other	5,638	6,148
	$17,333	$6,148
3.    Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock equivalents, which for the Predecessor included stock option, time-based restricted stock and performance-based restricted stock awards and for the Successor included time-based restricted stock awards and warrants. The effect of stock equivalents is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The Company's diluted earnings per share calculation for the three months ended March 31, 2016 and 2015 excludes 5.2 million and 6.0 million stock equivalents, respectively, that would have potentially been included if the Company had generated net income for the respective period but are excluded as the Company generated a net loss for the respective period.
4.    Debt
Balance Sheet Classification
While the Company's debt has not been called or accelerated, certain lenders have asserted (but have not given notice under the Credit Agreement) that an Event of Default and a Default has occurred, although the Company believes that defenses may exist (See Note 1). If it is determined that an Event of Default exists, the debt could be called and accelerated, therefore, the Company's debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of March 31, 2016.
In the event the Company's debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, the Company would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about the Company's ability to continue as a going concern. While the Company would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in the Company's existing debt agreements could be completed or would be sufficient.
Senior Secured Credit Facility
On November 6, 2015 (the "Credit Agreement Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") that provides for a $450.0 million senior secured credit facility ("Senior Secured Credit Facility") consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account pursuant to an Escrow Agreement. Subject to meeting the terms of the Escrow Agreement and the terms of the Forbearance Agreement and First Amendment to the Credit Agreement and related Amendment No. 1, the Escrowed Amount will be released and is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See Note 9). On April 18, 2016, the Company and certain of its subsidiaries entered into a Forbearance Agreement and First Amendment to the Credit Agreement. On April 28, 2016, the Loan Parties entered into Amendment No. 1 to

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement (See Note 1).
The Company has to maintain compliance with (i) a maximum senior secured first lien leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured first lien debt to consolidated net income before interest, taxes, depreciation and amortization, which EBITDA amount will be annualized for any test period during 2017) commencing from the fiscal quarter ending March 31, 2017 and (ii) a minimum liquidity amount, consisting of unrestricted cash and cash equivalents, commencing from the Credit Agreement Closing Date. The maximum secured leverage ratio is 6.0 to 1.0 for the fiscal quarter ending March 31, 2017, 5.0 to 1.0 for the fiscal quarter ending June 30, 2017, 4.0 to 1.0 for the fiscal quarter ending September 30, 2017, and 3.5 to 1.0 for the fiscal quarter ending December 31, 2017 and thereafter. The minimum liquidity is $100.0 million for the period beginning on the Credit Agreement Closing Date and ending on June 30, 2016, $75.0 million for the period beginning July 1, 2016 and ending December 31, 2016, $50.0 million for the period beginning January 1, 2017 and ending June 30, 2017, and $25.0 million for the period beginning July 1, 2017 and thereafter. At March 31, 2016, the Company was in compliance with all covenants under its Senior Secured Credit Facility. The Company is currently projecting that it will violate the Maximum Senior Secured First Lien Leverage Ratio under its Credit Agreement on March 31, 2017. If this occurs and the Company is not able to obtain a waiver from its lenders, the lenders could accelerate these debt obligations. In addition, the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for the Company to obtain a waiver, and further, given the current state of the drilling market, the Company does not believe refinancing would be a viable option.
The Company’s obligations under the Credit Agreement are guaranteed by substantially all of its domestic and foreign subsidiaries, and the obligations of the Company and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander if it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Upon an event of default under the Credit Agreement, the Agent may, or at the direction of lenders holding a majority of the loans under the Credit Agreement shall, declare all amounts owing under the Credit Agreement to be due and payable. In addition, upon an event of default under the Credit Agreement (See Note 1) the Agent is empowered to exercise all rights and remedies of a secured party and foreclose upon the collateral securing the Credit Agreement, in addition to all other rights and remedies under the security documents described in the Credit Agreement. Upon any acceleration of the loans under the Credit Agreement, the prepayment premiums described in the Credit Agreement that are otherwise applicable to voluntary prepayments shall become due and payable to the lenders.
Embedded Derivative
The Company identified an embedded derivative related to a put option feature included in the Senior Secured Credit Facility, where, upon the occurrence of certain events of default and where the Company is not able to obtain a waiver from its lenders, the principal amount of the Company's debt could be accelerated and the Company would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the Senior Secured Credit Facility and to fair value the derivative as of each subsequent reporting date.
Upon issuance of the Senior Secured Credit Facility on November 6, 2015, the Company received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million. After these adjustments, the debt approximated $417.0 million.
In connection with fresh-start accounting, the debt was recorded at fair value of $428.0 million which was determined using an Income Approach, specifically the risk-neutral method. The difference between the $450.0 million face amount and the fair value recorded in fresh-start accounting is being amortized over 4.5 years, the expected life of the debt.
5. Derivative Instrument
Embedded Derivative
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the embedded put option derivative was determined using the "With" and "Without" method (See Note 6).

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The following table provides the fair value of the Company’s derivative:

	Fair Value
Balance Sheet Classification	March 31, 2016	December 31, 2015
	(in thousands)
Derivative:
Embedded Put Option Derivative
Other Current Liabilities	$11,695	$—
Other Liabilities	—	13,340
Total	$11,695	$13,340
The following table provides the effect of the Company’s derivative on the Consolidated Statements of Operations:

		Three Months Ended March 31, 2016
Derivative	I.	II.
		(in thousands)
Embedded Put Option Derivative	Other Income (Expense)	$1,645

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
Embedded Derivative
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

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

The following table represents the Company’s derivative liability measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

Embedded Put Option Derivative	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2016	$11,695	$—	$—	$11,695
December 31, 2015	13,340	—	—	13,340
The following table represents a summary of the changes in the fair value of the Company’s derivative liability classified as Level 3:

Three Months Ended March 31, 2016
(in thousands)
Balance, beginning of period	$13,340
Unrealized gain included in earnings	(1,645)
Balance, end of period	$11,695
Qualitative and Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements
The significant unobservable inputs for the Company's Level 3 derivative liability include the (i) market quotes of the Senior Secured Credit Facility, (ii) expected recovery rate in the case of default and (iii) risk free rate. Changes in these inputs impact the fair value measurement of the derivative liability.
The market price input was obtained from unpublished market bid-ask spreads of the Senior Secured Credit Facility which ranged from 71% to 73% of par as of March 31, 2016. The recovery rate was estimated using market observed recovery rates for debt instruments of similar seniority issued by companies in the energy industry and ranged from 21.5% to 29.5%. The risk free rate was estimated using yields on U.S. Treasury commensurate with the term of the Senior Secured Credit Facility which ranged from 0.18% to 1.07%.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair values because of the short-term nature of the instruments. The fair value of the Company's cash equivalents are Level 1.
The fair value of the Company’s Senior Secured Credit Facility is estimated using an Income Approach, specifically the risk-neutral method. The significant assumptions used in the valuation of the Senior Secured Credit Facility are: the expected recovery rate, the risk-neutral probability of default, and the risk-free rate (Level 2).
The following table provides the carrying value and fair value of the Company’s long-term debt instrument:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Senior Secured Credit Facility, due May 2020	$429.9	$312.3	$428.7	$315.9
7.    Income Taxes
The Company, directly or through its subsidiaries, files income tax returns in the United States, and multiple state and foreign jurisdictions. The Company’s tax returns for 2009 through 2015 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. Although the Company believes that its estimates are reasonable, the final outcome in the event that the Company is subjected to an audit could be different from that which is reflected in its historical income tax provision and accruals. Such differences could have a material effect on the Company’s income tax

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

provision and net income in the period in which such determination is made. In addition, TODCO income tax obligations from periods prior to its initial public offering in 2004 are indemnified by Transocean, the former owner of TODCO, under the tax sharing agreement, except for the Trinidad and Tobago jurisdiction.
From time to time, the Company’s tax returns are subject to review and examination by various tax authorities within the jurisdictions in which the Company operates or has operated. The Company is currently contesting tax assessments in Venezuela, and may contest future assessments where the Company believes the assessments are meritless.
In January 2014, the Federal Inland Revenue Service of Nigeria notified the Company that it will initiate an audit including calendar years 2007 through 2011, which was completed in the first quarter of 2015. In February 2015, the Company was informed that 2012 and 2013 will be examined and in April 2016, the Company received notice that the audit will be expanded to include 2014 and 2015. While the Company cannot predict or provide assurance regarding the outcome of these proceedings, the Company does not expect the ultimate liability to have a material effect on its consolidated financial statements.
The Company recognized $0.9 million of tax benefit during the three months ended March 31, 2015 as a result of the tolling of statutes of limitations in foreign jurisdictions.
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
Specific to the Perisai Agreement, the Company recognized the following results in its International Offshore segment:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$2.4	$4.2
Operating Expenses	1.6	2.6

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Information regarding the Company's reportable segments is as follows:

	Successor			Predecessor
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in thousands)	Revenue	Income (Loss) from Operations	Depreciation and Amortization	Revenue	Income (Loss) from Operations	Depreciation and Amortization
Domestic Offshore	$12,379	$(1,955)	$1,893	$52,875	$3,830	$11,693
International Offshore	27,472	(151)	3,113	51,648	(20,852)	20,339
International Liftboats	11,014	(3,887)	2,571	18,096	(351)	4,432
	$50,865	$(5,993)	$7,577	$122,619	$(17,373)	$36,464
Corporate	—	(8,269)	—	—	(12,585)	754
Total Company	$50,865	$(14,262)	$7,577	$122,619	$(29,958)	$37,218

	Total Assets
(in thousands)	March 31, 2016	December 31, 2015
Domestic Offshore	$280,235	$298,813
International Offshore	346,887	353,600
International Liftboats	171,549	164,814
Corporate	264,136	290,913
Total Company	$1,062,807	$1,108,140

9.    Commitments and Contingencies
Rig Construction Contract
In May 2014, the Company signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore to build a High Specification, Harsh Environment rig, Hercules Highlander, which is expected to be delivered in the second quarter of 2016. Subject to meeting the terms of the Escrow Agreement and the terms of the Forbearance Agreement and First Amendment to the Credit Agreement and related Amendment No. 1, the Escrowed Amount will be released and is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander . The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning, mobilization and other costs, total delivery cost is estimated at approximately $272 million, of which approximately $208 million remains to be spent at March 31, 2016. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to the Company, as well as capitalized interest. The Company paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig. $200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander and are included in Restricted Cash on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. On April 18, 2016, the Company and certain of its subsidiaries entered into a Forbearance Agreement and First Amendment to the Credit Agreement. On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement (See Note 1). During the Forbearance Period, the Company will not be able to receive any of the Escrowed Amount, and accordingly will not be able to accept delivery of the Hercules Highlander during this time. The Company is in communication with the shipyard and its customer regarding these matters. However, if the Company fails to take delivery of the Hercules Highlander by May 10, 2016, and is unable to obtain a waiver from the shipyard, the Company will be deemed to be in default of the rig construction contract which could result in a default under the Credit Agreement.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Legal Proceedings
The Company is involved in various claims and lawsuits in the normal course of business. As of March 31, 2016, management did not believe any accruals were necessary in accordance with FASB ASC 450-20, Contingencies — Loss Contingencies.
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
Settlement of Contractual Dispute
In August 2015, the Company agreed to a settlement of a contractual dispute relating to the sale of certain of our assets in 2006, pursuant to which settlement the Company received a $5.2 million payment in October 2015.
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
Insurance and Indemnity
The Company maintains insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2015, the terms

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

of the Company's key insurance policies are as described below. The Company’s insurance policies typically consist of twelve-month policy periods. Effective May 1, 2016, the Company completed the annual renewal of all of its key insurance policies (See Note 11).
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
Adequacy of Insurance Coverage
The Company is responsible for the deductible portion of its insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of the Company’s insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, the Company’s insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect the Company against liability from all potential consequences. In addition, there is no assurance of renewal or the ability to obtain coverage acceptable to the Company in the future.
Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, the Company's jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and the Company's insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown. The Company has removal of wreck coverage for this incident up to a total amount of $110.0 million. During the first and second quarters of 2015, the Company received $2.4 million and $1.1 million, respectively, in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. The Company and its insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Sales and Use Tax Audits
Certain of the Company’s legal entities are under audit by various taxing authorities for several prior-year periods. These audits are ongoing and the Company is working to resolve all relevant issues. The Company has an accrual of $10.2 million and $10.0 million related to these sales and use tax matters, which is included in Accrued Liabilities on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

HERCULES OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

10.    Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Adoption is permitted under the ASU using either a full or modified retrospective application approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year and makes it effective for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB is issuing this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Under previous Generally Accepted Accounting Principles, lessees did not recognize lease assets and lease liabilities for those leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this amendment is permitted. The Company is in the process of evaluating the impact of this accounting standard on its consolidated financial statements.
11.    Subsequent Events
Forbearance Agreement and First Amendment to the Credit Agreement and Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement
On April 18, 2016, the Company (or the "Borrower") and certain of its subsidiaries (the “Loan Parties”) entered into a Forbearance Agreement and First Amendment to the Credit Agreement (the “Amendment”), with Jefferies Finance LLC, (the "Agent") for itself and certain financial institutions (the "Lenders"). On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement to extend the Forbearance Period (See Note 1).
Insurance Renewal
The Company maintains insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. The Company has completed the renewal of all its key insurance policies for the period beginning May 1, 2016.
Per the terms of the renewal, effective May 1, 2016, the Company carries a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $250.0 million for pollution liability that is covered as per policy conditions. Additionally, the Company carries a contractor's expense policy for the Hercules Triumph and Hercules Resilience with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess coverage up to $250.0 million for pollution liability that is covered as per policy conditions. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and March 31, 2015, included elsewhere herein, and with our Annual Report on Form 10-K, as amended ("Form 10-K") for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Please also read "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A of Part II of this quarterly report for a discussion of certain risks facing our company.
OVERVIEW
We are a leading provider of shallow-water drilling and marine services to the oil and natural gas exploration and production industry globally. We provide these services to national oil and gas companies, major integrated energy companies and independent oil and natural gas operators. As of April 28, 2016, we operated a fleet of 27 jackup rigs (18 marketed, 9 cold stacked), including one rig under construction, and 19 liftboat vessels (18 marketed, 1 cold stacked). Our diverse fleet is capable of providing services such as oil and gas exploration and development drilling, well service, platform inspection, maintenance and decommissioning operations in several key shallow-water provinces around the world.
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
On August 13, 2015 (the "Petition Date"), Hercules Offshore, Inc. and certain of its U.S. domestic direct and indirect subsidiaries (together with Hercules Offshore, Inc., the "Debtors") filed voluntary petitions (the "Bankruptcy Petitions") for reorganization ("Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). Through the Chapter 11 Cases, the Debtors implemented the pre-packaged plan of reorganization (the "Plan") in accordance with the restructuring support agreement ("RSA") that the Debtors entered into with the Steering Group Members on June 17, 2015. The Chapter 11 Cases were jointly administered under the caption In re: Hercules Offshore, Inc., et al (Case No. 15-11685). The Company's foreign subsidiaries and one U.S. domestic subsidiary ("Non-Filing Entities") were not party to the Bankruptcy filing. After the petition date, the Debtors operated their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court until their emergence on November 6, 2015 from bankruptcy. The Non-Filing Entities continued to operate in the ordinary course of business.
Upon our emergence from Chapter 11 on November 6, 2015, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”) which resulted in Hercules becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. The fair values of our assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements may not be reliable indicators of our financial condition and results of operations for any period after we adopted fresh-start reporting. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, our consolidated balance sheets and consolidated statements of operations subsequent to November 6, 2015 will not be comparable to our consolidated balance sheets and consolidated statements of operations prior to November 6, 2015.
 We are currently projecting that we will violate the Maximum Senior Secured First Lien Leverage Ratio under our Credit Agreement on March 31, 2017. If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate these debt obligations. In addition, we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option.

References to “Successor” or “Successor Company” relate to Hercules on and subsequent to November 6, 2015. References to “Predecessor” or “Predecessor Company” refer to Hercules on and prior to November 6, 2015.
Dayrate Reductions
On February 25, 2015, we received a notice from Saudi Aramco terminating for convenience our drilling contract for the Hercules 261, effective on or about March 27, 2015. We received subsequent notices from Saudi Aramco extending the effective date of termination to May 31, 2015. On June 1, 2015, we received notice from Saudi Aramco reinstating the drilling contract on the Hercules 261, in exchange for dayrate concessions on the Hercules 261, Hercules 262 and Hercules 266 from their existing contracted rates to $67,000 per day. These reduced dayrates were effective retroactively from January 1, 2015 through December 31, 2016 for the Hercules 261 and Hercules 262, and through the remaining contract term for the Hercules 266. However, on March 9, 2016, we received a notice from Saudi Aramco further reducing the dayrates under the contracts for the Hercules 261 and Hercules 262 from $67,000 per day to $63,650 per day. The reduced dayrates will apply retroactively from January 1, 2016, through December 31, 2016. The dayrate for the Hercules 266 was also reduced from $67,000 per day to $63,650 per day effective January 1, 2016, through the remaining term of its contract, or April 7, 2016. On April 6, 2016, we received notice from Saudi Aramco extending the contract for the Hercules 266 to June 30, 2016. The dayrate for the Hercules 266 will remain at $63,650 per day through the term of the contract extension.

Drilling Contract Award and Rig Construction Contract
In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, we will own and operate. Contract commencement is expected in mid-2016 (See "Recent Events" regarding the delivery of Hercules Highlander). In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd ("JSL") in Singapore. This High Specification, Harsh Environment newbuild rig is based on the Friede & Goldman JU-2000E design, with a 400 foot water depth rating and enhancements that will provide for greater load-bearing capabilities and operational flexibility. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning, mobilization and other costs, total delivery cost is estimated at approximately $272 million, of which approximately $208 million remains to be spent at March 31, 2016. The total delivery cost estimate excludes any customer specific outfitting that is reimbursable to us, as well as capitalized interest. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in the second quarter of 2016. Subject to meeting the terms of the Escrow Agreement and the terms of the Forbearance Agreement and First Amendment to the Credit Agreement and related Amendment No. 1, the Escrowed Amount will be released and is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See "Recent Events"). $200.0 million of the proceeds from the Senior Secured Credit Facility were placed in an escrow account to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander and are included in Restricted Cash on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. During the Forbearance Period (See "Recent Events"), we will not be able to receive any of the Escrowed Amount, and accordingly will not be able to accept delivery of the Hercules Highlander during this time. We are in communication with the shipyard and our customer regarding these matters. However, if we fail to take delivery of the Hercules Highlander by May 10, 2016, and are unable to obtain a waiver from the shipyard, we will be deemed to be in default of the rig construction contract which could result in a default under the Credit Agreement (See "Recent Events").
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
Specific to the Perisai Agreement, we recognized the following results in our International Offshore segment:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$2.4	$4.2
Operating Expenses	1.6	2.6
Contract Backlog
Our backlog at April 28, 2016, totaled approximately $824.2 million for our executed contracts, including the Maersk contract for the newbuild jackup rig, Hercules Highlander, and assuming that the dayrates on the Hercules 261 and Hercules 262 revert back to their originally contracted dayrates effective January 1, 2017. Approximately $97.9 million of this estimated backlog is expected to be realized during the remainder of 2016. We calculate our estimated contract revenue backlog, or future contracted revenue, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization, less any penalties or reductions in dayrate for late delivery or non-compliance with contractual obligations. Backlog excludes revenue for management agreements, mobilization, demobilization, contract preparation and customer reimbursables. The amount of actual revenue earned and the actual periods during which revenue is earned will be different than the backlog disclosed or expected due to various factors. Downtime due to various operational factors, including unscheduled repairs, maintenance, operational delays, health, safety and environmental incidents, weather events in the Gulf of Mexico and elsewhere and other factors (some of which are beyond our control), may result in lower actual revenue than the full contractual operating dayrate. In some of the contracts, our customer has the right to terminate the contract without penalty and in certain instances, with little or no notice. Please See "Recent Events" regarding delivery of the Hercules Highlander.

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
RECENT EVENTS
On April 18, 2016, the Company (or the "Borrower") and certain of its subsidiaries (the “Loan Parties”) entered into a Forbearance Agreement and First Amendment to the Credit Agreement (the “Amendment”) (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources), with Jefferies Finance LLC, (the "Agent") for itself and certain financial institutions (the "Lenders"). Pursuant to the Amendment, the Required Lenders have agreed, during the Forbearance Period (as hereinafter defined), to forbear from exercising their rights and remedies (if any) under the Credit Agreement with respect to the alleged failure by the Borrowers to comply with certain specified affirmative covenants relating to administrative post-closing matters in foreign jurisdictions under the Credit Agreement. Certain Lenders have asserted (but have not given notice under the Credit Agreement) that (i) an Event of Default occurred based on the Borrower’s alleged failure to be in compliance with an affirmative covenant with respect to causing Hercules Offshore Nigeria Limited to deliver the certificate of registration of the vessel mortgage for collateral purposes by April 15, 2016 (the "Nigeria Registration Covenant"), and (ii) a Default has occurred based on the Borrower’s alleged failure to be in compliance with an affirmative covenant with respect to using best efforts to cause the Gibraltar Guarantor to dissolve, merge or consolidate with or into another Loan Party within the required time period. Although there is no express cure period in the Credit Agreement with respect to the Nigeria Registration Covenant, the Borrower delivered the required certificate of registration on April 21, 2016. The Borrower has notified the Agent that it disagrees with the Lenders' interpretation of the alleged Default and Event of Default with respect to these administrative covenants and believes that defenses may exist with respect to the alleged Default and Event of Default and has reserved all rights with respect thereto. Capitalized terms used in this disclosure and not otherwise defined herein have the meanings given to such terms in the Credit Agreement, as amended by the Amendment.
Under the Amendment, the Lenders’ forbearance commences on the date that certain conditions in the Amendment are met and continues until the earlier to occur of: (i) the termination of the Forbearance Period as a result of any Forbearance Default; and (ii) April 28, 2016, unless otherwise mutually agreed in writing by the Borrower and the Required Lenders (with written notice to the Agent) (the “Forbearance Period”). On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement to extend the Forbearance Period.
Pursuant to Amendment No. 1, the Required Lenders have agreed to extend the Forbearance Period so that such period will continue until the earliest to occur of: (i) the termination of the Forbearance Period as a result of any Forbearance Default; (ii) 11:59 p.m. (New York City time) on May 31, 2016; and (iii) 11:59 p.m. (New York City time) on the second Business Day following the Required Lenders’ delivery of written notice (which notice shall be effective only if delivered after 11:59 p.m. (New York City time) on May 4, 2016) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement terminating the Forbearance Period; provided, however, that any notice given pursuant to the foregoing clause (iii) shall be revoked upon the Required Lenders’ delivery of written notice (which notice of revocation shall be effective only if delivered prior to 11:59 p.m. (New York City time) on the second Business Day following the delivery of the notice given pursuant to the foregoing clause (iii)) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement (the “Forbearance Period”).
Under the Amendment and Amendment No. 1, the Lenders’ forbearance is subject to certain conditions as described therein and in the Credit Agreement as amended thereby. The Amendment further serves to amend the Credit Agreement to, among other matters, clarify the process to be followed for delivery of an officers’ certificate and release of the Escrowed Amount under the Escrow Agreement.
During the Forbearance Period, we will not be able to receive any of the Escrowed Amount, and accordingly will not be able to accept delivery of the Hercules Highlander during this time. We are in communication with the shipyard and our customer regarding these matters. However, if we fail to take delivery of the Hercules Highlander by May 10, 2016, and are unable to obtain a waiver from the shipyard, we will be deemed to be in default of the rig construction contract which could result in a default under the Credit Agreement.

During the Forbearance Period, the Loan Parties and the Lenders who are parties to the Amendment and Amendment No. 1 agree to negotiate in good faith an agreement with respect to a potential recapitalization, business combination or other alternative strategic transaction with respect to the Borrower, including a potential restructuring of the Loans under the Credit Agreement.
Although we are exploring all strategic alternatives, no decision has been made to engage in any particular transaction or transactions. Moreover, there can be no assurance that the Board will authorize the pursuit of any strategic alternative and there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any strategic transaction we may pursue would result in potential changes to our current business strategy and future operations and prospects. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results would likely be significantly different than those in historical periods or projected by our management.
Balance Sheet Classification
While our debt has not been called or accelerated, certain lenders have asserted (but have not given notice under the Credit Agreement) that an Event of Default and a Default has occurred, although we believe that defenses may exist. If it is determined that an Event of Default exists, the debt could be called and accelerated, therefore, our debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of March 31, 2016.
In the event our debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, we would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about our ability to continue as a going concern. While we would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in our existing debt agreements could be completed or would be sufficient.
Insurance Renewal
We are responsible for the deductible portion of our insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of our insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences. In addition, there is no assurance of renewal or the ability to obtain coverage acceptable to us in the future.
We maintain insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. The underlying information reflects our insurance programs beginning May 1, 2016.
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

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $356.4 million;
- Deductible for events that are not caused by a U.S. Gulf of Mexico named windstorm;	- $5.0 million and $1.0 million per occurrence for drilling rigs and liftboats, respectively;
- Deductible for events that are caused by a U.S. Gulf of Mexico named windstorm;	- $10.0 million;
- Maritime employer liability (crew liability);	- $5.0 million self-insured retention with excess liability coverage up to $250.0 million*;
- Personal injury and death of third parties;	- Primary coverage of $5.0 million per occurrence and $10.0 million annual aggregate with additional excess liability coverage up to $250.0 million*, subject to a $250,000 per occurrence deductible;
- Limitations for coverage for losses caused in U.S. Gulf of Mexico named windstorms; and
- Annual aggregate limit of liability of $25.0 million for property damage (except $50.0 million in respect to Hercules 205, Hercules 300 and Hercules 350) and up to a total of $100.0 million* of liability coverage, including removal of wreck coverage; and

- Vessel pollution emanating from our vessels and drilling rigs.	- Primary limits of $5.0 million up to $17.1 million per occurrence and excess liability coverage up to $250.0 million*.
*Annual aggregate limit
Control-of-well events generally include an unintended flow from the well that cannot be contained by equipment on site (e.g., a blow-out preventer), by increasing the weight of the drilling fluid, or that does not naturally close itself off through what is typically described as "bridging over". We carry a contractor’s extra expense policy with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess liability coverage up to $250.0 million for pollution liability that is covered as per policy conditions. Additionally, we carry a contractor's expense policy for the Hercules Triumph and Hercules Resilience with $50.0 million primary liability coverage for well control costs, pollution and expenses incurred to redrill wild or lost wells, with excess coverage up to $250.0 million for pollution liability that is covered as per policy conditions. The policies are subject to exclusions, limitations, deductibles, self-insured retention and other conditions, including the requirement for Company gross negligence or willful misconduct.
Hercules Triumph and Hercules Resilience Marine Package Coverage
We have a separate primary marine package for Hercules Triumph and Hercules Resilience that provides the following:

Events of Coverage	Coverage Amounts and Deductibles
- Total maximum amount of hull and machinery coverage;	- $100.0 million per rig;
- Deductible	- $2.5 million per occurrence per rig;
- Extended contractual liability, including subsea activities, property and personnel, clean-up costs (primary coverage);	- $25.0 million per occurrence;
- Pollution-by-blowout coverage (primary coverage); and	- $10.0 million per occurrence; and
- Operational protection and indemnity coverage.	- $500.0 million per rig, subject to a $50,000 per occurrence deductible for claims originating outside the U.S. and a $250,000 per occurrence deductible for claims originating in the U.S.

RESULTS OF OPERATIONS
The following table sets forth financial information by operating segment and other selected information for the periods indicated:

	Successor	Predecessor
(Dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change	% Change
Domestic Offshore:
Number of rigs (as of end of period)	18	24
Revenue	$12,379	$52,875	$(40,496)	(76.6)%
Operating expenses	11,652	35,966	(24,314)	(67.6)%
Depreciation and amortization expense	1,893	11,693	(9,800)	(83.8)%
General and administrative expenses	789	1,386	(597)	(43.1)%
Operating income (loss)	$(1,955)	$3,830	$(5,785)	n/m
International Offshore:
Number of rigs (as of end of period)	9	9
Revenue	$27,472	$51,648	$(24,176)	(46.8)%
Operating expenses	23,373	50,167	(26,794)	(53.4)%
Depreciation and amortization expense	3,113	20,339	(17,226)	(84.7)%
General and administrative expenses	1,137	1,994	(857)	(43.0)%
Operating loss	$(151)	$(20,852)	$20,701	(99.3)%
International Liftboats:
Number of liftboats (as of end of period)	19	24
Revenue	$11,014	$18,096	$(7,082)	(39.1)%
Operating expenses	11,367	13,466	(2,099)	(15.6)%
Depreciation and amortization expense	2,571	4,432	(1,861)	(42.0)%
General and administrative expenses	963	549	414	75.4%
Operating loss	$(3,887)	$(351)	$(3,536)	n/m
Total Company:
Revenue	$50,865	$122,619	$(71,754)	(58.5)%
Operating expenses	46,392	99,599	(53,207)	(53.4)%
Depreciation and amortization expense	7,577	37,218	(29,641)	(79.6)%
General and administrative expenses	11,158	15,760	(4,602)	(29.2)%
Operating loss	(14,262)	(29,958)	15,696	(52.4)%
Interest expense	(12,974)	(24,960)	11,986	(48.0)%
Other, net	1,711	420	1,291	n/m
Loss before income taxes	(25,525)	(54,498)	28,973	(53.2)%
Income tax provision	(1,406)	(2,617)	1,211	(46.3)%
Net loss	$(26,931)	$(57,115)	$30,184	(52.8)%
_____________________________
"n/m" means not meaningful.

The following table sets forth selected operational data by operating segment for the periods indicated:

	Successor
	Three Months Ended March 31, 2016
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	210	819	25.6%	$58,948	$14,227
International Offshore	363	728	49.9%	75,680	32,106
International Liftboats	650	1,638	39.7%	16,945	6,940

	Predecessor
	Three Months Ended March 31, 2015
	Operating Days	Available Days	Utilization(1)	Average Revenue per Day(2)	Average Operating Expense per Day(3)
Domestic Offshore	533	887	60.1%	$99,203	$40,548
International Offshore	345	720	47.9%	149,704	69,676
International Liftboats	788	2,070	38.1%	22,964	6,505
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

For the Three Months Ended March 31, 2016 and 2015
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Domestic Offshore. Revenue decreased for our Domestic Offshore segment primarily as a result of a decline in operating days and lower average dayrates.
International Offshore. Revenue for our International Offshore segment decreased due to the following:

•	Hercules 208 was warm stacked in the current period and the 2015 period included demobilization revenue;

•	Hercules 267 was warm stacked in the current period;

•	Hercules 266 experienced lower dayrates and the 2015 period included mobilization revenue;

•	Hercules 261 experienced lower dayrates;
partially offset by an increase in revenue due to the following:

•	Hercules 260 working in 2016 compared to the rig being in the shipyard preparing for a contract in 2015.
International Liftboats. The decrease in revenue from our International Liftboats segment resulted from a decline in operating days and lower average revenue per vessel per day.
Operating Expenses
Consolidated. The decrease in consolidated operating expenses is described below.

Domestic Offshore. Operating expenses for our Domestic Offshore segment decreased across all major expense categories primarily due to lower activity levels.
International Offshore. The decrease in operating expenses for our International Offshore segment is largely due to the following:

•	Hercules 267 was warm stacked in the Current Quarter;

•	Hercules 208 was warm stacked in the Current Quarter and the rig incurred demobilization costs in the Comparable Quarter;

•	Hercules Triumph was in the shipyard a portion of the Comparable Quarter preparing for North Sea Operations;

•	Hercules Resilience experienced cost reductions;

•	Hercules 260 was in the shipyard preparing for a contract in the Comparable Period; and

•	Hercules 262 experienced cost reductions.
International Liftboats. Operating expenses for our International Liftboats segment decreased across all major expense categories primarily due to lower activity levels.
Depreciation and Amortization
Upon our emergence from Chapter 11 on November 6, 2015, we applied the provisions of fresh-start accounting and revalued our property and equipment and drydocking asset to fair value which resulted in a decrease in those values. The decrease in depreciation and amortization is largely due to the reduction in asset values as a result of fresh start accounting. These decreases are partially offset by additional depreciation related to capital projects.
General and Administrative
The decrease in general and administrative expenses is primarily related to a reduction in labor costs across all segments.
Interest Expense
The decrease in interest expense is primarily due to the elimination of Predecessor debt as a result of the the implementation of the plan of reorganization on November 6, 2015. Partially offsetting this decrease is interest expense on Successor debt.
Other Income
The increase in other income, net is primarily related to the gain on the embedded put option derivative due to the change in the fair market value from December 31, 2015 to March 31, 2016.
Income Tax Provision
During the Current Period we generated an income tax provision of $1.4 million compared to $2.6 million in the Comparable Quarter. The change is primarily related to a decrease in foreign income tax due to a reduction in operations in foreign jurisdictions in the Current Period as compared to the Comparable Period, partially offset by a $0.9 million tax benefit recorded in the Comparable Period related to an expiration of the statute of limitations of an unrecognized tax benefit.
Non-GAAP Financial Measures
Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other Securities and Exchange Commission ("SEC") regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use various Non-GAAP financial measures such as adjusted operating loss, adjusted net loss, adjusted diluted loss per share, EBITDA and Adjusted EBITDA. EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, Non-GAAP amounts are meaningful disclosures for the following reasons: i) each are components of the measures used by our board of directors and management team to evaluate and analyze our operating performance and historical trends, ii) each are components of the measures used by our management team to make day-to-day operating decisions, iii) under certain scenarios the Predecessor Credit Agreement required us to maintain compliance with a maximum secured leverage ratio, which contained Non-GAAP adjustments as components, iv) the Successor Credit Agreement requires us to maintain compliance with a maximum senior secured first lien leverage ratio, which contains Non-GAAP adjustments as components, v) each are components of the measures used by our management to facilitate internal comparisons to competitors’ results and the shallow-water drilling and marine services industry in general, vi) results excluding certain costs and expenses provide useful information for the understanding of the ongoing operations without the impact of significant special items, and vii) the payment of certain bonuses to members of our management is contingent upon, among other things, the satisfaction by the Company of financial targets, which may contain Non-GAAP measures as components. We acknowledge that there are limitations when using Non-GAAP measures. The measures below are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. In addition, the EBITDA and Adjusted EBITDA amounts presented in the following table should not be used for covenant compliance purposes as these amounts could differ materially from the amounts ultimately calculated under our debt instruments. Because all companies do not use identical calculations, the amounts below may not be comparable to other similarly titled measures of other companies.
The following table presents a reconciliation of the GAAP financial measure to the corresponding adjusted financial measure (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net Loss	$(26,931)	$(57,115)
Interest expense	12,974	24,960
Income tax provision	1,406	2,617
Depreciation and amortization	7,577	37,218
EBITDA	(4,974)	7,680
CRITICAL ACCOUNTING POLICIES
We believe that our more critical accounting policies include those related to property and equipment, revenue recognition, income taxes, derivatives, stock-based compensation and accrued self-insurance reserves. Inherent in such policies are certain key assumptions and estimates. For additional information regarding our critical accounting policies, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1 of Part 1 of this Quarterly Report on Form 10-Q.
OUTLOOK
Offshore
Demand for our oilfield services is driven by our exploration and production ("E&P") customers' capital spending, which can experience significant fluctuations depending on current commodity prices and their expectations of future price levels, among other factors. Based on 2016 capital spending surveys, we expect both domestic and international focused exploration and production capital spending will decrease significantly from already low 2015 levels.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Sources and uses of cash for the three months ended March 31, 2016 are as follows (in millions):

Net Cash Used in Operating Activities	$(26.0)
Net Cash Provided by (Used in) Investing Activities:
Capital Expenditures	(8.4)
Proceeds from Sale of Assets, Net	0.3
Total	(8.1)
Net Cash Provided by (Used in) Financing Activities:	—
Net Decrease in Cash and Cash Equivalents	$(34.1)
Sources of Liquidity and Financing Arrangements
Our liquidity is comprised of cash on hand and cash from operations. We currently believe we will have adequate liquidity to fund our operations through at least December 31, 2016. However, we acknowledge that if an event of default should occur and under such event our debt is called and accelerated, the outstanding debt obligation of $450.0 million plus the Applicable Premium would become due immediately. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about our ability to continue as a going concern. To the extent we do not generate sufficient cash from operations we may need to raise additional funds through debt, equity offerings or the sale of assets to refinance existing debt, to fund capital expenditures or for general corporate purposes.
Cash Requirements and Contractual Obligations
Our current debt structure is used to fund our business operations.

Balance Sheet Classification
While our debt has not been called or accelerated, certain lenders have asserted (but have not given notice under the Credit Agreement) that an Event of Default and a Default has occurred, although we believe that defenses may exist (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events). If it is determined that an Event of Default exists, the debt could be called and accelerated, therefore, our debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of March 31, 2016.
In the event our debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, we would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about our ability to continue as a going concern. While we would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in our existing debt agreements could be completed or would be sufficient.
Senior Secured Credit Facility
On November 6, 2015 (the “Credit Agreement Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) that provides for a $450.0 million senior secured credit facility ("Senior Secured Credit Facility") consisting entirely of term loans. The loans were issued with 3.0% original issue discount, and $200.0 million (the “Escrowed Amount”) of the proceeds were placed into an escrow account pursuant to an Escrow Agreement. Subject to meeting the terms of the Escrow Agreement and the terms of the Forbearance Agreement and First Amendment to the Credit Agreement and related Amendment No. 1, the Escrowed Amount will be released and is to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview). On April 18, 2016, the Company and certain of its subsidiaries entered into a Forbearance Agreement and First Amendment to the Credit Agreement. On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events).
We have to maintain compliance with (i) a maximum senior secured first lien leverage ratio (as defined in the Credit Agreement, being generally computed as the ratio of secured first lien debt to consolidated net income before interest, taxes, depreciation and amortization, which EBITDA amount will be annualized for any test period during 2017) commencing from the fiscal quarter ending March 31, 2017 and (ii) a minimum liquidity amount, consisting of unrestricted cash and cash equivalents, commencing from the Credit Agreement Closing Date. The maximum secured leverage ratio is 6.0 to 1.0 for the fiscal quarter ending March 31, 2017, 5.0 to 1.0 for the fiscal quarter ending June 30, 2017, 4.0 to 1.0 for the fiscal quarter ending September 30, 2017, and 3.5 to 1.0 for the fiscal quarter ending December 31, 2017 and thereafter. The minimum liquidity is $100.0 million for the period beginning on the Credit Agreement Closing Date and ending on June 30, 2016, $75.0 million for the period beginning July 1, 2016 and ending December 31, 2016, $50.0 million for the period beginning January 1, 2017 and ending June 30, 2017, and $25.0 million for the period beginning July 1, 2017 and thereafter. At March 31, 2016, we were in compliance with all covenants under our Senior Secured Credit Facility. We are currently projecting that we will violate the Maximum Senior Secured First Lien Leverage Ratio under our Credit Agreement on March 31, 2017. If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate these debt obligations. In addition, we would be required to pay an additional premium of all interest that would accrue until November 6, 2018, plus a 3% premium, discounted to present value ("Applicable Premium"). Because of this Applicable Premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic and foreign subsidiaries, and the obligations of us and the guarantors are secured by liens on substantially all of their respective assets, including their current and future vessels (including the Hercules Highlander if it is delivered), bank accounts, accounts receivable, and equity interests in subsidiaries. Upon an event of default under the Credit Agreement, the Agent may, or at the direction of lenders holding a majority of the loans under the Credit Agreement shall, declare all amounts owing under the Credit Agreement to be due and payable. In addition, upon an event of default under the Credit Agreement (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events) the Agent is empowered to exercise all rights and remedies of a secured party and foreclose upon the collateral securing the Credit Agreement, in addition to all other rights and remedies under the security documents described in the Credit Agreement. Upon any acceleration of the loans under the Credit Agreement, the prepayment premiums described in the Credit Agreement that are otherwise applicable to voluntary prepayments shall become due and payable to the lenders.

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
Upon issuance of the Senior Secured Credit Facility on November 6, 2015, we received net proceeds of approximately $436.5 million, incurred debt issuance costs of approximately $11.0 million, and recognized a derivative financial instrument approximating $8.5 million. After these adjustments, the debt approximated $417.0 million.
In connection with fresh-start accounting, the debt was recorded at fair value of $428.0 million which was determined using an Income Approach, specifically the risk-neutral method. The difference between the $450.0 million face amount and the fair value recorded in fresh-start accounting is being amortized over 4.5 years, the expected life of the debt.
The fair value of the embedded put option derivative was $11.7 million as of March 31, 2016 and is included in Other Current Liabilities on the Consolidated Balance Sheet at March 31, 2016. The fair value of the embedded put option derivative was $13.3 million as of December 31, 2015 and is included in Other Liabilities on the Consolidated Balance Sheet at December 31, 2015.
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
We maintain insurance coverage that includes coverage for physical damage, third-party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages. Effective May 1, 2015, the terms of our key insurance policies are as described below. The Company’s insurance policies typically consist of twelve-month policy periods. Effective May 1, 2016, we completed the annual renewal of all of our key insurance policies (See Part 1, Item 2, Management's Discussion and Analysis of Financial condition and Results of Operation — Recent Events).
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
Adequacy of Insurance Coverage
We are responsible for the deductible portion of our insurance coverage. Management believes adequate accruals have been made on known and estimated exposures up to the deductible portion of our insurance coverage. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured. However, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences. In addition, there is no assurance of renewal or the ability to obtain coverage acceptable to us in the future.

Hercules 265 Incident and Settlement of Property Damage Insurance Claim
In July 2013, our jackup drilling rig Hercules 265, a 250' mat-supported cantilevered unit operating in the U.S. Gulf of Mexico Outer Continental Shelf lease block South Timbalier 220, experienced a well control incident. The rig sustained substantial damage in the incident and our insurance underwriters determined that the rig was a constructive total loss. The cause of the incident is unknown. We have removal of wreck coverage for this incident up to a total amount of $110.0 million. During the first and second quarters of 2015, we received $2.4 million and $1.1 million, respectively, in gross proceeds from the insurance underwriters as reimbursement for a portion of the wreck removal and related costs incurred to date. We and our insurance underwriters continue to negotiate the insurance recovery amounts for costs related to the salvage of the rig and certain other insured losses.
Capital Expenditures
We currently expect total capital expenditures during the remainder of 2016 to approximate between $210 million and $240 million. Planned capital expenditures include the final shipyard payment, additional equipment, mobilization, and commissioning expenditures for the Hercules Highlander, as well as items related to general maintenance, regulatory, refurbishment, upgrades and contract specific modifications to our other rigs and liftboats. Changes in timing of certain planned capital expenditure projects may result in a shift of spending levels beyond 2016. However, if we are unable to take delivery of the Hercules Highlander (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events), our capital expenditures would approximate between $25 million and $45 million for the remainder of 2016.
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
Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, future minimum operating lease obligations, purchase commitments and management compensation obligations. During the first three months of 2016, there were no material changes outside the ordinary course of business in the specified contractual obligations.
On April 18, 2016, the Company and certain of its subsidiaries entered into a Forbearance Agreement and First Amendment to the Credit Agreement (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources). On April 28, 2016, the Loan Parties entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”) with the Agent and certain Lenders designated therein, which amends the Forbearance Agreement. During the Forbearance Period, we will not be able to receive any of the Escrowed Amount, and accordingly will not be able to accept delivery of the Hercules Highlander during this time. We are in communication with the shipyard and our customer regarding these matters. However, if we fail to take delivery of the Hercules Highlander by May 10, 2016, and are unable to obtain a waiver from the shipyard, we will be deemed to be in default of the rig construction contract which could result in a default under the Credit Agreement. During the Forbearance Period, the Loan Parties and the Lenders who are parties to the Amendment and Amendment No. 1 agree to negotiate in good faith an agreement with respect to a potential recapitalization, business combination or other alternative strategic transaction with respect to the Borrower, including a potential restructuring of the Loans under the Credit Agreement. (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events).
In the event our debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, we would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about our ability to continue as a going concern. While we would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in our existing debt agreements could be completed or would be sufficient. (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events).
For additional information about our contractual obligations as of December 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act that are applicable to us and our business. All statements, other than statements of historical fact, included in this quarterly report, including statements that address outlook, activities, events or developments that we intend, contemplate, estimate, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	our levels of indebtedness, debt service, covenant compliance and access to capital under current market conditions;

•	the impact of any alleged default or event of default under our Credit Agreement;

•	our ability to enter into new contracts for our rigs and liftboats, including the Hercules Triumph and Hercules Resilience, and future utilization rates and dayrates for the units;

•	our ability to maintain our contracts on current terms, to renew or extend our contracts, or enter into new contracts, when such contracts expire;

•	demand for our rigs and our liftboats;

•	activity levels of our customers and their expectations of future energy prices and ability to obtain drilling permits in an efficient manner or at all;

•	sufficiency and availability of funds for required capital expenditures, working capital and debt service;

•	our ability to close the sale and purchase of assets on time;

•	expected completion times for our repair, refurbishment and upgrade projects;

•	our ability to complete our shipyard projects incident free;

•	our ability to complete our shipyard projects on time to avoid cost overruns and contract penalties;

•	our ability to effectively reactivate rigs that we have stacked;

•	the timing and cost of shipyard projects and refurbishments and the return of idle rigs to work;

•	our plans to increase international operations;

•	expected useful lives of our rigs and liftboats;

•	future capital expenditures and refurbishment, reactivation, transportation, repair and upgrade costs;

•	liabilities and restrictions under applicable laws of the jurisdictions in which we operate and regulations protecting the environment;

•	expected outcomes of litigation, investigations, claims, disputes and tax audits and their expected effects on our financial condition and results of operations;

•	the existence of insurance coverage and the extent of recovery from our insurance underwriters for claims made under our insurance policies; and

•
expectations regarding offshore drilling and liftboat activity and dayrates, market conditions, demand for our rigs and liftboats, operating revenue, operating and maintenance expense, insurance coverage, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook and future earnings.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A of Part II of this quarterly report and the following:

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
Interest Rate Exposure
We are subject to interest rate risk on our variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. As of March 31, 2016, the interest rate for the $450 million Senior Secured Credit Facility was 10.5%. If the interest rate averaged 1% more for the next year than the rates as of March 31, 2016, annual interest expense would increase $4.5 million. This sensitivity analysis assumes there are no changes in our financial structure and excludes the impact of any interest related to the difference between the $450 million face amount and the carrying value due to discounts. The Fair Value of the amount outstanding on the Senior Secured Credit Facility at March 31, 2016 was $312.3 million.
While our debt has not been called or accelerated, certain lenders have asserted (but have not given notice under the Credit Agreement) that an Event of Default and a Default has occurred, although we believe that defenses may exist (See the information set forth in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events). If it is determined that an Event of Default exists, the debt could be called and accelerated, therefore, our debt was classified as current and is included in Current Portion of Long-Term Debt in the Consolidated Balance Sheet as of March 31, 2016.

In the event our debt is called and accelerated, the outstanding debt obligation of $450.0 million would become due immediately. In addition, we would be required to pay the Applicable Premium, which as of April 15, 2016 (the alleged Event of Default and Default date) would approximate $136 million. If the outstanding debt obligation and Applicable Premium became due immediately it could raise substantial doubt about our ability to continue as a going concern. While we would attempt to take appropriate mitigating actions to refinance any indebtedness and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness or curing potential defaults in our existing debt agreements could be completed or would be sufficient.
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
Except for the additional disclosures set forth below, for additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

If we are unable to comply with the financial and other covenants in our Senior Secured Credit Facility and our Forbearance Agreement, there could be a default, which could result in an acceleration of our debt obligations.

                Under our Senior Secured Credit Facility, we are subject to both financial and non-financial covenants.  Our Credit Facility includes financial covenants that require us to maintain a minimum amount of liquidity and, starting in the first quarter of 2017, the financial covenants will also require us to maintain a maximum ratio of first lien debt relative to our EBITDA. Our ability to comply with these financial covenants can be affected by events beyond our control. Reduced activity levels in the oil and natural gas industry, such as we are currently experiencing, could adversely impact our ability to comply with such covenants in the future. Our failure to comply with the covenants in our Credit Facility would result in an event of default under the Credit Facility. An event of default could result in our having to immediately repay all amounts outstanding under the Credit Facility and in foreclosure of liens on our assets. As of March 31, 2016, we were in compliance with all covenants under our Credit Facility. However, we are currently projecting that we will violate the maximum ratio of first lien debt relative to our EBITDA on March 31, 2017.  If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate our debt obligations plus the Applicable Premium.  Because of this applicable premium, it could be challenging for us to obtain a waiver, and further, given the current state of the drilling market, we do not currently believe refinancing would be a viable option.

                On April 18, 2016, we entered into a Forbearance Agreement and First Amendment to the Credit Agreement (the “Forbearance Agreement”), which amends our Credit Agreement dated November 6, 2015.  On April 28, 2016, we entered into Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement (“Amendment No. 1”), which amends the Forbearance Agreement.  Pursuant to the Forbearance Agreement (as amended by Amendment No. 1), the lenders agreed during the Forbearance Period (as described below), to forbear from exercising their rights and remedies (if any) under the Credit Agreement with respect to our alleged failure to comply with certain specified affirmative covenants in the Credit Agreement relating to administrative post closing matters in foreign jurisdictions. We have notified the Agent that we disagree with the Lenders’ interpretation of the alleged Default and Event of Default with respect to these administrative covenants, and we believe that defenses may exist with respect to the alleged Default and Event of Default and have reserved all rights with respect thereto.
                The Forbearance Period will expire no later than May 31, 2016 and may be terminated earlier if the lenders exercise their right to terminate the Forbearance Period after May 4, 2016 with two business days’ notice.  Specifically, pursuant to Amendment No. 1, the Required Lenders have agreed to extend the Forbearance Period so that such period will continue until the earliest to occur of: (i) the termination of the Forbearance Period as a result of any Forbearance Default; (ii) 11:59 p.m. (New York City time) on May 31, 2016; and (iii) 11:59 p.m. (New York City time) on the second Business Day following the Required Lenders’ delivery of written notice (which notice shall be effective only if delivered after 11:59 p.m. (New York City time) on May 4, 2016) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement terminating the Forbearance Period; provided, however, that any notice given pursuant to the foregoing clause (iii) shall be revoked upon the Required Lenders’ delivery of written notice (which notice of revocation shall be effective only if delivered prior to 11:59 p.m. (New York City time) on the second Business Day following the delivery of the notice given pursuant to the foregoing clause (iii)) to the Borrower (with a copy to the Administrative Agent and the Collateral Agent) in accordance with Section 10.01(a) of the Credit Agreement (the “Forbearance Period”).
                Under the Forbearance Agreement and Amendment No. 1, the Lenders’ forbearance is subject to certain conditions as described therein and in the Credit Agreement as amended thereby. During the Forbearance Period, we will not be able to receive funds held in escrow under the Credit Agreement. Accordingly, we will not be able to fund or accept delivery of the Hercules Highlander during this time. However, if we fail to take delivery of the Hercules Highlander by May 10, 2016, and are unable to obtain a waiver from the shipyard, we will be deemed to be in default of the rig construction contract with the shipyard which could result in a default under the Credit Agreement.  If we are unable to comply with the covenants in our Credit Facility and our Forbearance Agreement, there could be a default under the Credit Agreement. If this occurs and we are not able to obtain a waiver from our lenders, the lenders could accelerate our debt obligations. In the event our debt is called and accelerated, the outstanding debt obligation under our Credit Facility and the Applicable Premium would become due immediately.
If we are unable to accept delivery of the Hercules Highlander, it could have a material adverse effect on our backlog and business.
                In May 2014, we signed a five-year drilling contract with Maersk Oil North Sea UK Limited ("Maersk") for a newbuild jackup rig, Hercules Highlander, that we would own and operate. Contract commencement is expected in mid-2016. In support of the drilling contract, in May 2014, we signed a rig construction contract with Jurong Shipyard Pte Ltd (the "shipyard") in Singapore. The shipyard cost of the rig is estimated at approximately $236 million. Including project management, spares, commissioning, mobilization and other costs, total delivery cost is estimated at approximately $272 million, of which approximately $208 million remains to be spent at March 31, 2016. We paid $23.6 million, or 10% of the shipyard cost, to JSL in May 2014 and made a second 10% payment in May 2015 with the final 80% of the shipyard payment due upon delivery of the rig, which is expected to be in the second quarter of 2016. An amount equal to $200.0 million of the proceeds from the Credit Facility were placed in an escrow account and are included in Restricted Cash on the Consolidated Balance Sheet as of March 31, 2016 to be used to finance the remaining installment payment on the Hercules Highlander and the expenses, costs and charges related to the construction and purchase of the Hercules Highlander.
                During the Forbearance Period, we will not be able to receive funds held in escrow under the Credit Agreement. Accordingly, we will not be able to fund or accept delivery of the Hercules Highlander during this time. The shipyard has provided notice to us of a default under the construction agreement if we do not accept delivery of the Hercules Highlander on or before May 10, 2016. We are in communication with our customer and the shipyard regarding these matters.  However, if we fail to take delivery of the Hercules Highlander by May 10, 2016, and are unable to obtain a waiver from the shipyard, we will be deemed to be in default of the rig construction contract with the shipyard which could result in a default under the Credit Agreement.
                Our inability to accept delivery of the Hercules Highlander may have a material adverse effect on our financial position, results of operations and cash flows.  As of April 28, 2016, our total contract backlog was approximately $824.2 million for our executed contracts, including approximately $410.9 million related to the Maersk contract for the newbuild jackup rig, Hercules Highlander, and accordingly, our financial prospects are significantly dependent upon our contract with Maersk. We could lose the Maersk Drilling Contract and/or receive potential claims from the customer and the shipyard under certain circumstances.  In the event of such a loss of contract or delay, we may not be able to generate any income from the Maersk Drilling Contract, which might lead to deferred or lost revenue, which is likely to have a material adverse effect on our results of operations, cash flows and financial position.
We are required under the Forbearance Agreement to negotiate in good faith with respect to a strategic transaction. There can be no assurance with respect to the terms or timing of any transaction, or whether any transaction will ultimately occur, or will occur on terms favorable to our stockholders or lenders or to our business.
                We have agreed with certain lenders to negotiate in good faith, during the Forbearance Period, an agreement with respect to a potential recapitalization, business combination or other alternative strategic transaction with respect to the company, including a potential restructuring of the loans under the Credit Agreement.  Although we are exploring all strategic alternatives, no decision has been made to engage in any particular transaction or transactions. Our lenders may not support strategic alternatives considered by the Board, or our lenders may favor different or conflicting strategic alternatives.  Moreover, there can be no assurance that the Board will authorize the pursuit of any strategic alternative and there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any strategic transaction we may pursue would result in potential changes to our current business strategy and future operations and prospects. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results would likely be significantly different than those in historical periods or projected by our management.
                There can be no assurance that the process of reviewing strategic alternatives will not have an adverse impact on our business. Current market conditions, including commodity prices, are unfavorable for our business and may constrain our ability to move forward with any possible dispositions or other strategic alternatives. There can be no assurances that we will be able to identify or complete any strategic transactions on commercially reasonable terms or at all, or that any such transaction would be favorable or acceptable to our stockholders or lenders, or to our business.
If we are unable to satisfy our obligations with respect to our indebtedness, we may be unable to continue as a going concern.
If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in our Credit Facility, or fail to negotiate a strategic transaction that is acceptable to our lenders during the Forbearance Period, an event of default could result, which would permit acceleration of our debt. In the event our debt is called and accelerated, the outstanding debt obligation under our Credit Facility and the Applicable Premium would become due immediately. If the outstanding debt obligation and additional premium became due immediately, it could raise substantial doubt about our ability to continue as a going concern. There is no assurance that any particular actions with respect to refinancing or restructuring existing indebtedness or curing potential defaults in our Credit Facility could be completed or would be sufficient. Any such actions may have a material adverse effect on the value of your investment in our common stock.

ITEM 6.	EXHIBITS

10.1	—
Forbearance Agreement and First Amendment to Credit Agreement, dated as of April 18, 2016 (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K filed April 21, 2016) (File No. 1-37623).

10.2	—
Amendment No. 1 to Forbearance Agreement and First Amendment to Credit Agreement, dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to Hercules' Current Report on Form 8-K filed April 29, 2016) (File No. 1-37623).

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

Date: May 5, 2016